Form 10-Q
period 2004-03-31
CANCERVAX CORP
filed 2004-05-14
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-50440

CANCERVAX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2243564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2110 Rutherford Road, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

(760) 494-4200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

     The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of May 1, 2004 was 26,738,334.

CANCERVAX CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CancerVax Corporation

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,265	$101,681
Securities available-for-sale	57,183	5,411
Restricted cash	—	1,000
Other current assets	837	917

Total current assets	93,285	109,009
Property and equipment, net	10,476	10,529
Goodwill	5,381	5,381
Intangibles, net	495	519
Restricted cash	1,000	1,000
Other assets	522	569

Total assets	$111,159	$127,007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,468	$5,650
Current portion of long-term debt	3,390	6,091

Total current liabilities	8,858	11,741
Long-term debt, net of current portion	1,008	1,811
Deferred rent	740	682
Commitments
Stockholders’ equity:
Common stock, $.00004 par value; 75,000 shares authorized; 26,736 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	245,248	245,314
Accumulated other comprehensive income (loss)	(19)	3
Deferred compensation	(2,654)	(3,353)
Accumulated deficit	(142,023)	(129,192)

Total stockholders’ equity	100,553	112,773

Total liabilities and stockholders’ equity	$111,159	$127,007

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating expenses:
Research and development	$9,572	$6,211
General and administrative	2,720	1,332
Amortization of employee stock-based compensation	598	155

Total operating expenses	12,890	7,698
Interest income (expense), net	59	(118)

Net loss	(12,831)	(7,816)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,150)

Net loss applicable to common stockholders	$(12,831)	$(9,966)

Basic and diluted net loss per share (1)	$(0.48)	$(27.72)

Weighted average shares used to compute basic and diluted net loss per share (1)	26,660	360

The allocation of employee stock-based compensation is as follows:
Research and development	$165	$29
General and administrative	433	126

	$598	$155

(1) As a result of the conversion of our preferred stock into 20.1 million shares of our common stock upon completion of our initial public offering on November 4, 2003, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 2 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,831)	$(7,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	667	197
Amortization of premium on securities available-for-sale	16	49
Interest receivable on securities available-for-sale	(87)	57
Depreciation	508	456
Amortization of intangibles	55	59
Deferred rent	58	12
Changes in operating assets and liabilities:
Other assets	90	(3)
Accounts payable and accrued liabilities	(182)	(411)

Net cash used in operating activities	(11,706)	(7,400)
Cash flows from investing activities:
Purchases of property and equipment	(455)	(256)
Purchases of securities available-for-sale	(56,722)	(2,942)
Maturities of securities available-for-sale	5,000	998
Sales of securities available-for-sale	—	1,985
Increase in intangibles	(31)	(50)
Decrease in restricted cash	1,000	—

Net cash used in investing activities	(51,208)	(265)
Cash flows from financing activities:
Payments on long-term debt	(3,504)	(650)
Proceeds from exercise of stock options, net	2	—

Net cash used in financing activities	(3,502)	(650)
Decrease in cash and cash equivalents	(66,416)	(8,315)
Cash and cash equivalents at beginning of period	101,681	26,083

Cash and cash equivalents at end of period	$35,265	$17,768

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

     In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

     Prior to our initial public offering, we issued shares of redeemable convertible preferred stock. We accrued the dividends due on the redeemable convertible preferred stock and accreted the difference between the carrying value and the redemption value of the redeemable convertible preferred stock. Upon conversion of the redeemable convertible preferred stock into common stock in conjunction with our November 2003 initial public offering, we ceased accruing the dividends and accreting the redemption value.

2. Net Loss Per Share

     We calculate net loss per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, reduced by the weighted average unvested common shares subject to repurchase, without consideration for common stock equivalents.

     The actual net loss per share amounts for the three months ended March 31, 2004 and 2003 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2004 includes the full effect of the 6.0 million shares of our common stock issued in our initial public offering on November 4, 2003 and the 20.1 million shares of our common stock issued upon conversion of our preferred stock in conjunction with the initial public offering. As a result of the issuance of these common shares on November 4, 2003, there is a lack of comparability in the basic and diluted net loss per share amounts for the three months ended March 31, 2004 and 2003. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each year presented or the date of issuance, if later.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share
	amounts)
Actual:
Numerator:
Net loss, as reported	$(12,831)	$(7,816)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,150)

Net loss applicable to common stockholders, as reported	$(12,831)	$(9,966)

Denominator:
Weighted average common shares outstanding	26,736	496
Weighted average unvested common shares subject to repurchase	(76)	(136)

Weighted average common shares used to calculate basic and diluted loss per share	26,660	360

Basic and diluted net loss per share	$(0.48)	$(27.72)

Pro forma:
Numerator:
Net loss, as reported	$(12,831)	$(7,816)
Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	26,660	360
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	15,431

Weighted average shares used to compute pro forma basic and diluted net loss per share	26,660	15,791

Pro forma basic and diluted net loss per share	$(0.48)	$(0.49)

     The following common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be antidilutive (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Preferred stock	—	15,431
Common stock subject to repurchase	68	130
Stock options	2,627	1,026
Stock warrants	86	100

	2,781	16,687

3. Stock-Based Compensation

     The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2004 and 2003 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended, to stock-based employee compensation. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options using the accelerated method.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per
	share amounts)
Net loss applicable to common stockholders, as reported	$(12,831)	$(9,966)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, as reported	598	155
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,143)	(248)

Pro forma net loss applicable to common stockholders	$(13,376)	$(10,059)

Loss per share:
Basic and diluted net loss per share, as reported	$(0.48)	$(27.72)

Pro forma basic and diluted net loss per share	$(0.50)	$(27.98)

     The fair value of our employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	70%	70%
Risk-free interest rate	2.88%	2.36%
Expected life in years	4.99	4.97
Per share grant date fair value	$7.13	$1.93

     As required under SFAS No. 123, the pro forma effects of stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

4. Comprehensive Loss

     For the three months ended March 31, 2004 and 2003, comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(12,831)	$(7,816)
Unrealized gain (loss) on securities available-for-sale	(21)	12

Total comprehensive loss	$(12,852)	$(7,804)

5. Segment Information

     We operate in one segment, which is the research, development and commercialization of novel biological products for the treatment and control of cancer. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

6. Related Party Transactions

     We were founded in 1998 by Donald L. Morton, M.D., who is currently Medical Director and Surgeon-in-Chief and a member of the board of directors of the John Wayne Cancer Institute, or JWCI, a cancer research institute located in Santa Monica, California. Dr. Morton is a member of our board of directors, a significant stockholder and provides services to us under a consulting agreement that expires in December 2004. Included in long-term debt at March 31, 2004 and December 31, 2003 is $375,000 representing the remaining amount we owe to JWCI under an installment obligation. Additionally, during the three months ended March 31, 2004 and

2003, we paid to JWCI an aggregate of approximately $31,000 and $133,000, respectively, for clinical trial study site payments, assays and other research expenses.

7. Guarantees

     In the ordinary course of our business, we enter into agreements with third parties, including corporate partners, contractors and clinical sites, which contain standard indemnification provisions. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. Although the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and accordingly, we have not accrued any liabilities for these agreements as of March 31, 2004.

8. Sublicense Agreement

     On March 10, 2004, we signed an agreement with SemaCo, Inc. whereby we obtained an exclusive, worldwide sublicense from SemaCo to develop novel technology utilizing T-oligonucleotides for the potential treatment or prevention of cancer. In exchange, we made upfront payments totaling $0.5 million for the acquisition of the technology rights and a $0.3 million payment for the reimbursement of certain patent costs. Additionally, research support payments totaling $1.2 million will be payable over the three-year period commencing on the effective date of the agreement. We are also obligated to make future milestone payments upon meeting certain regulatory and clinical objectives and royalties on sales of commercial products, if any. The agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreement. We may terminate the agreement for any reason following 60 days written notice to SemaCo. Due to the early stage of development of the sublicensed technology and since no alternative uses were sublicensed at the time of acquisition, the amounts payable to SemaCo under the sublicense agreement will be charged to research and development expense when due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

Overview

     We are a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. Our lead product candidate, Canvaxin, is one of a new class of products being developed in the area of specific active immunotherapy, also known as therapeutic cancer vaccines. Canvaxin is currently in two Phase 3 clinical trials at 80 sites worldwide for the treatment of advanced-stage melanoma. Canvaxin is based on our proprietary specific active immunotherapy development platform that uses human tumor cell lines that express a broad array of tumor related antigens. Canvaxin has also been studied in a Phase 1/2 clinical trial for advanced-stage colorectal cancer. We are finalizing the design of exploratory Phase 2 clinical trials for patients with metastatic colon cancer and, potentially, other advanced-stage solid tumors which we intend to initiate in 2004 and 2005. These exploratory clinical trials will be designed to complement recent changes in the standards of care for the treatment of advanced-stage colon cancer and other forms of solid tumors, including the approval of new drugs and biological products.

     In addition to Canvaxin, we have a number of product candidates in research and preclinical development, including four humanized monoclonal antibodies, three human monoclonal antibodies and several peptides that potentially target various solid tumors. We also plan to identify and develop new product candidates based on our proprietary specific active immunotherapy, anti-angiogenesis, and T-oligonucleotide technology platforms, our human monoclonal antibodies and other technologies.

     We were incorporated in Delaware in June 1998 and have incurred net losses since inception. As of March 31, 2004, our accumulated deficit was approximately $142.0 million. We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for the commercialization of our specific active immunotherapy product candidate, Canvaxin;

•	advance our preclinical anti-angiogenesis, human monoclonal antibody and T-oligonucleotide product candidates into clinical development;

•	scale-up our manufacturing operations and quality systems;

•	expand our research and development programs; and

•	in-license technology and acquire or invest in businesses, products or technologies that are complementary to our own.

     We have a limited history of operations. To date, we have funded our operations primarily through sales of equity securities as well as through equipment and leasehold improvement financing.

     We have retained worldwide commercialization rights to Canvaxin and intend to market it through our own sales force or with a co-promotion partner in the United States and through strategic collaborations outside of the United States. Agreements with potential collaborators may include joint marketing or promotion arrangements. Alternatively, we may grant exclusive marketing rights to potential collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We manufacture Canvaxin at our biologics manufacturing facility located in the Los Angeles, California area. We plan to expand the production capabilities at our biologics manufacturing facility and anticipate total capital expenditures of approximately $16 million to be spent in 2004 and 2005 associated with this expansion. We intend to fund a significant portion of these capital expenditures through new leasehold and equipment financing. Upon completion of this expansion, we believe our biologics manufacturing facility will have the capacity to satisfy commercial demand for Canvaxin for several years after the initial launch.

     Our business is subject to significant risks, including the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing patent rights.

Research and Development

     Our research and development expenses consist primarily of costs associated with the clinical trials of Canvaxin for advanced-stage melanoma, including costs associated with the production of Canvaxin for use in these clinical trials, and for preclinical research on our other product candidates, manufacturing process and quality systems development for Canvaxin, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, license fees, amortization of purchased technology and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on clinical trials of Canvaxin for advanced-stage melanoma, the development of additional indications for Canvaxin and the development of product candidates based on our proprietary specific active immunotherapy, anti-angiogenesis and T-oligonucleotide technology platforms. We are also developing several human monoclonal antibodies that target various solid tumors.

     From our inception through March 31, 2004, we incurred costs of approximately $76.3 million associated with the research and development of Canvaxin, representing 96% of our research and development expenses for all program areas. Included in the costs associated with the research and development of Canvaxin are certain external costs of our Phase 3 clinical trials for Canvaxin, including payments made to clinical sites participating in the trials and payments to third parties for data collection, management and analysis services and clinical trial monitoring services, all of which are recognized as research and development expenses. During the three months ended March 31, 2004, we recognized $1.7 million in external costs associated with the Canvaxin Phase 3 clinical trials. While difficult to predict, we estimate that we will incur at least an additional $100 million in costs, including internal costs, prior to the commercialization of Canvaxin.

     We are unable to estimate with any certainty the costs we will incur in the continued development of our other product candidates. However, we expect our research and development costs to increase as we continue to develop new applications for our proprietary specific active immunotherapy technology, refine our manufacturing processes and quality systems and move other product candidates through preclinical and clinical trials.

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

     Product candidate completion dates and completion costs vary significantly for each product candidate and are difficult to estimate. The expenditure of substantial resources will be required for the lengthy process of clinical development and obtaining regulatory approvals as well as to comply with applicable regulations. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We anticipate launching Canvaxin in the United States and Europe in 2006 if the FDA and European regulatory authorities accept a positive result in one of our two ongoing Phase 3 clinical trials as sufficient for marketing approval, and if our manufacturing processes and facility are approved by the FDA and European regulatory authorities in connection with the filing of our regulatory approval applications. Although the FDA and European regulatory authorities typically require successful results in two Phase 3 clinical trials to support marketing approval, both agencies have, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. In the event that the FDA or European regulatory authorities require the results of a second Phase 3 clinical trial before accepting a marketing application or before granting approval of Canvaxin, the launch of Canvaxin in the United States or Europe, respectively, would be delayed. We cannot be certain when any net cash inflows from Canvaxin or any of our other development projects will commence.

     In February 2004, the independent Data and Safety Monitoring Board, or DSMB, with oversight responsibility for the Phase 3 clinical trials of Canvaxin completed its planned, second interim analysis of our clinical trial of Canvaxin in Stage III melanoma. The DSMB recommended that we continue the trial as planned. We anticipate that in 2004 we will complete enrollment in our Phase 3 clinical trial in Stage III melanoma and that the DSMB will complete its review of the second interim analysis of data from our Phase 3 clinical trial in Stage IV melanoma.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

     Our goodwill has a carrying value of $5.4 million at March 31, 2004 and December 31, 2003, respectively, and resulted from our acquisition of Cell-Matrix in January 2002. We have assigned the goodwill to our Cell-Matrix reporting unit. In October 2003, we performed our annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. In determining the fair value of the Cell-Matrix reporting unit, we considered internal risk-adjusted cash flow projections which utilize several key assumptions, including estimated timing and costs to complete development of the anti-angiogenesis technology and estimated future cash inflows from existing collaborations, anticipated future collaborations and projected product sales. Additionally, we reviewed the implied market capitalization of the Cell-Matrix reporting unit, based on the number of shares issued by us in the acquisition, and third party revenue projections for other products and product candidates utilizing similar technology. Our analysis of the fair value of the Cell-Matrix reporting unit assumes the timely and successful completion of development of the anti-angiogenesis technology. The major risks and uncertainties associated with the timely and successful completion of development of the anti-angiogenesis technology include the risk that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and the risk that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development will materialize as estimated. We cannot assure you that our reviews of goodwill impairment in the future will not result in a material charge.

   Impairment of Long-Lived Assets

     Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. There have been no indications of impairment with respect to our long-lived assets through March 31, 2004.

Results of Operations

   Comparison of the Three Months Ended March 31, 2004 and 2003

     Research and Development Expenses. Research and development expenses were $9.6 million for the three months ended March 31, 2004, compared with $6.2 million for the three months ended March 31, 2003. The $3.4 million increase in our research and development expenses reflects several factors, including additional investment in personnel in the manufacturing, clinical affairs and research and development departments, increased clinical trial expenses associated with the resumption of patient enrollment in our Phase 3 clinical trials of our lead product candidate, Canvaxin, in April 2003, including costs associated with the production of Canvaxin for use in these clinical trials, and payments totaling $0.8 million made under the sublicense agreement with SemaCo, dated March 10, 2004, which were recognized as research and development expense. Excluded from research and development expenses for the three months ended March 31, 2004 and 2003, was $0.2 million and $29,000, respectively, of non-cash employee stock-based compensation which is reported under a separate caption.

     General and Administrative Expenses. General and administrative expenses were $2.7 million for the three months ended March 31, 2004 compared with $1.3 million for the three months ended March 31, 2003. The $1.4 million increase was primarily due to additional investment in personnel in the marketing and business development department, increased directors and officers insurance premiums and other expenses associated with our becoming a publicly-traded company and increased legal fees related to business development activities. Excluded from general and administrative expenses for the three months ended March 31, 2004 and 2003 was $0.4 million and $0.1 million, respectively, of non-cash employee stock-based compensation which is reported under a separate caption.

     Amortization of Employee Stock-based Compensation. During the initial public offering process, we re-evaluated the historical estimated fair value of our common stock considering the anticipated initial public offering price. As a result, the exercise price of certain stock options that were previously granted to our employees and directors were deemed to be below the revised estimated fair value of the underlying common stock on the option grant date. We recorded this spread between the exercise price and revised estimated fair value as deferred employee stock-based compensation. We amortize the deferred employee stock-based compensation as a non-cash charge to operations on an accelerated basis over the vesting period of the options. For the three months ended March 31, 2004 and 2003, amortization of deferred employee stock-based compensation totaled $0.6 million and $0.2 million, respectively.

     Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2004 was $0.1 million of net interest income, compared with $0.1 million of net interest expense for the three months ended March 31, 2003. The $0.2 million increase was primarily attributable to an increase in interest income due to higher average invested balances resulting from the proceeds from the sale of our Series C preferred stock and our initial public offering of common stock in the second half of 2003 as well as a decrease in interest expense due to lower long-term debt balances.

Liquidity and Capital Resources

     As of March 31, 2004, we had $92.4 million in cash, cash equivalents and securities available-for-sale as compared to $107.1 million as of December 31, 2003. This decrease was primarily due to the use of cash to fund ongoing operations and payments on long-term debt.

     Net cash used in operating activities was $11.7 million during the three months ended March 31, 2004, compared with $7.4 million during the three months ended March 31, 2003. The increase in net cash used in operating activities was primarily due to the increase in our operating expenses as we expanded our research and development activities.

     Net cash used in investing activities was $51.2 million during the three months ended March 31, 2004, compared with net cash used in investing activities of $0.3 million during the three months ended March 31, 2003. Significant components of cash flows from investing activities for the three months ended March 31, 2004 included a $51.7 million net increase in our securities available-for-sale portfolio, a $1.0 million decrease in restricted cash and $0.5 million of purchases of property and equipment. Cash flows from investing activities for the three months ended March 31, 2003 primarily consisted of $0.3 million of purchases of property and equipment.

     Net cash used in financing activities was $3.5 million during the three months ended March 31, 2004, compared with $0.7 million during the three months ended March 31, 2003. Cash flows from financing activities for the three months ended March 31, 2004 primarily consisted of payments on long-term debt, including the full repayment of the notes payable that were assumed in the January 2002 acquisition of Cell-Matrix. Cash flows from financing activities for the three months ended March 31, 2003 consisted solely of payments on long-term debt.

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

     We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for the next 15 months.

     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. Through March 31, 2004, we had received aggregate net proceeds of approximately $196.6 million from the sale of equity securities. In addition, through March 31, 2004, we had financed through capital leases and loans the purchase of equipment and leasehold improvements totaling approximately $9.3 million, of which $4.0 million remained outstanding under the loans as of March 31, 2004. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 9.3% to 14.0% and are due in monthly installments through June 2006. As of December 31, 2003, no further draws may be made under our existing credit facilities.

     We plan to expand the production capabilities at our biologics manufacturing facility located in the Los Angeles, California, area and anticipate total capital expenditures of approximately $16 million to be spent in 2004 and 2005 associated with this expansion. We intend to fund a significant portion of these capital expenditures through new leasehold and equipment financing.

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

     In April 2004, we agreed to purchase from a third party a certain raw material used in the production of Canvaxin, which we anticipate will satisfy our requirements for this raw material through the first half of 2006. The total cost of the raw material is approximately $0.7 million, which will be paid in full in the second quarter of 2004.

Caution on Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval, producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our products; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 and the discussions set forth below under the caption “Risk Factors.”

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Risk Factors

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2004.

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

   Even if we were to ultimately receive regulatory approval, we may be unable to gain market acceptance of Canvaxin for a variety of reasons, including the treatment regimen. Under this treatment regimen, patients will require 33 doses of Canvaxin over a five-year period and will be advised against the use of other approved treatments during this period that suppress their immune systems, such as chemotherapy. In addition, the success of Canvaxin may be affected by the prevalence and severity of adverse side effects, which include blistering, stinging, itching and redness at the site of injection, flu-like symptoms and a decrease in energy. Side effects, such as a localized skin reaction, may also be associated with bacillus Calmette-Guérin, or BCG, which is the adjuvant we administer to patients with the first two doses of Canvaxin. Furthermore, the availability of alternative treatments and the cost effectiveness of Canvaxin will affect our ability to commercialize Canvaxin. If we fail to commercialize this lead product candidate, our business, financial condition and results of operations will be materially and adversely affected.

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

   We anticipate launching Canvaxin in the United States and Europe in 2006 if the FDA and European regulatory authorities accept a positive result in a single Phase 3 clinical trial as sufficient for marketing approval, and if our manufacturing processes and facility are approved by the FDA and European regulatory authorities in connection with the filing of our regulatory approval applications. Although the FDA and European regulatory authorities typically require successful results in two Phase 3 clinical trials to support marketing approval, both agencies have, on a number of occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. In the event that the FDA or the European regulatory authorities require the results of a second Phase 3 clinical trial before accepting a marketing application or before granting approval of Canvaxin, the launch of Canvaxin in the United States or Europe, respectively, would be delayed.

   In addition, manufacturers of biological products, including specific active immunotherapies, must comply with the FDA’s current good manufacturing practice regulations, and similar regulations of foreign regulatory authorities in jurisdictions where we may seek to market our products. These regulations apply to our biologics manufacturing facility, located in the Los Angeles, California area, where we currently manufacture Canvaxin. These regulations include quality control, quality assurance and the maintenance of records and documentation. Our manufacturing facility also is subject to the licensing requirements of the California Department of Health Services and may be inspected by the FDA, foreign regulatory authorities and the California Department of Health Services at any time. We and our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and with other FDA, state and foreign regulatory requirements. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the FDA, foreign regulatory authorities and the California Department of Health Services would disrupt our manufacturing processes and would delay our clinical trials. If an inspection by the FDA, California Department of Health Services or a foreign regulatory authority indicates that there are deficiencies, we could be required to take remedial actions, we could be prohibited from supplying product for our ongoing clinical trials and for commercial sale, or our facility could be closed.

   If clinical trials of Canvaxin or any other product candidates that we may develop do not produce successful results, we will be unable to commercialize these product candidates.

   In order to receive regulatory approval for the commercial sale of our product candidate Canvaxin or any other product candidates that we may develop, we must conduct, primarily at our own expense, extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, can take many years and has an uncertain outcome. For example, while difficult to predict, we estimate that we will incur at least an additional $100 million in costs, including internal costs, prior to commercialization of Canvaxin. Failure can occur at any phase of clinical testing. While Canvaxin is currently being studied in two Phase 3 clinical trials for advanced-stage melanoma, these trials may not produce positive results and may, under some circumstances, be terminated early. Both Phase 3 clinical trials for Canvaxin in advanced-stage melanoma were designed with three interim analyses prior to the planned completion of the clinical trials. At each interim analysis, an independent data and safety monitoring board, or DSMB, will review unblinded data from the clinical trials primarily to evaluate the safety of Canvaxin. It is possible that in connection with any of the interim analyses or at any other stage of the trials, the monitoring board may determine that there are safety risks associated with Canvaxin or that it is not sufficiently effective to continue the trials, and may, as a result, recommend the discontinuation of these clinical trials.

   In February 2004, the independent DSMB responsible for providing oversight of our Phase 3 clinical trials completed its planned, second interim analysis of our Phase 3 clinical trial of Canvaxin in Stage III melanoma. Based upon its review of data from 842 patients enrolled in the trial, the DSMB recommended that we continue both of the Phase 3 clinical trials as planned. We anticipate that in 2004, the DSMB will complete its review of the planned, second interim analysis of our Phase 3 clinical trial of Canvaxin in Stage IV melanoma.

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

   Of the approximately 2,600 patients who have been administered Canvaxin in Phase 1 and Phase 2 clinical trials, fewer than 50 of those patients received Canvaxin at locations other than JWCI and UCLA. As of March 31, 2004, Dr. Morton beneficially owned approximately 19.4% of our common stock. In addition, pursuant to a cross-license agreement with JWCI, in August 2000 we issued JWCI 284,090 shares of common stock, which represented approximately 4.8% of our common stock at the time of issuance. Moreover, Dr. Morton and JWCI received significant funding from the National Institutes of Health to support the early clinical trials of Canvaxin and this funding was a significant source of revenue for JWCI. We are obligated to pay JWCI 50% of the initial net royalties we receive from any sublicensees from sales of Canvaxin, if any, up to $3.5 million. Subsequently, we are obligated to pay JWCI a 1% royalty on net sales, if any, of Canvaxin to third parties by us, our sublicensees and affiliates. We have undertaken two international Phase 3 clinical trials for the treatment of patients with advanced-stage melanoma based on the positive results of the Phase 1 and Phase 2 clinical trials conducted by Dr. Morton. If it is determined that the results of these Phase 1 and Phase 2 clinical trials are affected by a bias or conflict of interest and we fail to obtain satisfactory Phase 3 clinical trial results, our development of Canvaxin would be significantly delayed or may be terminated.

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

   In our Phase 3 clinical trials, we plan to enroll 1,118 patients with Stage III melanoma, and 670 patients with Stage IV melanoma, and we rely on clinical investigators and medical institutions to enroll these patients. As of April 30, 2004, 947 patients had been enrolled in our Phase 3 clinical trial in Stage III melanoma and 369 patients had been enrolled in our Phase 3 clinical trial in Stage IV melanoma. From June 1, 2003, through the end of April 2004, the rate of patient enrollment in these trials has been between 18 and 41 patients per month for the clinical trial in Stage III melanoma, and between 4 and 14 patients per month for the clinical trial in Stage IV melanoma. We anticipate that the rate of enrollment will increase as the new clinical trials sites we have added begin to enroll patients, and as we add additional clinical trial sites to our program, but we cannot be sure that we will be able to accelerate clinical trial enrollment or enroll an adequate number of patients to complete the Phase 3 clinical trials. In addition, we may not be able to control the amount and timing of resources that the medical institutions that conduct the clinical testing may devote to these Phase 3 clinical trials. If these clinical investigators and medical institutions fail to enroll a sufficient number of patients in our clinical trials, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for Canvaxin. In addition, the interim and final analyses of the data from these clinical trials may not be performed until a specified number of patients in each of these clinical trials has expired, so a delay in enrollment will adversely impact the timely completion of these clinical trials. A total of 392 patients participating in the Phase 3 clinical trial in Stage III melanoma, and a total of 390 patients participating in the Phase 3 clinical trial in Stage IV melanoma, respectively, must have died before we can perform the final analyses on these clinical trials.

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

   We are aware of a number of competitive products currently available in the marketplace or under development for the prevention and treatment of the diseases we have targeted for product development. Products marketed in the United States and elsewhere for melanoma include Chiron Corporation’s Proleukin® (IL-2), Schering-Plough Corporation’s IntronA® (interferon alpha) and Bayer AG’s chemotherapeutic agent dacarbazine. Despite the side effects associated with these chemotherapy and biotherapy products, these products are currently being used in the treatment of patients with advanced-stage melanoma. In addition, Corixa Corporation’s Melacine® has been approved in Canada for the treatment of melanoma, however, Corixa recently announced that it is discontinuing the development of Melacine in the United States for melanoma. A number of other potential competitors are developing immunotherapeutics and other approaches for the treatment of advanced-stage melanoma, including Progenics Pharmaceuticals, Inc.’s GMKTM, Antigenics, Inc.’s Oncophage®, Maxim Pharmaceutical, Inc.’s CepleneTM and Genta, Inc.’s GenasenseTM, which are all in Phase 3 clinical trials. In November 2003, Maxim announced that it has filed for European approval to market Ceplene, in combination with interleukin-2 for the treatment of advanced malignant melanoma in patients with liver metastases. In March 2004, both Genta and Maxim announced the availability of GenasenseTM and CepleneTM, respectively, through expanded access programs. Expanded access programs are designed to allow patients to be treated with a product candidate that is not approved for marketing but that is under clinical investigation for a serious or immediately life-threatening disease condition for which no satisfactory alternative therapy is available. Also in March 2004, Celgene Corp. announced that it was discontinuing its Phase 3 clinical trial studying Revlimid® as a monotherapy for the treatment of patients with melanoma, but that it plans to conduct clinical trials for Revlimid® in combination with other treatments for melanoma. In May 2004, Genta announced that the FDA’s oncologic drug advisory committee determined that the clinical trial results provided to it by Genta did not provide enough evidence of effectiveness to outweigh the increased toxicity of administering the drug in combination with dacarbazine for the treatment of patients with advanced malignant melanoma. Oncophage, Ceplene and Genasense are all being studied in patients with metastatic melanoma, but none of these clinical trials require that patients undergo surgical resection to remove all clinically detectable disease prior to the initiation of their treatment. This is contrasted with patients who are being studied in Canvaxin’s Phase 3 clinical trials, who have their tumors and all clinically detectable metastases resected. If we receive approval to market and sell Canvaxin, we may compete with these companies and their products as well as other products in varying stages of development. In addition, researchers are continually learning more about the treatment of melanoma and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, Canvaxin, or any other product candidates that we may develop, may be rendered obsolete and noncompetitive.

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

   We also face competition from a number of companies working in the fields of anti-angiogenesis and specific active immunotherapy for the treatment of other solid tumors, and working to develop technologies similar to the T-oligonucleotides that use internal cellular mechanisms to regulate cell responses to treat cancer. We expect that competition among such products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

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

   Even if we receive regulatory approval and satisfy the above criteria for Canvaxin or any of our other product candidates, physicians may be reluctant to recommend, or patients may be reluctant to use, our products. One reason for this reluctance may be concerns about the side effects associated with Canvaxin, which include blistering, stinging, itching and redness at the site of injection, flu-like symptoms and a decrease in energy. Side effects, such as a localized skin reaction, may also be associated with BCG, which we administer to patients with the first two doses of Canvaxin. The treatment protocol for Canvaxin, which includes a total of 33 doses over five years, may limit physician and patient acceptance of the product. During the course of treatment with Canvaxin, patients will be advised not to receive treatment with products, such as chemotherapy, that suppress the immune system because those treatments could reduce the effectiveness of Canvaxin. Patients may be unwilling to forego chemotherapy treatment and their physicians may be unwilling to recommend foregoing such treatment.

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

   We currently plan to distribute Canvaxin from our manufacturing facility in pressurized liquid nitrogen storage containers, which will require that any distribution service we retain to comply with exacting standards and precise specifications in order to preserve Canvaxin in the appropriate form for administration to patients. Although there are several distributors that could potentially meet our requirements for the handling, storage and distribution of Canvaxin, we may be unable to obtain distribution services on economically viable terms, or at all. Any failure to comply with the precise handling and storage requirements for Canvaxin by our distribution service or any medical facility that may store Canvaxin prior to administration to patients could adversely affect its quality and, as a result, materially and adversely affect our results of operations.

   If we are required to seek alternative sources for bacillus Calmette-Guérin, our clinical trials and/or marketing of Canvaxin could be disrupted.

   We are currently dependent on a sole source supplier, Organon Teknika Corporation, for the strain of BCG that we administer to patients with the first two doses of Canvaxin. Our supply agreement with Organon Teknika had an initial term of one year beginning in April 1998, with automatic renewals for successive one-year terms. Under some circumstances, Organon Teknika can terminate the agreement if we fail to purchase BCG for specified periods of time. However, we have purchased BCG recently, which should preserve our agreement with Oganon Teknika for the foreseeable future. The FDA may require that if the manufacturing source of BCG is changed, comparability be demonstrated before patients may be administered BCG from the alternative source with Canvaxin. If required, the demonstration of comparability may require additional clinical trials to be conducted. There may be similar requirements if we change our suppliers for other components. We may not be able to demonstrate comparability and the effort to do so may require significant expenditures of time and money, which could have a material and adverse effect on our results of operations.

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

   We will need to expand and effectively manage our organization, operations and facilities in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 22 as of December 31, 2000 to 163 as of March 31, 2004, and we expect the number of employees to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

   Product liability claims may stem from side effects that are associated with Canvaxin, including blistering, stinging, itching and redness at the site of injection and a decrease in energy. Some patients have experienced flu-like symptoms, including headache, muscle aches, joint aches, fever, nausea, diarrhea, vomiting, cough, chills and loss of appetite, as well as irritation and ulceration at the injection sites. A small number of patients who received Canvaxin have had a drop in the number of white blood cells in their blood or developed white patches on their skin. Two patients out of approximately 3,000 who have received Canvaxin experienced degeneration of part of their retinas. In addition, although Canvaxin is treated with radiation to prevent the melanoma cells in Canvaxin from replicating when administered to patients, there is a theoretical possibility that these cells may develop into a tumor after injection. There is also a small possibility that Canvaxin may contain unidentified agents, such as bacteria or viruses, which could cause infections or other diseases, or that patients could have a localized skin reaction to Canvaxin. Side effects may also be associated with BCG, which we administer to patients with the first two doses of Canvaxin. BCG is also used to prevent tuberculosis and some patients treated with BCG have developed serious complications such as an infection with BCG or a severe muscle and nerve weakness known as Guillain Barre syndrome. To date, neither of these complications has been reported in patients who received BCG with Canvaxin. However, both Canvaxin and BCG are investigational for treating metastatic melanoma and may have other side effects that have not been seen or predicted. While we would expect to provide adequate disclosure to patients of the potential for adverse side effects, we cannot be sure that we will be able to do so or that we will be able to avoid the cost and expense of defending product liability claims.

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

   We have incurred $107.7 million in net losses from our inception through March 31, 2004. To date, we have recognized no revenues and we do not anticipate generating significant revenues for at least several years. We expect to increase our operating expenses over the next several years as we expand the clinical trials for Canvaxin, advance other product candidates into clinical trials, expand our research and development activities, acquire or license new technologies and product candidates and scale up our manufacturing and quality operations. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

   Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of approximately 14,481,602 shares of common stock, including shares issued upon the exercise of warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all common stock that we may issue under our stock incentive plans and employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. In addition, directors, officers and all persons known to us to hold of record 5% or more of our outstanding shares of common stock prior to our initial public offering agreed under lock-up agreements, subject to specified exceptions, not to, directly or indirectly, offer, sell or otherwise dispose of any shares of our common stock without the prior written consent of Lehman Brothers Inc. for a period of 180 days from October 29, 2003. This lock-up period has expired, and if any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

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

   As of March 31, 2004, our officers and directors beneficially owned approximately 38.2% of our common stock. As a result, these stockholders, acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

   A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States, that, if implemented, would require us to record charges to earnings for employee stock option grants measured using the fair value method. This pending requirement would negatively impact our earnings. For example, if we accounted for employee stock options under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net loss would have increased by $0.5 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments consist principally of cash, cash equivalents and securities available-for-sale. These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     We paid underwriting discounts and commissions to the underwriters totaling approximately $5.0 million in connection with the offering. In addition, we incurred additional expenses of approximately $1.9 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $6.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $65.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     We have used approximately $17.3 million of the net proceeds from the public offering to continue the development of our specific active immunotherapeutic product candidate, Canvaxin, and to fund other working capital and general corporate purposes. We expect to use the majority of the balance of the net proceeds of the offering to continue the development and to prepare for the commercialization of our specific active immunotherapy product candidate, Canvaxin, and to scale up our manufacturing operations and quality systems. To a lesser extent, we anticipate using the net proceeds from the offering to:

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(2)†	Sublicense Agreement, dated March 10, 2004, by and among SemaCo, Inc., Barbara Gilchrest, M.D. and CancerVax Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2004.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of CancerVax Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K

On March 15, 2004, CancerVax Corporation filed a report on Form 8-K, which reported under Items 5 and 7 that CancerVax Corporation entered into a Sublicense Agreement with SemaCo, Inc. and Barbara Gilchrest, M.D.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2004

/s/ William R. LaRue

William R. LaRue
Senior Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)