Form 10-Q
period 2004-09-30
CANCERVAX CORP
filed 2004-11-15
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

     The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of November 1, 2004 was 26,770,083.

CANCERVAX CORPORATION

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CancerVax Corporation

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,672	$101,681
Securities available-for-sale	37,659	5,411
Restricted cash	—	1,000
Other current assets	1,074	917

Total current assets	66,405	109,009
Property and equipment, net	11,743	10,529
Goodwill	5,381	5,381
Intangibles, net	528	519
Restricted cash	1,280	1,000
Other assets	432	569

Total assets	$85,769	$127,007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,248	$5,650
Current portion of long-term debt	2,174	6,091

Total current liabilities	10,422	11,741
Long-term debt, net of current portion	505	1,811
Other liabilities	1,615	682
Commitments Stockholders’ equity:
Common stock, $.00004 par value; 75,000 shares authorized; 26,770 and 26,736 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	245,403	245,314
Accumulated other comprehensive income (loss)	(82)	3
Deferred compensation	(1,662)	(3,353)
Accumulated deficit	(170,433)	(129,192)

Total stockholders’ equity	73,227	112,773

Total liabilities and stockholders’ equity	$85,769	$127,007

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$12,369	$7,175	$31,579	$19,696
General and administrative	2,970	1,747	8,399	4,581
Amortization of employee stock-based compensation	429	985	1,531	1,779

Total operating expenses	15,768	9,907	41,509	26,056
Interest income (expense), net	112	(106)	268	(375)

Net loss	(15,656)	(10,013)	(41,241)	(26,431)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,569)	—	(6,869)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	(14,775)	—	(14,775)

Net loss applicable to common stockholders	$(15,656)	$(27,357)	$(41,241)	$(48,075)

Basic and diluted net loss per share (1)	$(0.59)	$(57.14)	$(1.55)	$(113.33)

Weighted average shares used to compute basic and diluted net loss per share (1)	26,724	479	26,690	424

The allocation of employee stock-based compensation is as follows:
Research and development	$130	$333	$441	$568
General and administrative	299	652	1,090	1,211

	$429	$985	$1,531	$1,779

(1) As a result of the conversion of our preferred stock into 20.1 million shares of our common stock upon completion of our initial public offering on November 4, 2003, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 3 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(41,241)	$(26,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,729	1,966
Amortization of premium on securities available-for-sale	338	129
Interest receivable on securities available-for-sale	(271)	88
Depreciation	1,541	1,392
Amortization of intangibles	166	186
Deferred rent	233	37
Changes in operating assets and liabilities:
Other assets	(129)	(851)
Accounts payable and accrued liabilities	2,598	1,177
Other liabilities	700	—

Net cash used in operating activities	(34,336)	(22,307)
Cash flows from investing activities:
Purchases of property and equipment	(2,755)	(857)
Purchases of securities available-for-sale	(56,722)	(2,943)
Maturities of securities available-for-sale	24,324	998
Sales of securities available-for-sale	—	5,481
Increase in intangibles	(175)	(156)
Decrease in restricted cash	720	—

Net cash (used in) provided by investing activities	(34,608)	2,523
Cash flows from financing activities:
Payments on long-term debt, net	(5,223)	(1,723)
Proceeds from issuance of preferred stock, net	—	41,189
Proceeds from stock plans, net	158	185

Net cash (used in) provided by financing activities	(5,065)	39,651
(Decrease) increase in cash and cash equivalents	(74,009)	19,867
Cash and cash equivalents at beginning of period	101,681	26,083

Cash and cash equivalents at end of period	$27,672	$45,950

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. Liquidity

     Since our inception, we have incurred significant losses and negative cash flows from operations and, as of September 30, 2004, we have an accumulated deficit of $170.4 million. We anticipate that operating losses and negative cash flows from operations will continue for the next several years. To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing.

     We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for the next nine months, but we will need to raise additional funds to meet future working capital and capital expenditure needs, potentially through the sale of additional equity securities, debt financing or through strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.

     On November 8, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which, when declared effective, will permit us, from time to time, to offer and sell up to $80 million of common stock.

3. Net Loss Per Share

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

     The actual net loss per share amounts for the three and nine months ended September 30, 2004 and 2003 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2004 includes the full effect of the 6.0 million shares of our common stock issued in our initial public offering on November 4, 2003 and the 20.1 million shares of our common stock issued upon conversion of our preferred stock in conjunction with the initial public offering. As a result of the issuance of these common shares on November 4, 2003, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and nine months ended September 30, 2004 and 2003. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each year presented or the date of issuance, if later.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Actual:
Numerator:
Net loss, as reported	$(15,656)	$(10,013)	$(41,241)	$(26,431)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,569)	—	(6,869)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	(14,775)	—	(14,775)

Net loss applicable to common stockholders, as reported	$(15,656)	$(27,357)	$(41,241)	$(48,075)

Denominator:
Weighted average common shares outstanding	26,767	590	26,749	546
Weighted average unvested common shares subject to repurchase	(43)	(111)	(59)	(122)

Weighted average common shares used to calculate basic and diluted loss per share	26,724	479	26,690	424

Basic and diluted net loss per share	$(0.59)	$(57.14)	$(1.55)	$(113.33)

Pro forma:
Numerator:
Net loss, as reported	$(15,656)	$(10,013)	$(41,241)	$(26,431)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	(14,775)	—	(14,775)

Pro forma net loss applicable to common stockholders	$(15,656)	$(24,788)	$(41,241)	$(41,206)

Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	26,724	479	26,690	424
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	17,871	—	16,253

Weighted average shares used to compute pro forma basic and diluted net loss per share	26,724	18,350	26,690	16,677

Pro forma basic and diluted net loss per share	$(0.59)	$(1.35)	$(1.55)	$(2.47)

The following common stock equivalents were excluded from the calculation of actual diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 as their effect would be antidilutive (in thousands):

	2004	2003
Preferred stock	—	20,107
Common stock subject to repurchase	38	104
Stock options	3,196	1,793
Stock warrants	86	100

	3,320	22,104

4. Stock-Based Compensation

     The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended, to stock-based employee compensation. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the related options using the accelerated method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss applicable to common stockholders, as reported	$(15,656)	$(27,357)	$(41,241)	$(48,075)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, as reported	429	985	1,531	1,779
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,793)	(1,372)	(4,635)	(2,460)

Pro forma net loss applicable to common stockholders	$(17,020)	$(27,744)	$(44,345)	$(48,756)

Loss per share:
Basic and diluted net loss per share, as reported	$(0.59)	$(57.14)	$(1.55)	$(113.33)

Pro forma basic and diluted net loss per share	$(0.64)	$(57.95)	$(1.66)	$(114.94)

     The fair value of our employee stock options and employee stock purchase plan, or ESPP, purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights
Dividend yield	0%	0%	0%	—
Expected volatility	70%	70%	70%	—
Risk-free interest rate	3.58%	2.12%	2.74%	—
Expected life in years	5.00	0.50	4.27	—
Per share grant date fair value	$4.23	$3.71	$7.35	—

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

5. Comprehensive Loss

     For the three and nine months ended September 30, 2004 and 2003, comprehensive loss consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(15,656)	$(10,013)	$(41,241)	$(26,431)
Unrealized gain (loss) on securities available-for-sale	48	(12)	(85)	56

Total comprehensive loss	$(15,608)	$(10,025)	$(41,326)	$(26,375)

6. Segment Information

     We operate in one segment, which is the research, development and commercialization of novel biological products for the treatment and control of cancer. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

7. Related Party Transactions

     We were founded by Donald L. Morton, M.D., who is currently Medical Director and Surgeon-in-Chief and a member of the board of directors of the John Wayne Cancer Institute, or JWCI, a cancer research institute located in Santa Monica, California. Dr. Morton is a member of our board of directors, a significant stockholder and provides services to us under a consulting agreement that expires in December 2004. Included in long-term debt at September 30, 2004 and December 31, 2003 is $250,000 and $375,000, respectively, representing the remaining amount we owe to JWCI under an installment obligation. Additionally, we paid to JWCI an aggregate of approximately $50,000 and $48,000, respectively, during the three months ended September 30, 2004 and 2003, and approximately $179,000 and $286,000, respectively, during the nine months ended September 30, 2004 and 2003, for clinical trial site payments, assays and other research expenses.

8. Guarantees

     In the ordinary course of our business, we enter into agreements with third parties, including corporate partners, contractors and clinical sites, which contain standard indemnification provisions. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. Although the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and accordingly, we have not accrued any liabilities for these agreements as of September 30, 2004.

9. New Collaborations

     On July 13, 2004, our wholly-owned subsidiaries, Tarcanta, Inc. and Tarcanta, Ltd., signed agreements with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby we obtained the exclusive rights to develop and commercialize in a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, three specific active immunotherapeutic product candidates that target the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer. In exchange, we will pay to CIMAB and YM BioSciences technology access and transfer fees totaling $5.7 million, to be paid over the next three years. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, and royalties on future sales of commercial products, if any. Prior to the commercialization of any of the product candidates, payment of the technology transfer fees, technology access fees, and milestones owed to CIMAB under the agreements will be made entirely in U.S.-origin food, medicines and/or medical supplies rather than cash. Upon commercialization of a product candidate in the U.S., payment of milestones and royalties owed to CIMAB under the agreements will be made 50% in cash and 50% in U.S.-origin food, medicines and/or medical supplies. All payments owed to YM BioSciences under the agreement will be made in cash. Due to the stage of development of the licensed technology and the risk associated with technology developed in Cuba, the amounts payable to CIMAB and YM BioSciences prior to product commercialization will be charged to research and development expense.

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

     Through September 30, 2004, we paid to CIMAB and YM BioSciences technology access and transfer fees totaling $1.5 million which have been charged to research and development expense. Additionally, we recognized $1.1 million of research and development expense in the third quarter of 2004 for technology access fees, payable to CIMAB in future periods, where payment is committed and not subject to future performance.

     On March 10, 2004, we signed an agreement with SemaCo, Inc. whereby we obtained an exclusive, worldwide sublicense from SemaCo to develop and commercialize novel technology utilizing T-oligonucleotides for the potential treatment or prevention of cancer. In exchange, we made upfront payments totaling $0.5 million for the acquisition of the technology rights and a $0.3 million payment for the reimbursement of certain patent costs. Additionally, we will make research support payments totaling $1.2 million over the three-year period commencing on the effective date of the agreement. We are also obligated to make future milestone payments upon meeting certain regulatory and clinical objectives and royalties on sales of commercial products, if any. The agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreement. We may terminate the agreement for any reason following 60 days written notice to SemaCo. Due to the early stage of development of the sublicensed technology and since no alternative uses were sublicensed at the time of acquisition, the amounts paid and payable to SemaCo under the sublicense agreement are charged to research and development expense when due and payable.

10. Subsequent Events

      On October 15, 2004, the collaboration agreement between our wholly-owned subsidiary, Cell-Matrix, Inc., and Applied Molecular Evolution, Inc., or AME, which is now a wholly-owned subsidiary of Eli Lilly and Company, was amended and restated. Under the original collaboration agreement, AME agreed to humanize two of our murine monoclonal antibodies, and had the option to terminate the agreement if we failed to submit an Investigational New Drug, or IND, application for one or more products that incorporate or are derived from one or more of such humanized antibodies by November 29, 2004. In the event of such termination, we would have been required to grant to AME an exclusive license under all of our patent rights relating to the antibodies that are the subject of the agreement and any resulting products for human and veterinary therapeutic and diagnostic applications. The original agreement also obligated us to make a $0.2 million milestone payment to AME upon submission of an IND application. Under the amended and restated collaboration agreement, the time period in which we must submit an IND application for one or more products covered under the agreement was extended to February 28, 2006, and the time period by which we must use our best efforts to obtain regulatory approval to market one or more of such products in the United States was also extended. Notwithstanding these extensions, the amended and restated collaboration agreement obligates us to make the $0.2 million milestone payment on November 29, 2004, as was due under the original agreement. The amended and restated collaboration agreement also gives AME a right of first negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of any product covered by the agreement should we decide to negotiate with or seek a collaborator for the commercialization of such products. The amended and restated collaboration agreement also obligates us to pay for the preparation, filing, prosecution, maintenance and enforcement of all patent applications directed at the antibodies that are the subject of the agreement.

     On November 3, 2004, we adopted a Stockholder Rights Plan, or the Rights Plan. Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one Preferred Share Purchase Right, or Right, on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. If we are acquired in a merger or other business combination transaction that has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right’s exercise price. Under certain circumstances, each Right will entitle the common stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an exercise price of $95.00 per share. Our Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of our outstanding common stock. The dividend distribution to establish the new Rights Plan will be payable to stockholders of record on November 15, 2004. The Rights Plan will expire in 2014.

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

Overview

     We are a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. Our lead product candidate, Canvaxin, is one of a new class of products being developed in the area of specific active immunotherapy, also known as therapeutic cancer vaccines. Canvaxin is currently in two Phase 3 clinical trials for the treatment of advanced-stage melanoma. In September 2004, we completed our planned enrollment of 1,118 patients in our Phase 3 clinical trial in Stage III melanoma. As of October 31, 2004, 440 patients had been enrolled in our Phase 3 clinical trial in Stage IV melanoma. Approximately seventy of the eighty clinical trial sites that have participated in our Phase 3 clinical trials are continuing to enroll patients in the clinical trial in Stage IV melanoma. Canvaxin is based on our proprietary specific active immunotherapy development platform that uses human tumor cell lines that express a broad array of tumor-related antigens.

     In July 2004, we in-licensed three specific active immunotherapeutic product candidates targeting the EGFR signaling pathway, including one product candidate that has been evaluated in Phase 2 clinical trials. We plan to initiate a Phase 2 clinical trial with SAI-EGF, the most advanced of these three new product candidates, in patients with advanced non-small-cell lung cancer in 2005, and to continue pre-clinical development of the other two product candidates. We also have a number of other product candidates in research and preclinical development, including four humanized monoclonal antibodies and several peptides that potentially target various solid tumors. We plan to identify and develop new product candidates based on our proprietary specific active immunotherapy, anti-angiogenesis, and T-oligonucleotide technologies.

     We were incorporated in Delaware in June 1998 and have incurred net losses since our inception. As of September 30, 2004, our accumulated deficit was approximately $170.4 million. We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for the commercialization of our leading specific active immunotherapy product candidate, Canvaxin, in advanced-stage melanoma, and explore the potential for clinical testing of Canvaxin in other indications;

•	complete the development of and commercialize our specific active immunotherapeutic product candidates that target the EGFR signaling pathway;

•	advance our preclinical anti-angiogenesis and T-oligonucleotide product candidates into clinical development;

•	scale-up and validate our manufacturing operations and improve our quality systems;

•	expand our research and development programs; and

•	in-license technology and acquire or invest in businesses, products or technologies that are complementary to our own.

     We have a limited history of operations. To date, we have funded our operations primarily through sales of equity securities as well as through equipment and leasehold improvement financing.

     We have retained worldwide commercialization rights to Canvaxin and intend to market it through our own sales force or with a co-promotion partner in the United States and through strategic collaborations outside of the United States. Agreements with potential collaborators may include joint marketing or promotion arrangements. Alternatively, we may grant exclusive marketing rights to potential collaborators for countries outside the United States in exchange for up-front fees, milestones and royalties on future sales, if any. We manufacture Canvaxin at our biologics manufacturing facility located in the Los Angeles, California area. We have initiated an expansion of the production capacity of our biologics manufacturing facility which we anticipate completing in 2005. Total capital expenditures associated with this expansion are estimated to be approximately $16.0 million, of which $1.7 million has been invested through September 30, 2004. We intend to fund a portion of these capital expenditures through new leasehold and equipment financing. Upon completion of this expansion, we believe our biologics manufacturing facility will have the capacity to satisfy commercial demand for Canvaxin for several years after the initial launch.

     Our business is subject to significant risks, including the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products, uncertainties associated with obtaining and enforcing patent rights, and with maintaining our licenses obtained from CIMAB.

Research and Development

     Our research and development expenses consist primarily of costs associated with the clinical trials of Canvaxin for advanced-stage melanoma, including costs associated with the production of Canvaxin for use in these clinical trials, and for preclinical research on our other product candidates, manufacturing process and quality systems development for Canvaxin, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, license fees, amortization of purchased technology and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on clinical trials of Canvaxin for advanced-stage melanoma, the development of additional indications for Canvaxin, and the development of product candidates based on our proprietary specific active immunotherapy, anti-angiogenesis and T-oligonucleotide technologies. We are also developing three specific active immunotherapeutic product candidates targeting the EGFR signaling pathway, including one product candidate that has been evaluated in Phase 2 clinical trials.

     From our inception through September 30, 2004, we incurred costs of approximately $94.3 million associated with the research and development of Canvaxin, representing 93% of our total research and development expenses. Included in the costs associated with the research and development of Canvaxin are certain external costs of our Phase 3 clinical trials for Canvaxin, including payments made to clinical sites participating in the trials and payments to third parties for data collection, management and analysis services, clinical trial monitoring services and clinical material collection and storage, all of which are recognized as research and development expenses. While difficult to predict, we estimate that we will incur at least an additional $90 million in costs, including internal costs, prior to the commercialization of Canvaxin.

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

     The costs and timing for developing and obtaining regulatory approvals of our product candidates vary significantly for each product candidate and are difficult to estimate. The expenditure of substantial resources will be required for the lengthy process of clinical development and obtaining regulatory approvals as well as to comply with applicable regulations. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We anticipate launching Canvaxin in the United States in late 2006 and Europe in early 2007 if the FDA and European regulatory authorities accept a positive result in one of our two ongoing Phase 3 clinical trials as sufficient for marketing approval, and if our manufacturing processes and facility are approved by the FDA and European regulatory authorities in connection with our marketing applications. Although the FDA and European regulatory authorities typically require successful results in two Phase 3 clinical trials to support marketing approval, both agencies have, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance and where there is an unmet medical need for a life-threatening condition. In the event that the FDA or European regulatory authorities require the results of a second Phase 3 clinical trial before accepting a marketing application or before granting approval of Canvaxin, the launch of Canvaxin in the United States or Europe, respectively, would be delayed. We cannot be certain when any net cash inflows from Canvaxin or any of our other development projects will commence, if ever.

     In February 2004, the independent Data and Safety Monitoring Board, or DSMB, with oversight responsibility for the Phase 3 clinical trials of Canvaxin completed its review of the planned, second interim analysis of data from our clinical trial of Canvaxin in Stage III melanoma. The DSMB recommended that we continue the trial as planned. We completed our planned enrollment of 1,118 patients in our Phase 3 clinical trial in Stage III melanoma in September 2004. We anticipate that in the first quarter of 2005, the DSMB will complete its review of data from the planned, second interim analysis of our Phase 3 clinical trial in Stage IV melanoma, and the planned, third interim analysis of our Phase 3 clinical trial of Canvaxin in Stage III melanoma. We also currently anticipate that the third interim analysis of our Phase 3 clinical trial in Stage IV melanoma will be reviewed by the DSMB in late 2005 or early 2006, however, these dates are projections and may be changed if the rate of patient deaths is lower than anticipated.

     The rate of enrollment in our Phase 3 clinical trials for Canvaxin increased as new clinical trial sites that were added in recent months have begun to enroll patients, but we cannot be sure that we will be able to accelerate clinical trial enrollment or enroll an adequate number of patients to complete the Phase 3 clinical trial in Stage IV melanoma. In addition, we may not be able to control the amount and timing of resources that the medical institutions that conduct the clinical testing may devote to these Phase 3 clinical trials. If these clinical investigators and medical institutions fail to enroll a sufficient number of patients in our Phase 3 clinical trial in Stage IV melanoma, or fail to complete the required follow-up on patients already enrolled in both Phase 3 clinical trials, we will be unable to complete this trial, which could prevent us from obtaining regulatory approvals for Canvaxin. In addition, the interim and final analyses of the data from these clinical trials may not be performed until a specified number of patients in each of these clinical trials has expired, so a delay in enrollment will adversely impact the timely completion of these clinical trials.

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

     Our goodwill had a carrying value of $5.4 million at September 30, 2004 and December 31, 2003, respectively, and resulted from our acquisition of Cell-Matrix in January 2002. We have assigned the goodwill to our Cell-Matrix reporting unit. In October 2003, we performed our annual goodwill impairment test for fiscal year 2003 in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. In determining the fair value of the Cell-Matrix reporting unit, we considered internal risk-adjusted cash flow projections which utilize several key assumptions, including estimated timing and costs to complete development of the anti-angiogenesis technology and estimated future cash inflows from existing collaborations, anticipated future collaborations and projected product sales. Additionally, we reviewed the implied market capitalization of the Cell-Matrix reporting unit, based on the number of shares issued by us in the acquisition, and third party revenue projections for other products and product candidates utilizing similar technology. Our analysis of the fair value of the Cell-Matrix reporting unit assumed the timely and successful completion of development of the anti-angiogenesis technology. The major risks and uncertainties associated with the timely and successful completion of development of the anti-angiogenesis technology include the risk that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and the risk that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development will materialize as estimated.

     We anticipate performing our annual goodwill impairment test for fiscal year 2004 in the fourth quarter of 2004. We cannot assure you that our reviews of goodwill impairment for fiscal year 2004 or future periods will not result in a material charge.

     Impairment of Long-Lived Assets

     Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. There have been no indications of impairment with respect to our long-lived assets through September 30, 2004.

Results of Operations

     Research and Development Expenses. Research and development expenses were $12.4 million and $31.6 million for the three and nine months ended September 30, 2004, respectively, compared to $7.2 million and $19.7 million for the comparable periods in 2003. The increase in research and development expenses for the three and nine months ended September 30, 2004 primarily reflects additional investment in personnel in the manufacturing, quality and research and development departments, increased clinical trial expenses associated with increased patient enrollment in our Phase 3 clinical trials of our lead product candidate, Canvaxin, including costs associated with the production of Canvaxin for use in these clinical trials and $2.6 million of technology access and transfer fees under our agreements with CIMAB, S.A. and YM BioSciences, Inc., which were recognized as research and development expenses in the third quarter of 2004. The increase in research and development expenses for the nine months ended September 30, 2004 was also due to payments totaling $1.1 million made under our sublicense agreement with SemaCo, Inc., which were recognized as research and development expenses.

     Non-cash employee stock-based compensation of $0.1 million and $0.4 million for the three and nine months ended September 30, 2004, respectively, compared with $0.3 million and $0.6 million for the comparable periods in 2003, was excluded from research and development expenses and reported under a separate caption.

     General and Administrative Expenses. General and administrative expenses were $3.0 million and $8.4 million for the three and nine months ended September 30, 2004, respectively, compared to $1.7 million and $4.6 million for comparable periods in 2003. The increase in general and administrative expenses for the three and nine months ended September 30, 2004 was primarily due to additional investment in personnel in the finance and marketing and business development departments, increased directors and officers insurance premiums and other expenses associated with our becoming a publicly-traded company, increased legal fees related to business development activities and increased expenses associated with marketing activities.

     Non-cash employee stock-based compensation of $0.3 million and $1.1 million for the three and nine months ended September 30, 2004, respectively, and $0.7 million and $1.2 million for the three and nine months ended September 30, 2003, respectively, was excluded from general and administrative expenses and reported under a separate caption.

     Amortization of Employee Stock-based Compensation. During the initial public offering process, we re-evaluated the historical estimated fair value of our common stock considering the anticipated initial public offering price. As a result, the exercise price of certain stock options that were previously granted to our employees and directors were deemed to be below the revised estimated fair value of the underlying common stock on the option grant date. We recorded this spread between the exercise price and the revised estimated fair value as deferred employee stock-based compensation. We amortize the deferred employee stock-based compensation as a non-cash charge to operations on an accelerated basis over the vesting period of the options. Amortization of deferred employee stock-based compensation was $0.4 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, compared to $1.0 million and $1.8 million for the comparable periods in 2003.

     Interest Income (Expense), Net. Interest income (expense), net for the three and nine months ended September 30, 2004 was $0.1 million and $0.3 million of net interest income, respectively, compared to $0.1 million and $0.4 million of net interest expense for the comparable periods in 2003. The increase was primarily attributable to an increase in interest income due to higher average invested balances resulting from the proceeds from the sale of our Series C preferred stock and our initial public offering of common stock in the second half of 2003 as well as a decrease in interest expense due to lower long-term debt balances.

Liquidity and Capital Resources

     As of September 30, 2004, we had $65.3 million in cash, cash equivalents and securities available-for-sale as compared to $107.1 million as of December 31, 2003. This decrease was primarily due to the use of cash to fund ongoing operations and payments on long-term debt.

     Net cash used in operating activities was $34.3 million during the nine months ended September 30, 2004, compared with $22.3 million during the nine months ended September 30, 2003. The increase in net cash used in operating activities was primarily due to the increase in our operating expenses as we expanded our research and development activities.

     Net cash used in investing activities was $34.6 million during the nine months ended September 30, 2004, compared with net cash provided by investing activities of $2.5 million during the nine months ended September 30, 2003. Significant components of cash flows from investing activities for the nine months ended September 30, 2004 included a $32.4 million net increase in our securities available-for-sale portfolio, a $0.7 million decrease in restricted cash and $2.8 million of purchases of property and equipment. Significant components of cash flows from investing activities for the nine months ended September 30, 2003 included a net decrease in our securities available-for-sale portfolio of $3.5 million and $0.9 million of purchases of property and equipment.

     Net cash used in financing activities was $5.1 million during the nine months ended September 30, 2004, compared with net cash provided by financing activities of $39.7 million during the nine months ended September 30, 2003. Cash flows from financing activities for the nine months ended September 30, 2004 primarily consisted of payments on long-term debt, including the full repayment in January 2004 of the notes payable that were assumed in the January 2002 acquisition of Cell-Matrix. Cash flows from financing activities for the nine months ended September 30, 2003 primarily consisted of net proceeds from the issuance of preferred stock of $41.2 million and net payments on long-term debt of $1.7 million.

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

     We have initiated an expansion of the production capacity of our biologics manufacturing facility located in the Los Angeles, California, area which we anticipate completing in 2005. Total capital expenditures associated with this expansion are estimated to be approximately $16.0 million, of which $1.7 million has been invested through September 30, 2004. We intend to fund a portion of these capital expenditures through new leasehold and equipment financing.

     On July 13, 2004, our wholly-owned subsidiaries, Tarcanta, Inc. and Tarcanta, Ltd., signed agreements with CIMAB and YM BioSciences under which we will pay to CIMAB and YM BioSciences technology access and transfer fees totaling $5.7 million, to be paid over the next three years. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, and royalties on future sales of commercial products, if any. We paid to CIMAB and YM BioSciences technology access and transfer fees totaling $1.5 million through September 30, 2004 and we anticipate making additional payments of $0.4 million through the end of 2004.

     In August 2004, we signed a seven-year lease for additional office, laboratory, and warehouse space near our biologics manufacturing facility located in the Los Angeles, California area. The lease includes a renewal option for an additional five years. Total rent payments due over the initial term of the lease are approximately $2.3 million.

     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. Through September 30, 2004, we received aggregate net proceeds of approximately $196.6 million from the sale of equity securities. In addition, through September 30, 2004, we financed through two credit facilities the purchase of equipment and leasehold improvements totaling approximately $9.3 million, of which $2.4 million remained outstanding under the credit facilities as of September 30, 2004. These credit facilities are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 9.3% to 14.0% and are due in monthly installments through June 2006. No further draws may be made under these credit facilities.

     We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for the next nine months.

     We intend to raise additional funds to meet future working capital and capital expenditure needs, potentially through the sale of additional equity securities, debt financing or strategic collaboration agreements. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on favorable terms. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. In addition, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

     On November 8, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which, when declared effective, will permit us, from time to time, to offer and sell up to $80 million of common stock.

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

     In order to receive regulatory approval for the commercial sale of our product candidate Canvaxin or any other product candidates that we may develop, we must conduct, primarily at our own expense, extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, can take many years and has an uncertain outcome. For example, while difficult to predict, we estimate that we will incur at least an additional $90 million in costs, including internal costs, prior to commercialization of Canvaxin. Failure can occur at any phase of clinical testing. While Canvaxin is currently being studied in two Phase 3 clinical trials for advanced-stage melanoma, these trials may not produce positive results and may, under some circumstances, be terminated early. Both Phase 3 clinical trials for Canvaxin in advanced-stage melanoma were designed with three interim analyses prior to the final analysis at the planned completion of the clinical trials. At each interim analysis, an independent data and safety monitoring board, or DSMB, will review unblinded data from the clinical trials primarily to evaluate the safety of Canvaxin. It is possible that in connection with any of the interim analyses or at any other stage of the trials, the DSMB may determine that there are safety risks associated with Canvaxin or that it is not sufficiently effective to continue the trials, and may, as a result, recommend the discontinuation of these clinical trials.

     In February 2004, the independent DSMB responsible for providing oversight of our Phase 3 clinical trials completed its planned, second interim analysis of our Phase 3 clinical trial of Canvaxin in Stage III melanoma. Based upon its review of data from 842 patients enrolled in the trial, the DSMB recommended that we continue both of the Phase 3 clinical trials as planned. We anticipate that in the first quarter of 2005, the DSMB will complete its review of the planned, second interim analysis of our Phase 3 clinical trial of Canvaxin in Stage IV melanoma, and the planned, third interim analysis of our Phase 3 clinical trial of Canvaxin in Stage III melanoma. We also currently anticipate that the third interim analysis of our Phase 3 clinical trial in Stage IV melanoma will be reviewed by the DSMB in late 2005 or early 2006, however, these dates are projections and may be changed if the rate of patient deaths is lower than anticipated.

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

     Our clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting the ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. In April 2002, the FDA inspected our clinical trial operations and three of our clinical trial sites. As a result of the FDA’s inspections, we received a report of observations from the FDA. The deficiencies noted in this report included inadequate documentation of the review and approval of clinical site investigators and a contract clinical trial monitoring firm; delays in obtaining formal internal approvals of some of our standard operating procedures; and lack of timeliness in preparing and filing certain reports associated with the clinical trials and in obtaining compliance with corrective action plans by several clinical trial sites. We responded to the FDA’s report of observations and, in December 2002, we received an “untitled” letter from the FDA, requesting additional follow-up information related to the April 2002 inspection. We provided the requested information and have received no further requests from the FDA in that regard. In addition, JWCI and the Medical College of Virginia received reports of observations and formal warning letters from the FDA in connection with the 2002 inspections. The deficiencies noted in these warning letters included the use of an incorrect version of patient informed consent forms, delayed reporting of serious adverse events to the sponsor and to relevant institutional review boards, and failures to rigorously follow the investigational plan. Both sites responded to the FDA’s report of observations and, in December 2002, the FDA notified the two clinical trial sites that received the warning letters that it had reviewed their responses and that no further responses were necessary at that time. There were no delays to the clinical trials attributable to these inspections, reports of observations or warning letters. We cannot be sure that the FDA or other regulatory authorities will not request further data or information regarding our clinical trial operations in the future. The FDA may elect to re-inspect our clinical operations for a variety of reasons, including to confirm that we and our clinical trial sites continue to observe the corrective actions taken in response to the initial FDA inquiry. Moreover, if the FDA determines that the deficiencies noted at any of the sites are of sufficient concern, it could require that data from such sites be excluded from our clinical trial results and additional patients be enrolled as part of the protocol, that the Phase 3 studies be redone, or that additional Phase 3 clinical trials be conducted.

      In August 2004, JWCI received a warning letter from the FDA with respect to a Phase 2 clinical study of Canvaxin in patients with advanced-stage colorectal cancer that was initiated in 1997, prior to the formation of our company. The warning letter resulted from an inspection conducted at JWCI in May 2004, and noted several deficiencies, including failure to follow the investigational plan, conducting tests prior to obtaining patient informed consent, failure to provide information to the responsible institutional review board, and failure to maintain accurate case histories and other data pertinent to the investigation. This advanced stage colorectal cancer study was closed by us in May 2003.

     Additionally, we may encounter difficulties related to the clinical trials of the specific active immunotherapeutic product candidates that target the epidermal growth factor receptor, or EGFR, signaling pathway that we have licensed from CIMAB, S.A.

The U.S. government has maintained an embargo against Cuba for more than forty years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out the licensing agreements with CIMAB we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of the three specific active immunotherapeutic product candidates that target the EGFR signaling pathway. In the absence of such a license from OFAC, our performance under the agreement with CIMAB could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in U.S. or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. government will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. There can be no guarantee that our OFAC license may not be revoked or amended in the future, or that either the U.S. or Cuban governments may not restrict our ability to carry out all or part of our licensing agreements with CIMAB. In addition, we cannot be sure that the FDA or other regulatory authorities will accept data from the Phase 2 clinical trials of these products that were conducted in Cuba as the basis for our applications to conduct additional Phase 2 or Phase 3 clinical trials, or as part of our application to seek marketing authorizations for such products.

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

     Of the approximately 2,600 patients who have been administered Canvaxin in Phase 1 and Phase 2 clinical trials, fewer than 50 of those patients received Canvaxin at locations other than JWCI and UCLA. As of March 31, 2004, Dr. Morton beneficially owned approximately 19.4% of our common stock. In addition, pursuant to a cross-license agreement with JWCI, in August 2000 we issued JWCI 284,090 shares of common stock, which represented approximately 4.8% of our common stock at the time of issuance. Moreover, Dr. Morton and JWCI received significant funding from the National Institutes of Health to support the early clinical trials of Canvaxin and this funding was a significant source of revenue for JWCI. We are obligated to pay JWCI 50% of the initial net royalties we receive from any sublicensees from sales of Canvaxin, if any, up to $3.5 million. Subsequently, we are obligated to pay JWCI a 1% royalty on net sales, if any, of Canvaxin to third parties by us, our sublicensees and affiliates. We have undertaken two international Phase 3 clinical trials for the treatment of patients with advanced-stage melanoma based on the positive results of the Phase 1 and Phase 2 clinical trials conducted by Dr. Morton and other investigators at JWCI and UCLA. If it is determined that the results of these Phase 1 and Phase 2 clinical trials are affected by a bias or conflict of interest and we fail to obtain satisfactory Phase 3 clinical trial results, our development of Canvaxin would be significantly delayed or may be terminated.

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

     In September 2004, we completed our planned enrollment of 1,118 patients in our Phase 3 clinical trial in Stage III melanoma. As of October 31, 2004, 440 patients of a planned total enrollment of 670 patients had been enrolled in our Phase 3 clinical trial in Stage IV melanoma. From June 1, 2003, through the end of October 2004, the rate of patient enrollment has been between 4 and 18 patients per month for the clinical trial in Stage IV melanoma. The rate of enrollment has increased as new clinical trials sites added in recent months have begun to enroll patients, but we cannot be sure that we will be able to accelerate clinical trial enrollment or enroll an adequate number of patients to complete the Phase 3 clinical trials in Stage IV melanoma. In addition, we may not be able to control the amount and timing of resources that the medical institutions that conduct the clinical testing may devote to both of our Phase 3 clinical trials. If these clinical investigators and medical institutions fail to enroll a sufficient number of patients in our Phase 3 clinical trial in Stage IV melanoma or fail to complete the required follow-up on patients already enrolled in both clinical trials, we will be unable to complete this trial, which could prevent us from obtaining regulatory approvals for Canvaxin. In addition, the interim and final analyses of the data from both of these clinical trials may not be performed until a specified number of patients in each of these clinical trials have died, so a delay in enrollment will adversely impact the timely completion of these clinical trials. A total of 392 patients participating in the Phase 3 clinical trial in Stage III melanoma, and a total of 390 patients participating in the Phase 3 clinical trial in Stage IV melanoma, respectively, must have died before we can perform the final analyses on these clinical trials. Approximately seventy of the eighty clinical trial sites that have participated in our Phase 3 clinical trials are planning to continue to enroll patients in the clinical trial in Stage IV melanoma. In the event that we are unable to maintain our relationship with any of these clinical trial sites, or elect to terminate the participation of any of these clinical trial sites, we may experience the loss of follow-up information on patients enrolled in the Phase 3 clinical trials unless we are able to transfer the care of those patients to another clinical trial site. Any delays could significantly slow the pace of our patient enrollment activities and the ultimate development of Canvaxin.

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

     We previously modified our manufacturing process for Canvaxin and switched from a small volume flask process to a larger scale flask process in an effort to improve our manufacturing process and scale-up our manufacturing capability to produce larger quantities. We introduced Canvaxin that was manufactured using this new process into our two Phase 3 clinical trials for advanced-stage melanoma in 2003. In 2004, we initiated an expansion of our manufacturing facility for Canvaxin, which will continue into 2005. In order to increase our ability to meet anticipated demand in the event that we receive regulatory approval to market Canvaxin, we have sought and obtained guidance from the FDA and European regulatory authorities on plans to change from irradiating Canvaxin in our facility using a small-scale irradiator to having a third party irradiate the product using a commercial-scale irradiator, and our plans to change the container in which Canvaxin is stored for shipment to end users from a plastic vial to a conventional glass ampoule, which would permit us to automate the filling process. If implemented, these changes would require us to successfully complete significant development and validation programs and establish the comparability of the product following the introduction of any such changes. Significant delays in the completion or validation of the expanded manufacturing facility, the commercial irradiator, or glass ampoule container, could result in an inability to meet the demand for the product upon its commercialization.

     We have experienced significant delays in connection with our manufacturing processes and may encounter delays in the future. For example, as a result of a sterility concern caused by a third party testing process related to one lot of Canvaxin used in our Phase 3 clinical trials, we initiated a product retrieval from 35 clinical trial sites in June 2003. While we do not believe this voluntary product retrieval was due to our manufacturing process, we may experience other delays in our development programs and commercialization efforts stemming from our manufacturing and testing processes, including testing and other services performed by third parties. Additionally, in March 2004, we reminded the clinical trial sites participating in the Phase 3 clinical trials of Canvaxin of the need to ensure that the storage containers in which vials of Canvaxin and placebo are stored are not over-filled with liquid nitrogen, which could result in the submersion of the vials and could, potentially, damage the container closure system. We also notified the clinical trials sites to take measures to prevent the vials from becoming submerged while being thawed in water baths, and to carefully inspect vials of Canvaxin and placebo to ensure that the vials do not exhibit protruding gaskets, which could indicate damage to the container closure system.

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

     If we are unable to renew our lease for our sole manufacturing facility in the Los Angeles, California area, or if our facilities are damaged or destroyed, our ability to manufacture Canvaxin will be significantly affected, and we will be delayed or prevented from completing our clinical trials and commercializing Canvaxin.

     We rely on the availability and condition of our sole biologics manufacturing facility, located in the Los Angeles, California area, to manufacture Canvaxin. Our lease is scheduled to expire on August 14, 2011, although we have the option to renew the terms for an additional five years. After that time, we may not be able to negotiate a new lease for our facility. Our manufacturing facility and our warehouse facility are located in a seismic zone, and there is the possibility of an earthquake which could be disruptive to our operations and result in a lack of supply of Canvaxin. Any lack of supply could, in turn, delay our clinical trials and any potential commercial sales. In addition, if our facilities or the equipment in the facilities is significantly damaged or destroyed for any reason, we may not be able to replace our manufacturing capacity, and our business, financial condition and results of operations will be materially and adversely affected.

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

     We are aware of a number of competitive products currently available in the marketplace or under development for the prevention and treatment of the diseases we have targeted for product development. Products marketed in the United States and elsewhere for melanoma include Chiron Corporation’s Proleukin® (IL-2), Schering-Plough Corporation’s IntronA® (interferon alpha) and Bayer AG’s chemotherapeutic agent dacarbazine. Despite the side effects associated with these chemotherapy and biotherapy products, these products are currently being used in the treatment of patients with advanced-stage melanoma. In addition, Corixa Corporation’s Melacine® has been approved in Canada for the treatment of patients with Stage IV melanoma, however, Corixa recently announced that it is discontinuing the development of Melacine in the United States for melanoma. A number of other potential competitors are developing immunotherapeutics and other approaches for the treatment of advanced-stage melanoma, including Progenics Pharmaceuticals, Inc.’s GMKTM, Antigenics, Inc.’s Oncophage®, and Medarex, Inc.’s MDX-010, an antibody directed against the CTLA-4 molecule on T-cells that is being tested in combination with Medarex’s MDX-1379, a gp100 peptide melanoma vaccine, all of which are in Phase 3 clinical trials. Vical, Inc.’s Allovectin-7® was studied in a recently-completed Phase 2 clinical trial. Oncophage® and MDX-010 are being studied in patients with metastatic melanoma, but the clinical trials on these drugs do not require that patients undergo surgical resection to remove all clinically detectable disease prior to the initiation of their treatment. This is contrasted with patients who are being studied in Canvaxin’s Phase 3 clinical trials, who have their primary tumors and all clinically detectable metastases resected. Vical is designing a Phase 3 clinical tiral with high-dose Allovectin-7® for certain patients with metastatic melanoma. In March 2004, Celgene Corporation announced that it was discontinuing its Phase 3 clinical trial studying Revlimid® as a monotherapy for the treatment of patients with melanoma, but that it plans to conduct clinical trials for Revlimid® in combination with other treatments for melanoma. In May 2004, Genta, Inc. announced that the FDA’s oncologic drug advisory committee determined that the clinical trial results provided to it by Genta did not provide enough evidence of effectiveness to outweigh the increased toxicity of administering the drug in combination with dacarbazine for the treatment of patients with advanced malignant melanoma. In September 2004, Maxim Pharmaceuticals, Inc. announced that its Phase 3 clinical trial of CepleneTM for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate improvement in overall patient survival. If we receive approval to market and sell Canvaxin, we may compete with these companies and their products as well as other products in varying stages of development. In addition, researchers are continually learning more about the treatment of melanoma and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, Canvaxin, or any other product candidates that we may develop, may be rendered obsolete and noncompetitive.

     Several products that target the EGFR signaling pathway in the treatment of cancer have recently been approved by the FDA or are in the late phases of development. The approved products are AstraZeneca Pharmaceutical LP’s Iressa™ (gefitinib), an EGFR-targeted tyrosine kinase inhibitor for refractory Stage IV non-small-cell lung cancer, and ImClone Systems, Inc.’s Erbitux™ (cetuximab), an EGFR monoclonal antibody for Stage IV refractory colorectal cancer. Recently, Genentech, Inc., OSI Pharmaceuticals, Inc., and Roche Holdings AG, announced positive results from a randomized, Phase 3 clinical trial in late-stage non-small-cell lung cancer for their EGFR-targeted tyrosine kinase inhibitor, Tarceva™ (erlotinib HCl). Recently published data has shown that treatment with Tarceva™ increased overall survival in non-small-cell lung cancer patients with late-stage disease. Genentech and OSI Pharmaceuticals recently announced that they had submitted a new drug application for Tarceva as a monotherapy for the treatment of patients with advanced non-small-cell lung cancer for whom chemotherapy has failed. The submission was based on results from a Phase 3 clinical trial, which demonstrated a 42% increase in median survival for patients treated with Tarceva versus patients who received a placebo. Two other products that are currently being evaluated in Phase 3 clinical trials are GlaxoSmithKline’s lapatinib (GW572016), a tyrosine kinase dual inhibitor of EGFR and HER-2, which is being studied in patients with advanced metastatic breast cancer whose disease progressed on Herceptin® (trastuzumab) therapy, and Abgenix, Inc. and Amgen, Inc.’s panitumumab (ABX-EGF), a fully human monoclonal antibody targeting EGFR, which is being studied in patients with advanced colorectal and renal cell cancer.

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

     In the event Canvaxin does not achieve market acceptance for one indication, such as advanced-stage melanoma, it may be even more difficult to promote Canvaxin for other indications, such as colon cancer, if such indications are approved. If any product that we may develop fails to achieve market acceptance, we may not be able to successfully market and sell the product, which would limit our ability to generate revenue and could materially and adversely affect our results of operations.

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

     We currently plan to distribute Canvaxin from our manufacturing facility in liquid nitrogen storage containers, which will require that any distribution service we retain will need to comply with exacting standards and precise specifications in order to preserve Canvaxin in the appropriate form for administration to patients. Although there are several distributors that could potentially meet our requirements for the handling, storage and distribution of Canvaxin, we may be unable to obtain distribution services on economically viable terms, or at all. Any failure to comply with the precise handling and storage requirements for Canvaxin by our distribution service or any medical facility that may store Canvaxin prior to administration to patients could adversely affect its quality and, as a result, materially and adversely affect our results of operations.

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

     We will need to expand and effectively manage our organization, operations and facilities in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 22 as of December 31, 2000 to 183 as of September 30, 2004, and we expect the number of employees to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

     We have obtained from the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB and YM BioSciences, Inc., for the development, testing, licensing and commercialization of the three specific active immunotherapeutic product candidates that target the EGFR signaling pathway. In the absence of such a license from OFAC, our performance under these agreements could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in U.S. or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. or Cuban governments will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. Our OFAC license may be revoked or amended at anytime in the future, or the U.S. or Cuban governments may restrict our ability to carry out all or part of our licensing agreements with CIMAB and YM BioSciences.

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

     We have a consulting agreement with our founder, Donald L. Morton, M.D. The agreement expires in December 2004, and Dr. Morton will thereafter be able to develop products that compete with Canvaxin and our other product candidates. In addition, Dr. Morton has retained the right to use the cell lines in Canvaxin for the diagnosis or detection of cancer.

     The loss of the services of any principal member of our management and scientific staff, including David F. Hale, our President and Chief Executive Officer, and John Petricciani, M.D., our Senior Vice President, Medical and Regulatory Affairs, could significantly delay or prevent the achievement of our scientific and business objectives. Mr. Hale’s employment agreement expires in October 2005, and Dr. Petricciani’s employment agreement expires in January 2009. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain key personnel on acceptable terms, if at all. We do not maintain “key person” life insurance on any of our officers, employees or consultants, including Mr. Hale or Drs. Morton and Petricciani.

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

     Product liability claims may stem from side effects that are associated with Canvaxin, including blistering, stinging, itching and redness at the site of injection and a decrease in energy. Some patients have experienced flu-like symptoms, including headache, muscle aches, joint aches, fever, nausea, diarrhea, vomiting, cough, chills and loss of appetite, as well as irritation and ulceration at the injection sites. A small number of patients who received Canvaxin have had a drop in the number of white blood cells in their blood or developed white patches on their skin. Two patients out of approximately 3,000 who have received Canvaxin experienced degeneration of part of their retinas. The cause of this condition, which is known as melanoma-associated retinopathy, is unknown, but it may occur spontaneously in patients with melanoma who have not received Canvaxin. In addition, although Canvaxin is treated with radiation to prevent the melanoma cells in Canvaxin from replicating when administered to patients, there is a theoretical possibility that these cells may develop into a tumor after injection. There is also a small possibility that Canvaxin may contain unidentified agents, such as bacteria or viruses, which could cause infections or other diseases, or that patients could have a localized skin reaction to Canvaxin. Side effects may also be associated with BCG, which we administer to patients with the first two doses of Canvaxin. BCG is also used to prevent tuberculosis and some patients treated with BCG have developed serious complications such as an infection with BCG or a severe muscle and nerve weakness known as Guillain Barre syndrome. To date, neither of these complications has been reported in patients who received BCG with Canvaxin. However, both Canvaxin and BCG are investigational for treating metastatic melanoma and may, along with our other product candidates, have other side effects that have not been seen or predicted. While we would expect to provide adequate disclosure to patients of the potential for adverse side effects, we cannot be sure that we will be able to do so or that we will be able to avoid the cost and expense of defending product liability claims.

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

     We have incurred $136.1 million in net losses from our inception through September 30, 2004. To date, we have recognized no revenues and we do not anticipate generating significant revenues for at least several years. We expect to increase our operating expenses over the next several years as we expand the clinical trials for Canvaxin, advance other product candidates into clinical trials, expand our research and development activities, acquire or license new technologies and product candidates and scale-up our manufacturing and quality operations. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

     If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize Canvaxin or other product candidates and our ability to operate as a going concern may be adversely affected.

     We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for the next nine months. We intend to raise additional funds to meet our working capital and capital expenditure needs, potentially through the sale of additional equity securities, debt financing or strategic collaboration agreements. In addition, we will need to raise additional capital in order to expand the clinical trials for Canvaxin, initiate clinical trials with our specific active immunotherapeutic product candidates that target the EGFR signaling pathway, advance other product candidates into clinical trials and expand our research and development activities. Our ability to scale-up our manufacturing and quality operations and respond to competitive pressures could be significantly limited if we are unable to obtain the necessary capital. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the completion of clinical testing for Canvaxin in advanced-stage melanoma, potential clinical testing of Canvaxin in other indications, and the initiation of clinical trials for our specific active immunotherapeutic product candidates that target the EGFR signaling pathway;

•	progress in preclinical development and clinical trials for our other product candidates;

•	the time and costs involved in obtaining and maintaining regulatory approvals for Canvaxin and our other product candidates;

•	progress in, and the costs of, our research and development programs;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs of expanding our manufacturing capabilities;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of technologies and product candidates; and

•	competing technological and market developments.

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

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States, that, if implemented, would require us to record charges to earnings for employee stock option grants measured using the fair value method. This pending requirement would negatively impact our earnings. For example, if we accounted for employee stock options under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net loss would have increased by $1.4 million and $3.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.4 million and $0.7 million for the comparable periods of 2003.

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

     In addition, we hold rights to commercialize our anti-angiogenesis product candidates and our rights to additional cell lines for the development of cancer vaccines under agreements that require, among other things, royalty payments on future sales, if any, and our achievement of certain development milestones. We hold rights to a human monoclonal antibody under a license from M-Tech Therapeutics, which can be terminated if we determine not to file and obtain approval of an IND application for a licensed product by a specified date and conduct clinical trials for such product, or if we determine not to file and obtain approval of an IND application for a licensed product by a specified date because of negative pre-clinical results. We hold rights to certain T-oligonucelotide technology under a sublicense agreement from SemaCo, which can be terminated if we fail to perform any of the obligations that we are required to perform under that agreement, including using commercially reasonable efforts to develop commercially viable products based on the licensed technology.

     On October 15, 2004, we amended and restated our collaboration agreement with Applied Molecular Evolution, Inc., or AME, which is now a wholly-owned subsidiary of Eli Lilly and Company, under which AME utilized its technology to humanize two of our antibodies. Under the amended and restated collaboration agreement, AME may terminate the agreement if we fail to make milestone or royalty payments to AME, if we fail to file an IND application for one or more products that incorporate or are derived from one or more of the antibodies that are the subject of the agreement by February 28, 2006, or fail to meet certain other specified commercial development obligations. In the event of such termination, we will be required to grant to AME an exclusive license under all of our patent rights relating to the antibodies that are the subject of this agreement and the products that incorporate or are derived from one or more of the antibodies that are the subject of the agreement. The amended and restated collaboration agreement obligates us to make a $0.2 million milestone payment on November 29, 2004, and gives AME a right of first negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of any products that incorporate or are derived from one or more of the antibodies that are the subject of the agreement should we decide to negotiate with or seek a collaborator for the commercialization of such product. The amended and restated collaboration agreement also obligates us to pay for the preparation, filing, prosecution, maintenance and enforcement of all patent applications directed at the antibodies that are the subject of the amended agreement.

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

     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of our shares could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our stock that we may issue under our stock incentive plans and employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

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

     If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.

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

      Our stockholder rights plan, anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

     Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The provisions in our certificate of incorporation and bylaws include:

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     As of September 30, 2004, we have used approximately $39.9 million of the net proceeds from the public offering to continue the development of our specific active immunotherapeutic product candidate, Canvaxin, and to fund other working capital and general corporate purposes. We expect to use the majority of the balance of the net proceeds of the offering to continue the development and to prepare for the commercialization of our specific active immunotherapy product candidate, Canvaxin, and to scale-up our manufacturing operations and quality systems. To a lesser extent, we anticipate using the net proceeds from the offering to:

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

Item 5. Other Information

1065-1 Trading Plans

     Donald L. Morton, M.D., a member of our board of directors and a significant stockholder, has entered into two plans that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The purpose of Dr. Morton’s trading plans is to diversify a portion of his assets in an orderly manner. The plans commence on March 17, 2005 and end on December 31, 2006, unless all of the transfers contemplated by the plans occur prior to that time. Pursuant to the terms of the plans, Dr. Morton will sell up to a certain number of shares per quarter as well as effect a transfer by gift of a certain number of shares per quarter, such that the aggregate number of shares that may be transferred by Dr. Morton per quarter is equal to 130,000 shares. During the term of the plans, an aggregate of 1,000,000 shares may be sold and 460,000 shares may be transferred by gift by Dr. Morton. No transfers will occur under the plans until such time as the trading price of our common stock equals or exceeds $15.00 per share. As of September 30, 2004, Dr. Morton beneficially owned 5,181,482 shares of our common stock.

M-Tech Therapeutics, Inc.

     On November 12, 2004, we amended our license agreement with M-Tech Therapeutics, Inc., under which we relinquished our rights to two of the three human monoclonal antibodies that we licensed from M-Tech on October 4, 2002 and will pay to M-Tech a termination fee of $50,000.

Amended and Restated Employment Agreements

      On November 15, 2004, we entered into amended and restated employment agreements with certain of our executives, which are intended to replace their existing employment agreements. Because the employment agreements with Ms. Aker and Messrs. Gammon, Jones, LaRue and Petricciani were due to expire within the next six months, the terms of such agreements have also been extended by four years.

      The amended and restated employment agreements were entered into with David F. Hale, our President and Chief Executive Officer, Hazel M. Aker, our Senior Vice President, General Counsel and Secretary, Debra J. Arnold, our Vice President, Quality, Guy Gammon, our Vice President, Clinical Development, Robert L. Jones, our Vice President, Human Resources, William R. LaRue, our Senior Vice President and Chief Financial Officer, Martin A. Mattingly, our Executive Vice President, Marketing and Business Development, John Petricciani, our Senior Vice President, Medical and Regulatory Affairs, Steven J. Ruhl, our Vice President, Manufacturing Operations, and Dennis E. Van Epps, our Vice President, Research. A brief description of the terms and conditions of these agreements is provided below. These descriptions are summaries only, are not necessarily complete, and are qualified by the full text of the underlying agreements, forms of which are filed as an exhibit to this Quarterly Report on Form 10-Q.

      Pursuant to the employment agreements, each executive is required to devote substantially all of his or her time and attention to our business and affairs. The base salaries of the executives are set forth in the employment agreements. The employment agreements do not provide for automatic annual increases in salary, but each employment agreement provides for annual salary reviews by the compensation committee. Each of the executives is eligible to participate in any management incentive compensation plan adopted by us or such other bonus plan as our board of directors may approve. We have also agreed to pay the annual premiums on disability insurance policies and a $1 million life insurance policy on Mr. Hale. Each of the executives is an at-will employee.

      The employment agreements provide each executive with certain severance benefits in the event his or her employment is terminated as a result of his or her death or permanent disability. Specifically, in the event of such a termination, the executive or his or her estate, as applicable, shall receive 12 months of salary continuation payments, an amount equal to the average of the executive's bonuses for the three years prior to the date of termination (which bonus will be prorated for the period of time served by the executive during the year of termination for all executives other than Mr. Hale, whose bonus will not be prorated), plus healthcare and life insurance benefits (in connection with terminations resulting from executive's permanent disability) continuation at our expense for 12 months. In addition, that portion of the executive's stock awards which would have vested if the executive had remained employed for an additional 12 months will immediately vest on the date of termination.

      The employment agreements also provide each executive with certain severance benefits in the event his or her employment is terminated by us other than for cause or if the executive resigns with good reason. Specifically, in the event of such a termination or resignation, all executives will receive 12 months of salary continuation payments, an amount equal to the average of executive’s bonuses for the three years prior to the date of termination (which bonus will be prorated for the period of time served by the executive during the year of termination for all executives other than Mr. Hale, whose bonus will not be prorated), healthcare and life insurance benefits continuation at our expense for 12 months, plus $15,000 towards outplacement services. If such termination or resignation occurs more than six months prior to or more than 12 months following a change of control, that portion of the executive’s stock awards which would have vested if the executive had remained employed for an additional 12 months will immediately vest on the date of termination.

      With respect to all executives other than Mr. Hale, the employment agreements provide that, in connection with a change of control of the company, 50% of each executive's unvested stock awards will immediately become vested. In addition, with respect to stock awards granted prior to the date of the amended and restated employment agreements, if the executive's employment is terminated by us other than for cause or if he or she resigns for good reason within 12 months following a change of control, any remaining unvested portion of such stock awards will immediately vest on the date of termination. With respect to stock awards granted on or after the date of the amended and restated employment agreements, if such termination occurs within six months prior to or within 12 months following a change of control, any remaining unvested portion of such stock awards will immediately vest on the later of the date of termination or the date of the change of control.

      With respect to Mr. Hale, if his employment is terminated by us other than for cause or if he resigns with good reason within six months prior to or within 12 months following a change of control, Mr. Hale will be entitled to receive 18 months of salary continuation payments, an amount equal to the average of his bonuses for the three years prior to the date of termination payable over an 18 month period commencing on the date of termination, healthcare and life insurance benefits continuation at our expense for 18 months, plus $15,000 towards outplacement services. In connection with a change of control of the company, 50% of Mr. Hale's unvested stock awards will immediately become vested. If Mr. Hale is still employed by or providing services to us on the six month anniversary of a change of control, all of his remaining unvested stock awards will immediately vest. In addition, with respect to stock awards granted prior to the date of the amended and restated employment agreement, if Mr. Hale is terminated by us other than for cause, resigns with good reason, dies or becomes permanently disabled, in each case within 6 months following a change of control, any remaining unvested portion of such stock awards will immediately vest on the date of termination. With respect to stock awards granted on or after the date of the amended and restated employment agreement, if Mr. Hale is terminated by us other than for cause, resigns with good reason, dies or becomes permanently disabled, in each case within six months prior to or within six months following a change of control, any remaining unvested portion of such stock awards will immediately vest on the later of the date of termination or the date of the change of control.

      For purposes of all of the employment agreements, “cause” generally means the executive’s commission of an act of fraud, embezzlement or dishonesty upon us that has a material adverse impact on us, the executive’s conviction of, or plea of guilty or no contest to a felony, the executive’s ongoing and repeated failure or refusal to perform or neglect of his or her duties (where such failure, refusal or neglect continues for 15 days following the executive’s receipt of notice from us), the executive’s gross negligence, insubordination, material violation of any duty of loyalty to us or any other material misconduct on the part of the executive, the executive’s unauthorized use or disclosure of our confidential information or trade secrets that has a material adverse impact on us or a material breach by the executive of his or her employment agreement. Prior to any determination by us that “cause“” has occurred, we will provide the executive with written notice of the reasons for such determination, afford the executive a reasonable opportunity to remedy any such breach, and provide the executive an opportunity to be heard prior to the final decision to terminate the executive’s employment.

      For purposes of the employment agreements, “good reason” generally means a change by us in the executive’s status, position or responsibilities that represents a substantial and material reduction thereto, the assignment to the executive of any duties or responsibilities materially inconsistent with his or her status, position or responsibilities, the removal of the executive or failure to reappoint or reelect the executive to any position (except in connection with a termination of executive for cause, his or her death or disability, or resignation without good reason), a reduction by us in the executive’s base salary (other than pursuant to a company-wide reduction of base salaries for employees of the company generally), a reduction by us in executive’s compensation and benefits as provided on the date of the agreement, executive’s relocation by us to a facility or location more than 50 miles from executive’s place of employment, our material breach of the employment agreement, or any purported termination by us of executive for cause that does not conform to the definition of cause in the employment agreement. In addition, for purposes of Mr. Hale’s employment agreement, “good reason” will also exist if he has not received a contemporaneous increase in his total compensation (including benefits) which is commensurate with increases in total compensation (including benefits) received by a majority of our officers or if he has earned, but not been paid, a bonus for any period under any management incentive compensation plan adopted by us, but a majority of our officers have been paid bonuses for such period under such plan.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

10.1	Standard Industrial / Commercial Multi-Tenant Lease – Net for 18120 Central Avenue, Los Angeles, California, executed as of August 18, 2004.

10.2#	Amended and Restated Employment Agreement, dated as of November 15, 2004, between CancerVax Corporation and David F. Hale

10.3#	Form of Amended and Restated Employment Agreement, dated as of November 15, 2004, between CancerVax Corporation and its executive officers

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of CancerVax Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	CancerVax Corporation

	By:	/s/ William R. LaRue

William R. LaRue
Senior Vice President and
Chief Financial Officer
(Duly authorized Officer and Principal Financial Officer)