Form 10-Q
period 2005-06-30
CANCERVAX CORP
filed 2005-08-08
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of July 29, 2005 was 27,877,747.

CANCERVAX CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CancerVax Corporation
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,517	$40,588
Securities available-for-sale	11,954	24,485
Receivables under collaborative agreement	4,419	26,210
Other current assets	1,116	1,573

Total current assets	72,006	92,856

Property and equipment, net	26,466	15,650
Goodwill	5,381	5,381
Intangibles, net	761	625
Restricted cash	1,280	1,280
Other assets	330	368

Total assets	$106,224	$116,160

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,171	$11,354
Current portion of deferred revenue	6,510	7,595
Current portion of long-term debt	1,787	525

Total current liabilities	18,468	19,474

Deferred revenue, net of current portion	14,697	17,139
Long-term debt, net of current portion	12,983	6,355
Other liabilities	1,618	1,734

Commitments

Stockholders’ equity:
Common stock, $.00004 par value; 75,000 shares authorized; 27,878 and 27,808 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	258,450	257,582
Accumulated other comprehensive loss	(6)	(71)
Deferred compensation	(1,402)	(1,276)
Accumulated deficit	(198,585)	(184,778)

Total stockholders’ equity	58,458	71,458

Total liabilities and stockholders’ equity	$106,224	$116,160

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
License fee	$1,627	$—	$3,526	$—
Collaborative research and development	4,619	—	9,346	—

Total revenues	6,246	—	12,872	—
Operating expenses:
Research and development	10,674	9,638	20,667	19,210
General and administrative	2,950	2,709	6,225	5,429
Amortization of employee stock-based compensation	217	504	551	1,102

Total operating expenses	13,841	12,851	27,443	25,741
Interest income, net	401	97	764	156

Net loss	$(7,194)	$(12,754)	$(13,807)	$(25,585)

Basic and diluted net loss per share	$(0.26)	$(0.48)	$(0.50)	$(0.96)

Weighted average shares used to compute basic and diluted net loss per share	27,828	26,685	27,813	26,673

The allocation of employee stock-based compensation is as follows:
Research and development	$26	$146	$117	$311
General and administrative	191	358	434	791

	$217	$504	$551	$1,102

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(13,807)	$(25,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	582	1,245
Investment income from securities available-for-sale	339	78
Depreciation	1,372	1,016
Amortization of intangibles	30	110
Deferred rent	88	118
Changes in operating assets and liabilities:
Receivables under collaborative agreement	21,791	—
Other assets	469	(292)
Accounts payable and accrued liabilities	(1,387)	693
Deferred revenue	(3,526)	—

Net cash provided by (used in) operating activities	5,951	(22,617)

Cash flows from investing activities:
Purchases of property and equipment	(12,188)	(1,643)
Purchases of securities available-for-sale	(13,567)	(56,722)
Maturities of securities available-for-sale	25,822	7,505
Increase in intangibles	(165)	(86)
Decrease in restricted cash	—	1,000

Net cash used in investing activities	(98)	(49,946)

Cash flows from financing activities:
Payments on long-term debt	(506)	(4,433)
Proceeds from long-term debt	8,396	—
Proceeds from equity compensation plans, net	186	134

Net cash provided by (used in) financing activities	8,076	(4,299)

Increase (decrease) in cash and cash equivalents	13,929	(76,862)
Cash and cash equivalents at beginning of period	40,588	101,681

Cash and cash equivalents at end of period	$54,517	$24,819

See accompanying notes to condensed consolidated financial statements.

CancerVax Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.
     In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.
2. Revenue Recognition
     We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements and Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Accordingly, revenue is recognized once all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.
     Collaborative research and development revenues, representing the portion of our pre-commercialization expenses incurred under collaboration agreements that are shared with our partners, are recognized as revenue in the period in which the related expenses are incurred, assuming that collectibility is reasonably assured and the amount is reasonably estimable.
     Nonrefundable up-front license fees where we have continuing involvement in research and development and/or other performance obligations are initially deferred and recognized as revenue over the estimated period until completion of our performance obligations. We regularly review our estimates of the period over which we have an ongoing performance obligation.
     All revenues recognized to date relate to our collaboration with Serono Technologies, S.A. for the worldwide development and commercialization of Canvaxin.
3. Serono Collaboration
     In December 2004, we entered into a collaboration and license agreement with Serono for the worldwide development and commercialization of Canvaxin. We will jointly commercialize and co-promote Canvaxin in the United States, while Serono has the exclusive right to commercialize Canvaxin outside the United States. The costs to develop and commercialize Canvaxin in the United States, excluding the costs associated with the recruitment, compensation and deployment of a Canvaxin salesforce, and the operating profits from the sale of Canvaxin in the United States (as defined in the agreement), if any, will be shared equally by us and Serono. Serono is responsible for the costs of commercializing Canvaxin outside the United States and will pay us royalties on net sales of Canvaxin outside the United States, if any. We will initially supply Canvaxin for commercial sale worldwide and Serono will reimburse us for our costs to manufacture and distribute Canvaxin for sales outside the United States. Serono may later establish a second manufacturing site, primarily to manufacture Canvaxin for sales outside the United States.
     Under the agreement, we received from Serono a $12.0 million payment in December 2004 for the purchase of 1.0 million shares of our common stock and a nonrefundable up-front license fee of $25.0 million in January 2005. We initially deferred the up-front license fee from Serono and are currently recognizing it as license fee revenue on a straight-line basis over our estimated performance obligation period of approximately 3.8 years from the execution of the collaboration agreement. The estimated performance obligation period represents our estimate of the period until we receive regulatory approval and commercialization of Canvaxin in patients with Stage 3 melanoma in the United States and Serono establishes a second manufacturing site, primarily to manufacture Canvaxin outside the United States. As of June 30, 2005, $21.2 million of the up-front license fee remained included in deferred revenue.
     We will share equally with Serono certain costs to develop and commercialize Canvaxin in the United States. Collaborative research and development revenues recognized to date represent Serono’s 50% share of our Canvaxin pre-commercialization expenses under the collaboration agreement.
     We may also receive in the future up to $230.0 million of non-refundable milestone payments upon the achievement of certain development, regulatory and sales based objectives. As a result of the discontinuance of the Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma in April 2005, the aggregate amount of potential milestone payments that we will be entitled to receive was reduced from $253.0 million to $230.0 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net loss, as reported	$(7,194)	$(12,754)	$(13,807)	$(25,585)

Denominator:
Weighted average common shares outstanding	27,837	26,743	27,825	26,740
Weighted average unvested common shares subject to repurchase	(9)	(58)	(12)	(67)

Weighted average common shares used to calculate basic and diluted loss per share	27,828	26,685	27,813	26,673

Basic and diluted net loss per share	$(0.26)	$(0.48)	$(0.50)	$(0.96)

The following common stock equivalents were excluded from the calculation of actual diluted net loss per share as their effect would be antidilutive (in thousands):

	June 30,
	2005	2004
Common stock subject to repurchase	7	54
Stock options	5,914	3,209
Restricted shares	232	—
Stock warrants	86	86

	6,239	3,349

5. Stock-Based Compensation
     The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended, to stock-based employee compensation. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the related options using the accelerated method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(7,194)	$(12,754)	$(13,807)	$(25,585)
Add: Stock-based employee compensation expense included in net loss, as reported	217	504	551	1,102
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,956)	(1,708)	(3,802)	(2,865)

Pro forma net loss	$(8,933)	$(13,958)	$(17,058)	$(27,348)

Loss per share:
Basic and diluted net loss per share, as reported	$(0.26)	$(0.48)	$(0.50)	$(0.96)

Pro forma basic and diluted net loss per share	$(0.32)	$(0.52)	$(0.61)	$(1.03)

     The fair value of our employee stock options and employee stock purchase plan, or ESPP, purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	3.74%	3.28%	3.58%	2.00%
Expected life in years	3.90	0.50	4.76	0.53
Per share grant date fair value	$1.52	$1.09	$6.16	$3.94
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
6. Comprehensive Loss
     For the three and six months ended June 30, 2005 and 2004, comprehensive loss consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(7,194)	$(12,754)	$(13,807)	$(25,585)
Unrealized gain (loss) on securities available-for-sale	34	(111)	65	(133)

Total comprehensive loss	$(7,160)	$(12,865)	$(13,742)	$(25,718))

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
     Included in long-term debt at June 30, 2005 and December 31, 2004 is $125,000 and $250,000, respectively, representing the remaining amount we owe to JWCI under an installment obligation. Additionally, we paid to JWCI an aggregate of approximately $52,000 and $98,000, respectively, during the three months ended June 30, 2005 and 2004 and $100,000 and $129,000, respectively, during the six months ended June 30, 2005 and 2004 for services provided under our clinical trial services agreement with JWCI, clinical trial site payments and certain other services.
9. Guarantees
     In the ordinary course of our business, we enter into agreements with third parties, including corporate partners, contractors and clinical sites, which contain standard indemnification provisions. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. Although the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and accordingly, we have not accrued any liabilities for these agreements as of June 30, 2005.

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
     In July 2004, we in-licensed three specific active immunotherapeutic product candidates targeting the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer, including one product candidate that has been evaluated in Phase 2 clinical trials. We plan to initiate a clinical trial with SAI-EGF, the most advanced of these three new product candidates, in patients with advanced non-small-cell lung cancer in 2006, and to continue pre-clinical development of the other two product candidates. We also have a number of other product candidates in research and preclinical development, including four humanized monoclonal antibodies and several peptides that potentially target various solid tumors. We plan to initiate a Phase 1 clinical trial for one of our humanized, anti-angiogenic monoclonal antibodies in early 2006, and to identify and develop new product candidates based on our proprietary specific active immunotherapy and anti-angiogenesis technologies. Our efforts to identify, develop and commercialize these product candidates, including the three in-licensed specific active immunotherapeutic product candidates, are in a very early stage and, therefore, these efforts are subject to a high risk of failure.
     We were incorporated in Delaware in June 1998 and have incurred net losses since inception. As of June 30, 2005, our accumulated deficit was approximately $198.6 million. We expect to incur substantial and increasing losses for the next several years as we:
•	continue the development and prepare for the commercialization of our lead specific active immunotherapy product candidate, Canvaxin, in patients with Stage III melanoma, and explore the potential for clinical testing of Canvaxin in other indications;

•	scale-up and validate our manufacturing operations and improve our quality systems;

•	advance the development of our specific active immunotherapeutic product candidates that target the EGFR signaling pathway;

•	advance our preclinical anti-angiogenesis product candidates into clinical development;

•	expand our research and development programs; and

•	in-license technology and acquire or invest in businesses, products or technologies that are complementary to our own.
     We have a limited history of operations. To date, we have funded our operations primarily through sales of equity securities as well as bank financing to fund certain equipment and leasehold improvement expenditures.
     In December 2004, we entered into a collaboration and license agreement with Serono for the worldwide development and commercialization of Canvaxin. We will jointly commercialize and co-promote Canvaxin in the United States while Serono has the exclusive right to commercialize Canvaxin outside the United States. The costs to develop and commercialize Canvaxin in the United States, excluding the costs associated with the recruitment, compensation and deployment of a Canvaxin salesforce, and the operating profits from the sale of Canvaxin in the United States (as defined in the agreement), if any, will be shared equally by us and Serono. Serono is responsible for the costs of commercializing Canvaxin outside the United States and will pay us royalties on net sales of Canvaxin outside the United States, if any. We will initially supply Canvaxin for commercial sale worldwide and Serono will reimburse us for our costs to manufacture and distribute Canvaxin for sales outside the United States, if any. Serono may later establish a second manufacturing site primarily to manufacture Canvaxin for sales outside the United States. Serono may terminate the collaboration agreement for convenience upon 180 days’ prior notice.
     We manufacture Canvaxin at our biologics manufacturing facility located in the Los Angeles, California area. We have initiated an expansion of the production capacity at our biologics manufacturing facility which we anticipate completing in 2005. Total capital expenditures associated with this expansion are estimated to be approximately $19 million, of which $17.6 million has been invested through June 30, 2005. We have funded a significant portion of these capital expenditures through our $18.0 million bank credit facility. Upon completion of this expansion, we believe our biologics manufacturing facility will have sufficient capacity to satisfy anticipated commercial demand for Canvaxin for several years after the initial launch. Significant delays in the completion or validation of the expanded manufacturing facility could result in an inability to obtain regulatory approval and, if commercialized, meet commercial demand for Canvaxin. We have limited experience in manufacturing and testing biological products and may encounter problems or delays that could result in delayed development or commercialization of Canvaxin and our other product candidates as well as lost revenue.
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
Research and Development
     Our research and development expenses consist primarily of costs associated with the Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, including costs associated with the production of Canvaxin for use in this clinical trial, manufacturing process and quality systems development for Canvaxin, research and preclinical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, the development of additional indications for Canvaxin, and the development of product candidates based on our proprietary specific active immunotherapy and anti-angiogenesis technologies. We are also developing three specific active immunotherapeutic product candidates targeting the EGFR signaling pathway, including one product candidate that has been evaluated in Phase 2 clinical trials for the treatment of patients with non-small-cell lung cancer.
     From our inception through June 30, 2005, we incurred costs of approximately $122.1 million associated with the research and development of Canvaxin, representing over 91% of our total research and development expenses. Included in the costs associated with the research and development of Canvaxin are certain external costs of our Phase 3 clinical trials for Canvaxin, including payments made to clinical sites participating in the trials and payments to third parties for data collection, management and analysis services, clinical trial monitoring services and clinical sample collection and storage, all of which are recognized as research and development expenses. Under our collaboration agreement with Serono, the ongoing costs to develop Canvaxin will be shared equally by us and Serono. While difficult to predict, we estimate that we and Serono will incur an additional $105 million to $115 million in development costs, including internal costs, through 2007, when we anticipate commercializing Canvaxin. Any delays in the development and commercialization of Canvaxin, including delays in obtaining regulatory approvals, could cause a material increase in Canvaxin development costs. If Serono were to terminate the collaboration agreement prior to the commercialization of Canvaxin, we would be responsible for funding all of the development costs of Canvaxin or seek new collaboration partners for Canvaxin.
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
     In 2004, we completed the enrollment of 1,160 patients in our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma. We anticipate that the DSMB will complete its review of the planned, third interim analysis of data from this clinical trial late in the third quarter of 2005, and that, if the study continues, the final analysis of this data will occur in mid-2006. The interim and final analyses of data from this trial may only be performed after 392 patients have expired. Thus, these dates are only estimates based on our periodic analyses of the rate of patient deaths in the clinical trial, and may be delayed or accelerated if these rates change. We cannot be sure that the medical institutions that conduct the clinical testing may devote sufficient resources to this Phase 3 clinical trial. If our clinical investigators and medical institutions fail to complete the required follow-up on patients, we will be unable to complete this trial, which could prevent us from obtaining regulatory approvals for Canvaxin. In the event that we are unable to maintain our relationship with any of our clinical trial sites, or elect to terminate the participation of any of these clinical trial sites, we may experience the loss of follow-up information on patients enrolled in the Phase 3 clinical trials unless we are able to transfer the care of those patients to another clinical trial site. Any delays could significantly slow the development of Canvaxin. If our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma does not produce successful results, we will be unable to commercialize this product candidate.
     In addition to our Phase 3 clinical trial in patients with Stage III melanoma, in July 2005 we began enrolling patients in a Phase 2 clinical trial to evaluate the clinical response to Canvaxin of patients with in-transit melanoma. In-transit melanoma is an uncommon form of Stage III melanoma in which multiple metastases are visible on the surface of the skin. If successful, the study in patients with in-transit melanoma could provide additional evidence of efficacy for Canvaxin in patients with Stage III melanoma. We currently anticipate that we will complete the target enrollment of 100 patients in the Phase 2 clinical trial in patients with in-transit melanoma in late 2006.
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
Revenue Recognition
     We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements and Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Accordingly, revenue is recognized once all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.
     Collaborative research and development revenues, representing the portion of our pre-commercialization expenses incurred under collaboration agreements that are shared with our partners, are recognized as revenue in the period in which the related expenses are incurred, assuming that collectibility is reasonably assured and the amount is reasonably estimable.
     Nonrefundable up-front license fees where we have continuing involvement in research and development and/or other performance obligations are initially deferred and recognized as license fee revenue over the estimated period until completion of our performance obligations.
     Our estimates of the period over which we recognize revenue are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligations and the anticipated timing of the fulfillment of our obligations. For example, under our collaboration agreement with Serono, we are obligated to continue the development and commercialization of Canvaxin in advanced-stage melanoma and supply Canvaxin for commercial sale worldwide. Accordingly, we have deferred the up-front license fee received from Serono and are currently recognizing it as revenue on a straight-line basis over approximately 3.8 years from the execution of the collaboration agreement. Our estimate of the period until the completion of our performance obligations to Serono utilizes several assumptions, including the FDA and European regulatory authorities acceptance of a positive result in one Phase 3 clinical trial as sufficient for marketing approval, the approval of our manufacturing processes and facility by the FDA and European regulatory authorities in connection with our marketing applications and Serono establishing a second manufacturing site, primarily to manufacture Canvaxin for sales outside the United States.
     As our product candidates move through the clinical development and regulatory approval process, our estimates of the period over which we recognize revenue from nonrefundable up-front license fees and milestone payments, if any, may change. The effect of changes in our estimates of the revenue recognition period will be recognized prospectively over the remaining estimated period. We regularly review our estimates of the period over which we have ongoing performance obligations.

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
     In February 2005, we received notification from Eyetech Pharmaceuticals, Inc. regarding its decision to terminate its sublicense agreement with us, effective May 2005. As a result, we performed a recoverability test of the long-lived assets included in our Cell-Matrix asset group in accordance with SFAS No. 144. The recoverability test was based on the estimated undiscounted future cash flows expected to result from the use of the Cell-Matrix asset group, including the estimated timing and costs to complete the development of the anti-angiogenesis technology and the estimated future cash inflows from an anticipated future collaboration with a third party and product sales. Management believes such undiscounted future cash flows are sufficient to recover the carrying amount of the Cell-Matrix asset group and therefore the Cell-Matrix asset group is not considered to be impaired. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development will materialize as estimated. We cannot assure you that our future reviews of the recoverability of the Cell-Matrix asset group will not result in a material charge.
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
     Our goodwill had a carrying value of $5.4 million at June 30, 2005 and December 31, 2004 and resulted from our acquisition of Cell-Matrix, Inc. in January 2002. We have assigned the goodwill to our Cell-Matrix reporting unit. In the fourth quarter of 2004, we performed our annual goodwill impairment test for fiscal year 2004 in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. In determining the fair value of the Cell-Matrix reporting unit, we considered internal risk-adjusted cash flow projections which utilize several key assumptions, including estimated timing and costs to complete development of the anti-angiogenesis technology and estimated future cash inflows from anticipated future collaborations and projected product sales. Additionally, we reviewed the implied market capitalization of the Cell-Matrix reporting unit, based on the number of shares issued by us in the acquisition, and third party revenue projections for other products and product candidates utilizing similar technology. Our analysis of the fair value of the Cell-Matrix reporting unit assumes the timely and successful completion of development of the anti-angiogenesis technology. The major risks and uncertainties associated with the timely and successful completion of development of the anti-angiogenesis technology include the risk that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and the risk that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development will materialize as estimated. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.
Results of Operations
     Revenues. Total revenues were $6.2 million and $12.9 million for the three and six months ended June 30, 2005, respectively, compared to no revenues for the comparable periods in 2004. Revenues for the three and six months ended June 30, 2005 consisted of $1.6 million and $3.5 million, respectively, of license fee revenues and $4.6 million and $9.4 million, respectively, of collaborative research and development revenues from our collaboration agreement with Serono. License fee revenues represent the portion of the $25.0 million up-front license fee received from Serono in January 2005 recognized as revenue. Collaborative research and development revenues represent Serono’s 50% share of our Canvaxin pre-commercialization expenses under the agreement.
     Research and Development Expenses. Research and development expenses were $10.7 million and $20.7 million for the three and six months ended June 30, 2005, respectively, compared to $9.6 million and $19.2 million for the comparable periods in 2004. The increase in research and development expenses for the three and six months ended June 30, 2005 reflected additional investment in personnel, primarily in the quality and research and development departments, increased production of Canvaxin for use in our Phase 3 clinical trial, manufacturing process validation expenses associated with the expansion of the production capacity of our biologics manufacturing facility, facilities expenses associated with our warehouse and laboratory facility leased in August 2004 and our 50% share of Canvaxin pre-commercialization expenses incurred by Serono under the collaboration agreement. The increase in research and development expenses was offset by decreased clinical trial expenses due to the discontinuation of the Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma in April 2005 and the completion of patient enrollment in our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma in the second half of 2004. Included in research and development expenses for the six months ended June 30, 2004 were one-time payments totaling $0.8 million made under our sublicense agreement with SemaCo, Inc.
     Non-cash employee stock-based compensation of $26,000 and $0.1 million for the three and six months ended June 30, 2005, respectively, compared to $0.1 million and $0.3 million for the comparable periods in 2004 was excluded from research and development expenses and reported under a separate caption.
     General and Administrative Expenses. General and administrative expenses were $2.9 million and $6.2 million for the three and six months ended June 30, 2005, respectively, compared to $2.7 million and $5.4 million for comparable periods in 2004. The increase in general and administrative expenses for the three and six months ended June 30, 2005 was primarily due to increased personnel expenses, increased expenses associated with marketing activities and our 50% share of Canvaxin pre-commercialization expenses incurred by Serono under the collaboration agreement.
     Non-cash employee stock-based compensation of $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively, compared to $0.4 million and $0.8 million for the comparable periods in 2004, was excluded from general and administrative expenses and reported under a separate caption.
     Amortization of Employee Stock-based Compensation. Employee stock-based compensation results from stock options granted to our employees and directors prior to our initial public offering with exercise prices that were deemed to be below the estimated fair value of the underlying common stock on the option grant date as well as shares of restricted stock granted to management in 2005. We recorded the spread between the exercise price of the stock option or purchase price of the restricted stock and the fair value of the underlying common stock as deferred employee stock-based compensation. We amortize the deferred employee stock-based compensation as a non-cash charge to operations on an accelerated basis over the vesting period of the related options or restricted stock. Amortization of deferred employee stock-based compensation was $0.2 million and $0.6 million for the three and six months ended June 30, 2005, respectively, compared to $0.5 million and $1.1 million for the comparable periods in 2004.
     Interest Income, Net. Interest income, net was $0.4 million and $0.8 million for the three and six months ended June 30, 2005, respectively, compared to $0.1 million and $0.2 million for the comparable periods in 2004. The increase was primarily attributable to an increase in interest income due to higher rates of interest on invested balances in 2005.
Liquidity and Capital Resources
     As of June 30, 2005, we had $66.5 million in cash, cash equivalents and securities available-for-sale as compared to $65.1 million as of December 31, 2004. This increase was primarily due to payments aggregating $30.8 million received from Serono under the collaboration agreement and $8.4 million of proceeds from long-term debt, offset by the use of cash to fund ongoing operations and

$12.2 million of purchases of property and equipment.
     Net cash provided by operating activities was $6.0 million during the six months ended June 30, 2005, compared with net cash used in operating activities of $22.6 million during the six months ended June 30, 2004. The increase in cash flows from operating activities was primarily due to payments received from Serono under the collaboration agreement, including the $25.0 million up-front license fee received in January 2005.
     Net cash used in investing activities was $0.1 million during the six months ended June 30, 2005, compared with $49.9 million during the six months ended June 30, 2004. Significant components of cash flows from investing activities for the six months ended June 30, 2005 included a $12.3 million net decrease in our securities available-for-sale portfolio and $12.2 million of purchases of property and equipment. Significant components of cash flows from investing activities for the six months ended June 30, 2004 included a $49.2 million net increase in our securities available-for-sale portfolio, a $1.0 million decrease in restricted cash and $1.6 million of purchases of property and equipment.
     Net cash provided by financing activities was $8.1 million during the six months ended June 30, 2005, compared with net cash used in financing activities of $4.3 million during the six months ended June 30, 2004. Cash flows from financing activities for the six months ended June 30, 2005 primarily consisted of proceeds from borrowings on our $18.0 million bank credit facility. Cash flows from financing activities for the six months ended June 30, 2004 primarily consisted of payments on long-term debt, including the full repayment in January 2004 of the notes payable that were assumed in our January 2002 acquisition of Cell-Matrix.
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
     In December 2004, we entered into an $18.0 million loan and security agreement with a financial institution. We may draw on the credit facility at any time prior to December 31, 2005 and all borrowings under the credit facility must be paid in full by December 31, 2009. Borrowings under the credit facility will initially bear interest at either a fixed or variable rate at our option. The fixed interest rate is equal to the greater of the 4-year U.S. Treasury note rate plus 2.86% or 6.00%. The variable interest rate is equal to the greater of the bank’s prime rate or 4.75%. However, we have the option to fix the interest rate on any variable rate borrowings at a rate equal to the greater of the bank’s prime rate plus 1.25% or 6.00% prior to December 31, 2005. At our option, we may make interest-only payments on variable rate borrowings until January 31, 2006, at which time principal and interest payments are due in 48 equal monthly installments. Fixed rate borrowings are payable in 48 equal monthly installments of principal and interest from the date of the borrowing. We have granted the bank a first priority security interest in substantially all of our assets, excluding our intellectual property. In addition to various customary affirmative and negative covenants, the loan and security agreement requires us to maintain, as of the last day of each calendar quarter, aggregate cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the then-outstanding borrowings under the credit facility. We were in compliance with our debt covenants as of June 30, 2005.
     As of June 30, 2005, we have borrowed $14.6 million under this credit facility, of which $1.3 million was used to repay the remaining unpaid borrowings under a credit facility secured in 2002. The remaining $13.3 million, as well as future borrowings under the credit facility, will primarily be used to finance certain capital expenditures associated with the expansion of our biologics manufacturing facility. The existing borrowings under this credit facility as of June 30, 2005 bear interest at the greater of the bank’s prime rate or 4.75% (6.25% at June 30, 2005) with interest-only payments due through December 31, 2005. In July 2005, we borrowed the remaining $3.4 million available under this credit facility.
     In 2004, we initiated an expansion of the production capacity of our biologics manufacturing facility located in the Los Angeles, California area, which we anticipate completing in 2005. Total capital expenditures associated with this expansion are estimated to be approximately $19 million, of which $17.6 million has been invested through June 30, 2005. We will fund a significant portion of these capital expenditures through our $18.0 million bank credit facility. Of the capital expenditures invested in the expansion through June 30, 2005, $12.8 million have been funded through this credit facility.
     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. Through June 30, 2005, we have received aggregate net proceeds of approximately $208.6 million from the sale of equity securities. In addition, through June 30, 2005, we have borrowed an aggregate of approximately $23.9 million under certain credit facilities primarily to finance the purchase of equipment and leasehold improvements. Our remaining obligation under these credit facilities was $14.6 million as of June 30, 2005, the substantial majority of which represent borrowings under our $18.0 million bank credit.
     We expect that operating losses and negative cash flows from operations will continue at least until the commercialization of Canvaxin which is anticipated to occur in 2007. We believe that our existing cash, cash equivalents and securities available-for-sale as of June 30, 2005, pre-commercialization cost-sharing payments received from Serono and the $3.4 million borrowed under our $18.0 million bank credit facility in July 2005 will be sufficient to meet our projected operating requirements until June 30, 2006.
     We will need to raise additional funds to meet future working capital and capital expenditure needs. We have filed an S-3 shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We may also raise additional funds through additional debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock under our S-3 shelf registration statement or otherwise, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.

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
     We have expended significant time, money and effort in the development of our lead product candidate, Canvaxin, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell Canvaxin, we will need to demonstrate in at least one Phase 3 clinical trial that the product candidate is safe and effective and will also need to obtain necessary approvals from the FDA and similar foreign regulatory agencies. In April 2005, we discontinued our Phase 3 clinical trial of Canvaxin in Stage IV melanoma based upon the recommendation of the independent DSMB responsible for oversight of this clinical trial. The DSMB concluded, based on its planned, second, interim analysis of the data from this study, that the data were unlikely to provide significant evidence of a survival benefit for Canvaxin-treated patients with Stage IV melanoma versus those receiving placebo. If the independent DSMB responsible for oversight of our Phase 3 clinical trial in patients with Stage III melanoma determines that this clinical trial should be discontinued at the third interim analysis because the data are unlikely to provide significant evidence of a survival benefit, or if Canvaxin is not shown to be safe and effective and we do not obtain approval from regulatory authorities to market this product candidate, our business, financial condition and results of operations will be materially and adversely affected and we could be unable to obtain sufficient additional financing to complete the development of our other product candidates.
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
     In addition to the ongoing Phase 3 clinical trial in patients with Stage III melanoma, in July 2005, we began enrolling patients in a Phase 2 clinical trial to evaluate the clinical response to Canvaxin of patients with in-transit melanoma. In-transit melanoma is an uncommon form of Stage III melanoma in which multiple metastases are visible on the surface of the skin. We currently anticipate that we will complete the target enrollment of 100 patients in the Phase 2 clinical trial in patients with in-transit melanoma in late 2006.
     In addition, manufacturers of biological products, including specific active immunotherapies, must comply with the FDA’s current good manufacturing practice, or CGMP, regulations, and similar regulations of foreign regulatory authorities in jurisdictions where we may seek to market our products. These regulations, which apply to our biologics manufacturing and warehouse facilities, include quality control, quality assurance and the maintenance of records and documentation. Our manufacturing facility also is subject to the licensing requirements of the California Department of Health Services and may be inspected by the FDA, foreign regulatory authorities and the California Department of Health Services at any time. We and our present or future suppliers may be unable to comply with the applicable CGMP regulations and with other FDA, state and foreign regulatory requirements. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the FDA and foreign regulatory authorities would disrupt our manufacturing processes and would delay our clinical trials and the eventual commercialization of our product candidates. Our suppliers include CIMAB, which will supply our newly licensed specific active immunotherapeutic product candidates that target the EGFR signaling pathway for Phase 1 and Phase 2 clinical trials, and for Phase 3 clinical trials and commercialization in countries in our territory other than the United States, Canada and Mexico.
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
     Our collaboration agreement with Serono allows us to share equally the ongoing development costs related to Canvaxin with Serono. However, in order to receive regulatory approval for this product candidate, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, can take many years and has an uncertain outcome. While difficult to predict, we estimate that we and our collaboration partner, Serono, will incur an additional $105 million to $115 million in development costs through 2007, when we anticipate commercializing Canvaxin. Failure can occur at any phase of clinical testing.

     While Canvaxin is currently being evaluated in a Phase 3 clinical trial in patients with Stage III melanoma, and we commenced enrollment of patients in a Phase 2 clinical trial of Canvaxin in patients with in-transit melanoma, these trials may not produce positive results and may, under some circumstances, be terminated early.
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
     We anticipate that the independent DSMB will complete its review of the planned, third interim analysis of data from our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma late in the third quarter of 2005, and that, if the study continues, the final analysis of this data will occur in mid-2006. The interim analyses of data from our Phase 3 clinical trial in patients with Stage III melanoma may only be performed after 392 patients have expired. Thus, these dates are only estimates based on our periodic analyses of the rate of patient deaths in the clinical trial, and may be delayed or accelerated if these rates change.
     It is possible that in connection with the interim analyses, the independent DSMB may determine that there are safety risks associated with Canvaxin, that the data from the trials have been shown to meet the pre-established efficacy endpoint and continuing the trial would not be in the best interests of the patients who are receiving the placebo as opposed to the active agent or, as occurred with our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma, that treatment with the active agent is not likely to provide evidence of a survival benefit and, as a result, the study should be discontinued. The DSMB may also recommend the discontinuation of the trials for safety reasons at any other time.
     We have encountered regulatory delays in our clinical trials in the past and we may encounter significant delays or discontinue our clinical trials in the future.
     We or regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials. In April 2002, the FDA placed our two Phase 3 clinical trials of Canvaxin in Stage III and Stage IV melanoma on partial clinical hold. The FDA’s action with respect to our Phase 3 clinical trials was consistent with clinical holds placed on immunotherapy products being developed by other companies, and with requests for additional information sent to us and all other holders of IND applications for products involving somatic cell or gene therapies. The partial clinical hold was the result of questions regarding the production, testing and characterization of Canvaxin. During the partial clinical hold, we were allowed to continue treating patients who were already enrolled in our Phase 3 clinical trials but were not allowed to enroll new patients. The FDA removed the partial clinical hold in April 2003 and we resumed enrolling patients in the Phase 3 clinical trials. Our clinical trials of Canvaxin and our other product candidates may be subject to additional clinical holds imposed by the FDA or other regulatory authorities in the future.
     We may also encounter difficulties related to the clinical trials of the specific active immunotherapeutic product candidates that target the EGFR signaling pathway that we have licensed from CIMAB. The United States government has maintained an embargo against Cuba for more than 40 years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out the licensing agreements with CIMAB we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of the three specific active immunotherapeutic product candidates that target the EGFR signaling pathway. In the absence of such a license from OFAC, the execution of and our performance under the agreement with CIMAB would expose us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in U.S. or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. government will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. There can be no guarantee that our OFAC license may not be revoked or amended in the future, or that either the U.S. or Cuban governments may not restrict our ability to carry out all or part of our licensing agreements with CIMAB. Similarly, any such actions may restrict CIMAB’s ability to carry out all or part of its licensing agreements with us. In addition, we cannot be sure that the FDA or other regulatory authorities will accept data from the clinical trials of these products that were conducted in Cuba as the basis for our applications to conduct additional clinical trials, or as part of our application to seek marketing authorizations for such products.
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
     Of the approximately 2,600 patients who have been administered Canvaxin in Phase 1 and Phase 2 clinical trials, fewer than 50 of those patients received Canvaxin at locations other than JWCI and UCLA. As of April 1, 2005, Dr. Morton beneficially owned approximately 18.6% of our common stock. In addition, pursuant to a cross-license agreement with JWCI, in August 2000 we issued JWCI 284,090 shares of common stock, which represented approximately 4.8% of our common stock at the time of issuance. Moreover, Dr. Morton and JWCI received significant funding from the National Institutes of Health to support the early clinical trials of Canvaxin and this funding was a significant source of revenue for JWCI. We are obligated to pay JWCI 50% of the initial net royalties we receive from any sublicensees from sales of Canvaxin, if any, up to $3.5 million. Subsequently, we are obligated to pay JWCI a 1% royalty on net sales, if any, of Canvaxin to third parties by us, our sublicensees and affiliates. Based on the positive results of the Phase 1 and Phase 2 clinical trials conducted by Dr. Morton and other investigators at JWCI and UCLA, two international Phase 3 clinical trials of Canvaxin for the treatment of patients with Stage III and Stage IV melanoma were undertaken. In April 2005, we discontinued our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma based upon the recommendation of the independent DSMB, which concluded that the data were unlikely to provide significant evidence of a survival benefit for Canvaxin-treated patients with Stage IV melanoma versus those receiving placebo. If it is determined that the results of these Phase 1 and Phase 2 clinical trials are affected by a bias or conflict of interest and we fail to obtain satisfactory results from our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, our development of Canvaxin would be significantly delayed or may be terminated.
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
     In July 2005, we commenced enrollment in our Phase 2 clinical trial in patients with in-transit melanoma, and we currently anticipate that we will complete the target enrollment of 100 patients in late 2006. We cannot be sure that we will be able to enroll an adequate number of patients to complete this Phase 2 clinical trial. In addition, we may not be able to control the amount and timing of resources that the medical institutions that conduct the clinical testing may devote to this clinical trial. If our clinical investigators and medical institutions fail to enroll a sufficient number of patients in our Phase 2 clinical trial in patients with in-transit melanoma, or fail to complete the required follow-up on enrolled patients, we will be unable to complete this trial.
     We contract with Synteract, Inc. to perform data collection, data management and data analysis for our Phase 3 clinical trial in patients with Stage III melanoma as well as for specified Phase 1 and Phase 2 clinical trials, including our Phase 2 clinical trial in patients with in-transit melanoma. Our agreement with Synteract for the Phase 3 clinical trial requires Synteract to provide these services to us through December 31, 2007. However, this agreement is subject to early termination by either party without cause upon 90 days’ notice to the other party. This agreement may also be terminated by either party for material breach upon 30 days’ notice to the other party. In the event that we are unable to maintain our relationship with Synteract, and are required to transfer the data collection, data management and data analysis functions for our clinical trials to another suitable third party, we may experience significant additional expenditures and substantial delays in the completion of our clinical trials. We may not be able to maintain our agreement with Synteract or any of our relationships with other third parties, or establish new ones without undue delays or excessive expenditures.
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
     We previously modified our manufacturing process for Canvaxin and switched from a small volume flask process to a larger scale flask process in an effort to improve our manufacturing process and scale-up our manufacturing capability to produce larger quantities. We introduced Canvaxin that was manufactured using this new process into our two Phase 3 clinical trials for Stage III and Stage IV melanoma in 2003. In 2004, we initiated an expansion of our manufacturing facility for Canvaxin, which we anticipate completing in 2005. In order to increase our ability to meet anticipated demand in the event that we receive regulatory approval to market Canvaxin, we have sought and obtained guidance from the FDA and European regulatory authorities on plans to change from irradiating Canvaxin in our facility using a small-scale irradiator to having a third party irradiate the product using a commercial-scale irradiator, and our plans to change the container in which Canvaxin is stored for shipment to end users from a plastic vial to a conventional glass ampoule. If implemented, these changes would require us to successfully complete significant development and validation programs, and establish the comparability of the product following the introduction of any such changes. Significant delays in the completion or validation of the expanded manufacturing facility, in the change to and validation of the commercial irradiator, or in the change to and validation of the process for manufacturing Canvaxin using the glass ampoule container, could result in an inability to meet the demand for Canvaxin upon our receipt of the necessary regulatory approvals and commercialization of this product candidate.
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
     Under the licensing agreements for our specific active immunotherapeutic product candidates that target the EGFR signaling pathway, CIMAB has the right and obligation, subject to specified terms and conditions, to supply the quantities of these product candidates that we or our sublicensees may require for Phase 1 or Phase 2 clinical trials throughout our territory, and for Phase 3 clinical trials and commercial sales in countries within our territory other than the U.S., Canada and Mexico. There can be no assurance that CIMAB will be able to develop adequate manufacturing capabilities to supply the product needed for our clinical trials or commercial-scale quantities. Production of these product candidates may require raw materials for which the sources and amounts are limited. Any inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of these product candidates. In addition, prior to the initiation of Phase 3 clinical trials in the U.S., we will need to transfer the manufacturing and quality assurance processes for these product candidates to a facility outside of Cuba. Our ability to transfer information to CIMAB that might be beneficial in scaling-up such manufacturing processes is significantly limited due to U.S. government restrictions. Difficulties or delays in the transfer of the manufacturing and quality processes related to these product candidates could cause significant delays in the initiation of the Phase 3 clinical trials and in the establishment of our own commercial-scale manufacturing capabilities for these products.
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
     We may not identify, develop or commercialize any additional new product candidates from our proprietary specific active immunotherapy, anti-angiogenesis or other technologies. Our ability to successfully develop any of these product candidates depends on our ability to demonstrate safety and efficacy in humans through extensive preclinical testing and clinical trials and to obtain regulatory approval from the FDA and other regulatory authorities. Our development programs for our product candidates will also depend upon our ability to fund our research and development operations.

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
     Specifically, we face competition from a number of companies working in the fields of specific active immunotherapy for the treatment of solid tumors including melanoma, anti-angiogenesis, signal transduction through the EGF receptor pathway. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. Some of these products use therapeutic approaches that may compete directly with our product candidates, and the companies developing these competing technologies may have significantly greater resources that we do, and may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do for ours.

     We are aware of a number of competitive products currently available in the marketplace or under development for the prevention and treatment of the diseases we have targeted for product development. Products marketed in the United States and elsewhere for melanoma include Chiron Corporation’s Proleukin® (IL-2), Schering-Plough Corporation’s IntronA(R) (interferon alpha) and Bayer AG’s chemotherapeutic agent dacarbazine. In addition, a modified form of Intron(A), which is called pegylated Intron(A) and which remains in the body longer than the non-modified form, is being tested in Phase 3 clinical trials in Europe for the treatment of patients with Stage III melanoma. Despite the side effects associated with these chemotherapy and biotherapy products, these products are currently being used in the treatment of patients with advanced-stage melanoma. A number of other potential competitors are developing immunotherapeutics and other approaches for the treatment of advanced-stage melanoma, including Progenics Pharmaceuticals, Inc.’s GMK™, Antigenics, Inc.’s Oncophage®, and Medarex, Inc.’s MDX-010, an antibody directed against the CTLA-4 molecule on T-cells that is being tested in combination with Medarex’s MDX-1379, a gp100 peptide melanoma vaccine, all of which are in Phase 3 clinical trials. Vical, Inc.’s Allovectin-7® was studied in a recently-completed Phase 2 clinical trial, and Vical is designing a Phase 3 clinical trial with high-dose Allovectin-7® for certain patients with metastatic melanoma. Oncophage(R) and MDX-010 are being studied in patients with metastatic melanoma, but the clinical trials of these drugs do not require that patients undergo surgical resection to remove all clinically detectable disease prior to the initiation of their treatment. This is in contrast to patients who are being studied in Canvaxin’s Phase 3 clinical trial in Stage III melanoma, who have their primary tumors and all clinically detectable metastases resected prior to receiving Canvaxin. In March 2004, Celgene Corporation announced that it was discontinuing its Phase 3 clinical trial studying Revlimid® as a monotherapy for the treatment of patients with melanoma, but that it plans to conduct clinical trials for Revlimid® in combination with other treatments for melanoma. In May 2004, Genta, Inc., announced that the FDA’s oncologic drug advisory committee determined that the clinical trial results provided to it by Genta did not provide enough evidence of effectiveness to outweigh the increased toxicity of administering the drug in combination with dacarbazine for the treatment of patients with advanced malignant melanoma. In September 2004, Maxim Pharmaceutical, Inc. announced that its Phase 3 clinical trial of Ceplene™ for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate improvement in overall patient survival. If we receive approval to market and sell Canvaxin, we may compete with certain of these companies and their products as well as other product candidates in varying stages of development. In addition, researchers are continually learning more about the treatment of melanoma and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, Canvaxin, or any other product candidates that we may develop, may be rendered obsolete and noncompetitive.
     Several products that target the EGF receptor signaling pathway in the treatment of cancer have recently been approved by the FDA or are in the late phases of clinical development. The approved products are AstraZeneca Pharmaceutical LP’s Iressa™(gefitinib), an EGF receptor-targeted tyrosine kinase inhibitor for refractory Stage IV NSCLC, ImClone Systems, Inc.’s Erbitux™(cetuximab), an EGF receptor monoclonal antibody for Stage IV refractory colorectal cancer, and Genentech, Inc. and OSI Pharmaceuticals, Inc.’s EGF receptor-targeted tyrosine kinase inhibitor, Tarceva™ (erlotinib HCl), for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Subsequent to its approval for the treatment of NSCLC in the U.S., a phase IV clinical study of Iressa™ failed to demonstrate a survival benefit. As a result, AstraZeneca withdrew its request for approval of this product in the European Union, and suspended its promotion of Iressa™ in the U.S. Two other products that are currently being evaluated in Phase 3 clinical trials are GlaxoSmithKline’s lapatinib (GW572016), a tyrosine kinase dual inhibitor of EGF receptor and HER-2, which is being studied in patients with advanced metastatic breast cancer whose disease progressed on Herceptin® (trastuzumab) therapy, and Abgenix, Inc. and Amgen, Inc.’s panitumumab (ABX-EGF), a fully human monoclonal antibody targeting the EGF receptor, which is being studied in patients with advanced colorectal and renal cell cancer. Several other monoclonal antibodies and tyrosine kinase inhibitors targeting the EGF receptor signaling pathway are in the early stages of development. If we receive approval to market and sell any of our product candidates that target the EGF receptor signaling pathway, we may compete with certain of these companies and their products as well as other product candidates in varying stages of development. In addition, researchers are continually learning more about the treatment of NSCLC and other forms of cancer, and new discoveries may lead to new technologies for treatment.
     We also face competition from a number of companies working in the fields of anti-angiogenesis and specific active immunotherapy for the treatment of other solid tumors. We expect that competition among such products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. As a result, any product candidates that we may develop may be rendered obsolete and noncompetitive.
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
     We will need to expand and effectively manage our organization, operations and facilities in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 22 as of December 31, 2000 to 183 as of June 30, 2005, and we expect the number of employees to continue to grow to meet our strategic objectives. If we continue to grow, it is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     We have incurred $164.2 million in net losses from our inception through June 30, 2005. We expect to increase our operating expenses over the next several years as we prepare for the potential commercialization of Canvaxin if this product candidate is approved by regulatory authorities, advance our other product candidates into clinical trials, expand our research and development activities, acquire or license new technologies and product candidates and scale-up our manufacturing and quality operations. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
     Our operating and financial flexibility, including our ability to borrow money, is limited by certain debt arrangements.
     In December 2004, we entered into a loan and security agreement with a financing institution under which we may borrow an aggregate of $18.0 million. As of July 2005, we have borrowed the full $18.0 million available under this credit facility. In general, our loan agreement requires us to use the proceeds from the loan for office equipment, laboratory equipment, furnishings, leasehold improvements, freight, taxes, intangible property and limited use property. We intend to use the proceeds from the loan agreement primarily to construct and equip an additional production suite in our existing manufacturing facility, and to create additional warehouse and laboratory space to support the manufacture of Canvaxin. We have granted the bank a first priority security interest in substantially all of our assets, excluding our intellectual property, to secure our obligations under the loan agreement.
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
     In addition, under this loan agreement, we are generally obligated to maintain, as of the last day of each quarter, cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the aggregate outstanding principal amount of the obligations under such agreement.
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
     We believe that our existing cash, cash equivalents, and securities available-for-sale as of June 30, 2005, pre-commercialization cost-sharing payments from Serono and the $3.4 million borrowed under our $18.0 million bank credit facility in July 2005 will be sufficient to meet our projected operating requirements until June 30, 2006. We intend to raise additional funds to meet our working capital and capital expenditure needs. We have filed an S-3 shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We may also raise additional funds through additional debt financing or through additional strategic collaboration agreements. In addition, we will need to raise additional capital in order to expand the clinical trials for Canvaxin, initiate clinical trials with our specific active immunotherapeutic product candidates that target the EGFR signaling pathway and with our lead humanized, anti-angiogenic monoclonal antibody and expand our research and development activities. Our ability to scale-up our manufacturing and quality operations and respond to competitive pressures could be significantly limited if we are unable to obtain the necessary capital. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the completion of clinical testing for Canvaxin in Stage III and in-transit melanoma, potential clinical testing of Canvaxin in other indications, and the initiation of clinical trials for our specific active immunotherapeutic product candidates that target the EGFR signaling pathway and for our lead humanized, anti-angiogenic monoclonal antibody;

•	our ability to maintain our collaboration agreement with Serono;

•	progress in preclinical development of our other product candidates;

•	the time and costs involved in obtaining and maintaining regulatory approvals for Canvaxin and our other product candidates;

•	progress in, and the costs of, our research and development programs;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs of expanding our manufacturing capabilities;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of technologies and product candidates; and

•	competing technological and market developments.
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
     We hold exclusive rights through two agreements with CIMAB to develop and commercialize within a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, SAI-EGF, a specific active immunotherapeutic product candidate being evaluated in Phase 2 clinical trials that targets the EGF receptor signaling pathway for the treatment of cancer. In addition, we obtained from CIMAB and YM BioSciences the exclusive rights to develop and commercialize, within the same territory, SAI-TGF-á, which targets transforming growth factor-alpha, and SAI-EGFR-ECD, which targets the extracellular domain of the EGF receptor, both of which are in preclinical development. In exchange for these rights, we will pay to CIMAB and YM BioSciences technology access fees and transfer fees totaling $5.7 million, to be paid over the first three years of the agreement. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, as well as royalties on future sales of commercial products, if any. Each agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under each respective agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreements. CIMAB may terminate one or both of the agreements if we have not used reasonable commercial efforts to file an IND submission to the FDA for the leading product candidate by July 12, 2006, or if the first regulatory approval for marketing this product candidate within our territory is not obtained by July 12, 2016, provided that CIMAB has timely complied with all of its obligations under the agreements, or if CIMAB does not receive timely payment of the initial access fees and technology transfer fees under the agreements. In addition, if CIMAB does not receive payments under the agreements due to changes in U.S. law, actions by the U.S. government or by order of any U.S. court for a period of more than one year, CIMAB may terminate our rights to the licensed product candidates in countries within our territory other than the U.S. and Canada. We may terminate the agreements for any reason following 180 days written notice to CIMAB.
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
     In May 2005, we notifed SemaCo, Inc. of our decision to terminate our Sublicense Agreement related to SemaCo’s T-oligonucleotide technology. The termination was based on our decision to use our available financial resources to focus on product candidates that are in the later stages of development following the discontinuation of our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma. Under our agreement with SemaCo, we had obtained an exclusive, worldwide sublicense to develop and commercialize T-oligonucleotides for the potential treatment or prevention of cancer. Effective as of July 21, 2005, our sublicense with SemaCo was terminated, and all rights to the licensed technology reverted to SemaCo. We did not incur any early termination penalties or significant additional expenses as a result of the termination of this Agreement.

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
     We cannot be certain that additional patents will be issued on our Canvaxin product candidates and technology, our specific active immunotherapeutic product candidates that target the EGF receptor signaling pathways or that any patents will be issued on our anti-angiogenesis product candidates, as a result of pending applications filed to date. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:
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
     The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including results of our clinical trials for Canvaxin, for our specific active immunotherapeutic product candidates targeting the EGFR signaling pathway, and for our lead humanized, anti-angiogenic monoclonal antibody;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	announcements of the results of clinical trials by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting Serono or our collaboration agreement with Serono;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of CancerVax or our stock price by the financial and scientific press and online investor communities such as chat rooms.
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
     Borrowings under our $18.0 million bank credit facility will initially bear interest at either a fixed or variable rate at our election. The fixed interest rate is equal to the greater of the 4-year U.S. Treasury note rate plus 2.86% or 6.00%. The variable interest rate is equal to the greater of the bank’s prime rate or 4.75%. However, we have the option to fix the interest rate on any variable rate borrowings at a rate equal to the greater of the bank’s prime rate plus 1.25% or 6.00% prior to December 31, 2005. Our remaining debt bears interest at fixed rates. Therefore, we do not have significant market risk exposure with respect to our debt obligations.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
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
     As of June 30, 2005, we have used all of the net proceeds from the public offering, primarily to continue the development and prepare for the commercialization of our specific active immunotherapeutic product candidate, Canvaxin, including scale-up of our manufacturing operations and quality systems, advance the development of our other product candidates and fund other working capital and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.
     On June 14, 2005, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:
(1)	The election of Ivor Royston, M.D., Robert E. Kiss, CFA, and Phillip M. Schneider to the Board of Directors to serve for a three-year term to expire at the 2008 Annual Meeting of Stockholders.

(2)	The selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2005.
     The following directors received the number of votes set opposite their respective names:

		Votes Against
	For Election	or Withheld
Ivor Royston, M.D.	22,735,480	62,484
Robert E. Kiss, CFA	22,778,140	19,824
Phillip M. Schneider	22,775,790	22,174
     The proposal to select Ernst & Young LLP as our independent public accountants received 22,784,482 affirmative votes (for the selection), 9,972 negative votes (against the selection), and 3,509 votes abstained. This proposal received 5,018,614 broker non-votes.
     David F. Hale, Donald L. Morton, M.D., Cam L. Garner and Michael G. Carter, M.B., Ch.B., F.R.C.P., continued in office as members of the Board of Directors, with their terms expiring at the 2006 Annual Meeting of Stockholders. James Clayburn LaForce, Jr., Ph.D., Barclay A. Phillips, and Gail S. Schoettler, Ph.D., also continued in office as members of the Board of Directors, with their terms expiring at the 2007 Annual Meeting of Stockholders.
     Mr. Garner subsequently resigned from our Board of Directors and Audit Committee, effective July 20, 2005.
Item 5. Other Information.
     On June 14, 2005, our Board of Directors modified the terms of Mr. Garner’s outstanding, unvested stock options to allow for immediate vesting of the unvested stock options upon Mr. Garner’s resignation from the Board of Directors and Audit Committee. Accordingly, upon Mr. Garner’s resignation, effective July 20, 2005, options to purchase 12,008 shares of our common stock, which were held by Mr. Garner, became immediately vested and exercisable.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

10.1#	Form of Employment Agreement between CancerVax Corporation and its executive officers

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of CancerVax Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005
CancerVax Corporation

	By:	/s/ William R. LaRue

William R. LaRue
Senior Vice President and
Chief Financial Officer
(Duly authorized Officer and Principal Financial Officer)