Form 10-K
period 2005-12-31
CANCERVAX CORP
filed 2006-03-16
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐         No ☑
     Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $52.7 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market.
     The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of February 9, 2006 was 27,933,069.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2005 are incorporated by reference into Part III of this report.

CANCERVAX CORPORATION
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2005

PART I
Forward-Looking Statements
      Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approvals, producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in product recalls or product liability claims; the scope and validity of patent protection for our products; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed below under the caption “Risk Factors.”
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
      On January 6, 2006, we entered into an Agreement and Plan of Merger and Reorganization with Micromet AG, or Micromet, a privately-held German company, that contains the terms and conditions of our proposed merger with that company. The merger agreement provides that our wholly-owned subsidiary, Carlsbad Acquisition Corporation, will merge with and into Micromet, Inc., or Micromet Parent, a newly created parent corporation of Micromet. Micromet Parent will become a wholly-owned subsidiary of ours and will be the surviving corporation of the merger. Pursuant to the terms of the merger agreement, we will issue Micromet stockholders shares of our common stock and will assume all of the stock options, stock warrants and restricted stock of Micromet outstanding as of the merger closing date, such that the Micromet stockholders, option holders, warrant holders and note holders will own approximately 67.5% of the combined company on a fully-diluted basis and our stockholders, option holders and warrant holders will own approximately 32.5% of the combined company on a fully-diluted basis. The merger is subject to customary closing conditions, including approval by our stockholders. We anticipate the merger will be completed in the second quarter of 2006. We filed with the U.S. Securities and Exchange Commission on

February 13, 2006 a registration statement on Form S-4 that will be amended and includes a preliminary proxy statement/ prospectus and other relevant documents in connection with the proposed merger.
      On October 3, 2005, we and Serono Technologies, S.A., announced the discontinuation of the Phase 3 clinical trial of our leading product candidate, Canvaxin, in patients with Stage III melanoma, based on the recommendation of the independent Data and Safety Monitoring Board, or DSMB. The DSMB concluded, based on its planned, third interim analysis of the data from this trial, that the data were unlikely to provide significant evidence of a survival benefit for Canvaxin-treated patients versus those who received placebo. In April 2005, we announced the discontinuation of our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma based upon a similar recommendation of the independent DSMB. There were no significant safety issues identified with either of the Phase 3 clinical trials of Canvaxin, and the recommendations to close the trials were not made because of any potential safety concerns.
      In October 2005, we announced that our board of directors had approved a restructuring plan designed to realign resources in light of the decision to discontinue our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, as well as all further development of Canvaxin and manufacturing activities at our Canvaxin manufacturing facilities. Under the restructuring plan, in 2005 we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. We are actively seeking to sublease all three of our principal facilities. In 2005, we recorded a non-recurring charge associated with our restructuring activities of $4.9 million. This non-recurring restructuring charge includes $3.5 million of employee severance costs, the substantial majority of which were cash expenditures that were paid in the fourth quarter of 2005, and $1.4 million of leased facility exit costs, representing the estimated future costs to be incurred under the operating leases for our biologics manufacturing facility and our warehouse facility, net of estimated sublease rentals. In 2005, we also recorded a non-recurring charge for contract termination costs of $0.2 million, which is included in research and development expenses. In connection with our restructuring activities, we also recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million in 2005 to write-down the carrying value of certain of our long-lived assets to their estimated fair value.
      In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet. In connection with this workforce reduction, in 2006 we anticipate incurring approximately $3.0 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters and research and development facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although our remaining obligations under the operating lease for our corporate headquarters and research and development facility aggregated $11.2 million as of December 31, 2005. We may also incur additional contract termination and other restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.
      We have other product candidates in research and preclinical development, including four anti-angiogenic monoclonal antibodies and several peptides that may be useful for the treatment of patients with various solid tumors. In February 2006, we filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration to initiate a Phase 1 clinical trial for D93, our leading humanized, anti-angiogenic monoclonal antibody, in patients with solid tumors.
      We also have rights to three product candidates targeting the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer, and we plan to actively seek sublicensing opportunities for these product candidates.
      Our efforts to identify, develop and commercialize and, in the case of the three product candidates that target the EGFR signaling pathway, to sublicense, these product candidates are in an early stage and, therefore, these efforts are subject to a high risk of failure.

Industry Background

Cancer
      The World Health Organization estimated that more than 10 million people were diagnosed with cancer worldwide in the year 2000 and that this number will increase to 15 million by 2020. In addition, the World Health Organization estimated that 6 million people died from the disease in 2000. The American Cancer Society estimated that over 1.3 million people in the United States were diagnosed with cancer in 2004 and over 500,000 people died from the disease. One in every four deaths in the United States is due to cancer. Cancer is the second leading cause of death in the United States, and has become the leading cause of death in people over age 85.
      The increasing number of people diagnosed with cancer and the approval of new cancer treatments are factors that are expected to continue to fuel the growth of the world wide cancer market. The U.S. National Health Information Business Intelligence Reports indicates that, on a world-wide basis, the revenues for cancer drugs are expected to grow from $35.5 billion in 2003 to $53.1 billion in 2009.

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

Immunotherapy for the Treatment of Cancer
      The body’s immune system is a natural defense mechanism tasked with recognizing and combating cancer cells, viruses, bacteria and other disease-causing organisms. This defense is carried out mainly by white blood cells in the immune system. Specific types of white blood cells, known as T cells and B cells, are responsible for carrying out two types of immune responses in the body, the cell-mediated immune response, and the humoral, or antibody-based, immune response, respectively.
      Cancer cells produce molecules known as tumor-associated antigens, which are present in normal cells but are over-produced in cancer cells. The T cells and B cells have receptors on their surfaces that enable them to recognize the tumor-associated antigens. For instance, once a B cell recognizes a tumor-associated antigen, it triggers the production of antibodies that kill the tumor cells. T cells play more diverse roles, including the identification and destruction of tumor cells by direct cell-to-cell contact.
      While cancer cells naturally trigger a T cell-based immune response during the initial appearance of the disease, the immune system response may not be sufficiently robust to eradicate the cancer. The human body has developed numerous immune suppression mechanisms to prevent the immune system from destroying the body’s normal tissues. Cancer cells have been shown to utilize these mechanisms to suppress the body’s immune response against cancer cells. Even with an activated immune system, the number and size of tumors can overwhelm the immune system.
      Research focused on the activation of the immune system in the treatment of cancer has increased significantly in recent years. Unlike traditional chemotherapeutic or radiotherapeutic approaches to cancer treatment that are designed to kill cancer cells directly, immunotherapy approaches to cancer are intended to activate and stimulate the body’s immune system to fight the cancer. When administered to patients, monoclonal antibodies target specific receptors on the surface of a cancer cell or a secreted protein and either interfere directly with the functioning of cancer cells, or bind to cancer cells and activate various cytotoxic mechanisms that may help destroy the cancer.
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
Our Pipeline
      The table below lists our principal product candidates:

Product Candidates	Targeted Disease	Status	Commercialization Rights

Anti-Angiogenesis
D93	Solid tumors	IND filed in February 2006	CancerVax
Various other monoclonal antibodies and peptides	Solid tumors, ophthalmic diseases	Research	CancerVax
EGFR Signaling Pathway
SAI-EGF	Non-small-cell lung cancer	Phase 1/2	CancerVax(*)
SAI-TGF-α	Solid tumors	Preclinical	CancerVax(*)
SAI-EGFR-ECD	Solid tumors	Preclinical	CancerVax(*)

(*)	CancerVax has the right to commercialize SAI-EGF, SAI-TGF-α and SAI-EGFR-ECD in the United States, Canada, Japan, Australia, New Zealand, Mexico and specified countries in Europe, including but not limited to, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom.
Anti-Angiogenesis Programs
      Through our January 2002 acquisition of Cell-Matrix, Inc., we acquired unique therapeutic and diagnostic anti-angiogenesis technology. To complement this technology, in June 2003, we licensed from New York University the rights to several peptides that may also inhibit angiogenesis. These product candidates have a mechanism of action that is distinct from Avastin® (bevacizumab; Genentech), a product approved for metastatic colorectal cancer that targets the vascular endothelial growth factor, and from other anti-angiogenesis product candidates currently in development by other companies. We believe that these antibodies and peptides may provide us with an opportunity to develop products that may be beneficial for the treatment of patients with various solid tumors.

Our Anti-Angiogenesis Platform
      The extracellular matrix is a molecular network that provides mechanical support to cells and tissues and contains biochemical information important to cellular processes such as cell proliferation, adhesion and migration. Our monoclonal antibodies and peptides bind specifically to hidden, or cryptic, binding sites on extracellular matrix proteins that become exposed as a result of the denaturation of collagen that occurs during tumor formation. Binding of our monoclonal antibodies or peptides to these degraded or denatured extracellular matrix proteins may inhibit angiogenesis and the growth, proliferation and metastasis of tumor cells.
      This approach to inhibiting angiogenesis may have several therapeutic advantages. Because our monoclonal antibodies and proteins bind preferentially to extracellular matrix proteins that have been denatured during angiogenesis rather than to the native, undenatured forms of collagen or laminin, we believe that these product candidates may have greater tumor site specificity than other therapies, especially those characterized by broad biologic activity. Additionally, the denatured proteins in the extracellular matrix may provide a better long-term therapeutic target than binding sites found directly on tumor cells since the proteins in the extracellular matrix represent a stable structure and are less likely to undergo mutations typical of cancer cells. Due to the unique mechanism through which our monoclonal antibodies and proteins inhibit angiogenesis, they may have the potential to be used in combination with other anti-angiogenic agents or with treatments such as chemotherapy and radiation.
D93
      Based on pre-clinical data presented at scientific meetings over the past two years, in February 2006 we filed an IND to initiate a Phase 1 clinical trial with D93, our leading humanized, anti-angiogenic monoclonal antibody, in patients with solid tumors.
      In a presentation at the 2005 American Association of Cancer Research, or AACR, annual meeting, we demonstrated that D93 inhibited tumor cell growth in a dose-dependent manner, as compared to controls, in several in vivo tumor models. In addition, in an orthotopic human breast cancer model in mice, the combination of D93 with Taxol® (paclitaxel) resulted in a greater inhibition of tumor growth than either agent alone. These results suggest that D93 may have potential for use in the treatment of a variety of solid tumors and have the potential to be combined with other therapies.
      The ability to distinguish tumor cells from normal cells is a key advantage of monoclonal antibody therapies. In a second presentation at the 2005 AACR annual meeting, our scientists showed data indicating that D93 specifically binds around blood vessels in human patient tumor sections, but does not bind to corresponding normal sections from the same tissues and patients. D93 was also shown to specifically bind to denatured collagen, but not to native collagen or other proteins found in the extracellular matrix.
      At the 2004 AACR annual meeting, we presented data indicating that D93 inhibited tumor growth in a mouse model using human melanoma cells by 56%. D93 also inhibited human breast tumor growth by 84% in an animal model designed to more closely mimic breast cancer by generating human breast carcinomas in the mammary pads of mice.
      We believe that our anti-angiogenic product candidates may be useful in other pathological conditions associated with angiogenesis, such as choroidal neovascularization, or CNV, an ophthalmologic condition caused by excess growth of blood vessels within the eye that is the major cause of severe visual loss in patients with age-related macular degeneration. Data presented during the 2004 Annual Meeting of the Association for Research in Vision and Ophthalmology demonstrated that in a murine model of CNV, another of our anti-angiogenic monoclonal antibodies, H8, preferentially recognized areas of new vascular growth but not existing normal vasculature and inhibited angiogenesis in a dose-dependent manner.
Product Candidates Targeting the EGF Receptor Signaling Pathway
      In July 2004 our wholly-owned subsidiaries Tarcanta, Inc. and Tarcanta, Limited, signed an agreement with CIMAB, S.A., a Cuban company, whereby Tarcanta obtained the exclusive rights to develop and commercialize SAI-EGF, a product candidate that targets the EGF receptor signaling pathway, in a specific territory, which includes the United States, Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe. In addition, these two subsidiaries signed an agreement with CIMAB and YM BioSciences, Inc., a Canadian company, to obtain the exclusive rights to develop and commercialize SAI-TGF-α, which targets transforming growth factor-alpha, and SAI-EGFR-ECD, which targets the extracellular domain of the EGF receptor, within the same territory. Both of these product candidates are in preclinical development. In late 2005, we announced plans to actively seek sublicensing opportunities for all three of these product candidates.

EGF Receptor Signaling Pathway — Role in Regulating Tumor Growth
      Dysregulation of the EGF receptor signaling pathway is associated with tumor growth and metastasis, decreased effectiveness of chemotherapy and radiotherapy, and decreased overall survival. EGF and TGF-α are molecules that bind to and activate the EGF receptor. Increased stimulation of the EGF receptor signaling pathway, as a direct result of over-expression of the EGF receptor, EGF or TGF-α, may contribute to dysregulation of the EGF receptor pathway. In addition, cancerous cells may secrete EGF and TGF-α, which in turn fuels their growth and proliferation by increased activation of the EGF receptor pathway.
      Interference with signaling through the EGF receptor signaling pathway represents a therapeutic approach with potentially broad clinical applications. Over-stimulation of this pathway has been documented in breast, colorectal, brain, head and neck, non-small-cell lung, ovarian, pancreatic and prostate cancers.

Our Product Candidates Targeting the EGF Receptor Signaling Pathway
      The three product candidates that we have licensed that target the EGF receptor signaling pathway are designed to stimulate the immune system to produce antibodies to EGF, TGF-# and the extracellular domain of the EGF receptor, respectively, and ultimately reduce signaling through the EGF receptor. Since each of these product candidates targets a different aspect of the EGF receptor signaling pathway, it is possible that they may be used as single agents, in combination with each other, or in combination with other EGF receptor-targeted therapies. In addition, they may also be used with cytotoxics or other novel therapies for the treatment of cancer.

Phase 2 Clinical Trial Results with SAI-EGF
      SAI-EGF is an investigational product candidate composed of recombinant human EGF that has been coupled to a proprietary immunogenic carrier protein, known as p64K. SAI-EGF, which is administered with a general immune system stimulant known as an immunologic adjuvant, stimulates the immune system to produce antibodies that target EGF. The anti-EGF antibodies bind to EGF circulating in the patient’s bloodstream and interrupt EGF receptor signaling. This approach differs from existing EGF receptor inhibitors, such as monoclonal antibodies and tyrosine kinase inhibitors, in two important ways. First, it utilizes the body’s own defense mechanisms to target the EGF receptor pathway, and second, it targets circulating EGF, which activates the EGF receptor, as opposed to targeting the receptor itself. The SAI-EGF product candidate has been studied in Phase 1 and Phase 2 clinical trials conducted by CIMAB or YM Biosciences in Canada, the United Kingdom and Cuba.
      At the 2005 American Society of Clinical Oncology, or ASCO, annual meeting, data was presented by CIMAB updating the results of ongoing Phase 2 clinical trials sponsored by CIMAB in patients with unresectable Stage IIIb and Stage IV non-small-cell lung cancer. SAI-EGF was reported to induce an anti-EGF immune response in treated patients, with significantly more SAI-EGF-treated patients (67%) demonstrating antibody titer levels at least two times baseline compared to control patients (37%). In addition, 53% of the SAI-EGF-treated patients had a good antibody response (defined as at least four times baseline levels and at least 1:4000 sera dilution), compared to only 3.3% of the control patients. SAI-EGF treatment was also reported to reduce serum EGF concentrations. Fifty-nine percent (p<0.05) of the SAI-EGF-treated patients achieved EGF serum concentrations of less than or equal to 168pg/mL during the study, as compared to 19% of control patients. In the SAI-EGF-treated patients, the increase of anti-EGF antibody titers was reported to correlate with decreasing EGF serum concentrations (p=0.001), while this effect was not observed in control patients. The preliminary results reported in this study suggest that increased survival may be related to good anti-EGF antibody responses (p=0.0002) or low EGF serum concentrations (p=0.0069). Overall, a statistically significant difference in survival between SAI-EGF-treated and control patients was not demonstrated in this preliminary analysis of results (p=0.07). No serious adverse events were reported.

SAI-TGF-α (preclinical)
      SAI-TGF-α is an investigational product candidate that may stimulate the immune system to develop anti-TGF-α antibodies, another common molecule that activates the EGF receptor. Blocking TGF-α may provide a therapeutic benefit in certain cancers and may also enhance the therapeutic effect when used in combination with other EGF receptor inhibitors.

SAI-EGFR-ECD (preclinical)
      SAI-EGFR-ECD is an investigational product candidate that may stimulate the immune system to develop antibodies that target a portion of the EGF receptor that resides outside of the cell membrane, i.e. the extracellular domain. Stimulating the immune system with a therapeutic directed against the receptor itself may offer a unique approach to targeting the EGF receptor pathway.
Other Technology

Scripps Research Institute
      Our wholly-owned subsidiary Cell-Matrix, Inc. entered into a license agreement with The Scripps Research Institute, or Scripps, in 2001 under which Cell-Matrix was granted an exclusive worldwide license to technology related to angiogenesis, including anti-angiogenic diagnostic applications. In consideration for the license, Scripps received an up-front license fee of $50,000, and will receive royalties on future net sales of products relating to the licensed technology, including a minimum annual royalty payment of $10,000 commencing on the third anniversary of the agreement. In addition, Scripps will receive milestone payments, up to a maximum of $1.2 million per therapeutic product and $0.4 million per diagnostic product, based on meeting certain regulatory and clinical milestones. From January 2002, the date we acquired Cell-Matrix and assumed this agreement, through December 31, 2005, we have paid an additional approximately $24,000 to Scripps under the license agreement for minimum annual royalties and the reimbursement of certain patent expenses. The license agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreement.

New York University
      In June 2003, we licensed from New York University, or NYU, the exclusive worldwide commercial rights to several peptides that appear to inhibit angiogenesis in preclinical models. Pursuant to our licensing arrangement, NYU will receive an initial license fee of $0.2 million, paid in three equal annual installments, and subsequent annual license maintenance fees of $15,000. NYU will also receive milestone payments, up to a maximum of $0.8 million per product relating to the licenses, based on regulatory and clinical milestones and royalties on both future net sales of products relating to the licenses and payments received as consideration for the grant of a sublicense, if any. Through December 31, 2005, we have paid approximately $0.3 million to NYU under the agreement for the initial license fee, annual license maintenance fees and the reimbursement of certain patent expenses. The agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under this agreement, or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreement. We may terminate the agreement for any reason following 180 days’ written notice to NYU. This agreement may be terminated by NYU if we fail to meet specified commercial development obligations under the agreement and we do not materially cure this failure in one year.

Our Strategy
      Our objective is to establish our position as a leader in the development and marketing of biological products for the treatment and control of cancer. Key aspects of our corporate strategy include the following:

•	Initiate a Phase 1 Clinical Trial with D93. In February 2006, we filed an IND for D93, our leading anti-angiogenic monoclonal antibody product candidate and we plan to initiate a Phase 1 clinical trial with this product candidate later in 2006.

•	Advance the Development of Our Preclinical Product Candidates and Identify Additional Product Candidates Based on Our Anti-Angiogenesis Technology Platform. We plan to continue the development of our other preclinical anti-angiogenesis antibodies and peptides, and to leverage our research and preclinical experience in anti-angiogenesis to identify additional product candidates that will interact with sites exposed during the denaturation and remodeling of the extracellular matrix. In addition, we intend to explore using our anti-angiogenesis product candidates in combination with other therapies, such as chemotherapy and radiation.

•	Seek Sublicensing Opportunities for Our Product Candidates Targeting the EGF Receptor Signaling Pathway. We plan to actively seek sublicensing opportunities for SAI-EGF and our other two product candidates that target the EGF receptor signaling pathway.

•	Expand Our Product Pipeline and Technologies Through Acquisitions and Licensing. In addition to our internal development efforts, we plan to selectively license and acquire product opportunities, technologies and businesses that complement our target markets.
Patents and Proprietary Technology
      Our success will depend in large part on our ability to:

•	maintain and obtain patent and other proprietary protection for cell lines, antigens, antibodies, peptides and delivery systems;

•	defend patents;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
      We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications when possible in the United States and selected other countries. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. As of December, 2005 we owned or have rights to more than 150 issued or pending U.S. and foreign patents. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods and compositions to enhance our intellectual property position in the field of cancer treatment.
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
      Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licenses laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has filed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which would materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly in certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement. Our patents may be the subject of other challenges by our competitors in Europe, the United States and elsewhere.
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
      Although we believe that our product candidates, production methods and other activities do not currently infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. From time to time we receive correspondence inviting us to license patents from third parties. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As noted above, we believe that our pre-commercialization activities fall within the scope of 35 U.S.C. § 271(e). We also believe that our subsequent manufacture of Canvaxin will also not require the license of any patents known to us.
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
      We are party to several license agreements that give us rights to use technologies in our research and development, including intellectual property for technology related to Canvaxin from Cancer Diagnostics Laboratories, Inc. and JWCI, to our product candidates that target the EGF receptor signaling pathway from CIMAB, to our angiogenesis and anti-angiogenesis technology from USC, Scripps, NYU and AME, and to certain human antibody technology from M-Tech Therapeutics. These parties have been responsible for filing various patent applications, including patents and patent applications containing composition claims that encompass the three cancer cell lines used for Canvaxin, patent applications directed towards the product candidates that target the EGF receptor signaling pathway and patent applications directed to our angiogenesis technology. We may be unable to maintain our licenses and may be unable to secure additional licenses in the future. Therefore, we may be forced to abandon certain product areas or develop alternative methods for operating in those areas.
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
      For example, a number of companies are currently developing products in the field of anti-angiogenesis for the treatment of tumors. These products use a number of substances designed to inhibit angiogenesis, such as vascular endothelial growth factor, or VEGF, VEGF receptor, platelet-derived growth factor, or PDGF, receptor, integrins, collagen, and matrix metalloprotienases. Genentech’s Avastin® (bevacizumab) is an anti-angiogenic monoclonal antibody targeting the VEGF growth factor. It has been approved by FDA for the treatment of patients with metastatic colorectal cancer. Pfizer’s Sutent® (sunitinib malate) was recently approved by the FDA for the treatment of patients with a specific type of stomach cancer and kidney cancer, and Bayer and Onyx Pharmaceutical’s Nexavar® (sorafenib tosylate) was approved by the FDA for the treatment of patients with gastric cancer. A proposed mechanism of action for both Nexavar and Sutent is inhibition of the VEGF receptor. A number of other VEGF growth factor and VEGF receptor antagonists are also under development, as well as a number of agents targeting other potential anti-angiogenic mechanisms. We are unaware of any products in development that specifically target the same denatured collagen as our D93 product candidate. We expect that competition among anti-angiogenic products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. As a result, any product candidates that we may develop may be rendered obsolete and noncompetitive.
      Additionally, several products that target the EGFR signaling pathway in the treatment of cancer have recently been approved by the FDA or are in the late phases of clinical development. The approved products are AstraZeneca Pharmaceutical LP’s Iressatm (gefitinib), an EGFR-targeted tyrosine kinase inhibitor for refractory Stage IV NSCLC, ImClone Systems, Inc.’s Erbituxtm (cetuximab), an EGFR monoclonal antibody for Stage IV refractory colorectal cancer, and Genentech, Inc. and OSI Pharmaceuticals, Inc.’s EGFR-targeted tyrosine kinase inhibitor, Tarcevatm (erlotinib HCl), for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen, as well as in combination with Eli Lilly & Company’s Gemzar® (gemcitabine) for the treatment of patients with locally advanced pancreatic cancer. Two other products that are currently being evaluated in Phase 3 clinical trials are GlaxoSmithKline’s lapatinib (GW572016), a tyrosine kinase dual inhibitor of EGFR and HER-2, which is being studied in patients with advanced metastatic breast cancer whose disease progressed on Herceptin® (trastuzumab) therapy, and Abgenix, Inc.’s and Amgen, Inc.’s panitumumab (ABX-EGF), a fully human monoclonal antibody targeting the EGFR, which is being studied in patients with advanced colorectal and renal cell cancer. Several other monoclonal antibodies and tyrosine kinase inhibitors targeting the EGFR signaling pathway are in the early stages of development. If we receive approval to market and sell any of our product candidates that target the EGFR signaling pathway, we may compete with certain of these companies and their products as well as other product candidates that are currently in varying stages of development. In addition, researchers are continually learning more about the treatment of NSCLC and other forms of cancer, and new discoveries may lead to new technologies for treatment.
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
Employees
      As of December 31, 2005, we employed 52 full-time employees, of whom approximately 28 were engaged in research, clinical development and regulatory affairs, 2 in manufacturing and quality assurance, and 22 in administration, finance, management information systems, corporate development, marketing and human resources. Nine of our employees hold a Ph.D., M.D. or Pharm.D. degree and are engaged in activities relating to research and development, manufacturing, quality assurance and business development. In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet.
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
Item 1A.     Risk Factors
      The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time.

Risks Relating to Our Business
      Our business to date has been largely dependent on the success of Canvaxin, which was the subject of Phase 3 clinical trials that we terminated in 2005. Although we ceased the development of Canvaxin and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to implement the merger with Micromet.
      Both of our Phase 3 clinical trials for Canvaxin in patients with advanced-stage melanoma were discontinued during 2005 based upon the recommendations of the independent Data and Safety Monitoring Board, or DSMB, with oversight responsibility for these clinical trials, that the data were unlikely to provide significant evidence of a survival benefit for Canvaxin-treated patients versus patients who received placebo. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Canvaxin. In connection with the termination of our clinical trials for Canvaxin, we announced restructuring activities, including significant workforce reductions, and in 2005 incurred non-recurring charges associated with our restructuring activities aggregating $5.1 million, which includes employee severance costs of $3.5 million, leased facility exit costs of $1.4 million and contract termination costs of $0.2 million. In addition, we anticipate continued workforce reductions and associated employee severance and other costs in 2006. As a result of the discontinuation of our clinical trials, development program and manufacturing operations for Canvaxin, we are planning to sublease our manufacturing facility, which includes the additional production suite, our warehouse facility and our corporate headquarters and research and development facility. We cannot predict whether any such subleasing arrangements would be consummated on favorable terms or at all, and anticipate that such transactions may require us to incur significant additional costs and obtain third-party consents beyond our control. We may be unable to adequately reduce expenses associated with our existing manufacturing, administrative and warehouse facilities, clinical trial agreements and other commitments related to Canvaxin.
      The remaining product candidates in our pipeline are in early stages of development and our efforts to develop and commercialize these product candidates are subject to a high risk of failure. If we fail to successfully develop our product candidates, our ability to generate revenues will be substantially impaired.
      The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of attrition for product candidates in preclinical and clinical trials. Until recently, our business strategy depended upon the successful clinical development of Canvaxin and the subsequent development of additional pipeline product candidates to complement our initial focus on Canvaxin. Our remaining product candidates are in earlier stages of development than Canvaxin, so we will require substantial additional financial resources, as well as research, development and clinical capabilities, to pursue the development of these product candidates, and we may never develop an approvable product.
      Our remaining principal product candidates are D93, a humanized, anti-angiogenic monoclonal antibody, and SAI-EGF, a product candidate that targets the epidermal growth factor receptor, or EGFR, signaling pathway. In February, 2006, we filed an Investigational New Drug, or IND, application to initiate a Phase 1 clinical trial for D93 in patients with solid tumors in 2006, but we have not yet received approval from the FDA to commence clinical trials with D93. In order to approve our IND for D93 to initiate a Phase 1 clinical trial, the FDA may request substantial additional testing or information, which could result in delays, increased costs and uncertainty. We have announced our intention to sub-license our rights to SAI-EGF and the other product candidates that we licensed from CIMAB, S.A., a Cuban company, and on January 13, 2006, we received a letter from CIMAB notifying us of their belief that we are in breach of our agreement with CIMAB as a result of our failure to make a milestone payment. If we are unable to resolve the dispute, then CIMAB may seek to terminate the agreement for breach.
      Subject to our diligence obligations to our licensors for these product candidates, we are considering strategic alternatives with respect to certain other of our product candidates given the substantial reduction in our research and development and clinical resources in connection with the termination of our Canvaxin development activities. We may be unable to successfully develop these product candidates ourselves, and we also may be unable to enter into strategic collaborations with third parties to pursue the development of these product candidates. Even if we are able to identify potential strategic collaborators or licensees for these product candidates, we may be unable to obtain required consents from our licensors and the financial terms available to us may not be acceptable. In any event, we do not anticipate that any of our product candidates will reach the market for at least several years.
      We do not know whether our planned preclinical development or clinical trials for our product candidates will begin on time or be completed on schedule, if at all. In addition, we do not know whether these clinical trials will result in marketable products. We cannot assure you that any of our product candidates will:

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
      Preclinical development, clinical trials, manufacturing and commercialization of our product candidates are all subject to extensive regulation by United States and foreign governmental authorities. It takes many years and significant expenditures to obtain the required regulatory approvals for biological products. Satisfaction of regulatory requirements depends upon the type, complexity and novelty of the product candidate and requires substantial resources. As demonstrated by the discontinuation of our Phase 3 clinical trials of Canvaxin in patients with advanced-stage melanoma, we cannot be certain that any of our product candidates will be shown to be safe and effective, or that we will ultimately receive approval from the FDA or foreign regulatory authorities to market these products. In addition, even if granted, product approvals and designations such as fast-track and orphan drug may be withdrawn or limited at a later time.
      We have no manufacturing capabilities or manufacturing personnel and expect to depend on third parties to manufacture the product candidates that we are currently developing. We will be dependent on sole-source suppliers to provide our product candidates for early-stage clinical trials.
      We do not operate any facilities for manufacturing D93 or any of the other product candidates that we may develop in the future. As a result, we will rely on third parties to manufacture these product candidates for our early-stage clinical trials. Our dependence upon third parties for the manufacture of these product candidates may result in unforeseen delays or other problems beyond our control.
      In January 2005, we entered into an agreement with AppTec Laboratory Services, Inc., to manufacture D93 for early-stage clinical trials. There can be no assurance that we, AppTec or any other third party manufacturing organization will be able to develop adequate manufacturing capabilities to supply the quantities of D93 needed for our clinical trials or commercialization of this product candidate.
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
      Under our licensing agreement, CIMAB has the right and obligation, subject to specified terms and conditions, to supply SAI-EGF for Phase 1 and Phase 2 clinical trials, and for Phase 3 clinical trials and commercialization in countries in our territory other than the United States, Canada and Mexico. Production of these product candidates may require raw materials for which the sources and amounts are limited. Any inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of these product candidates. In addition, prior to the initiation of Phase 3 clinical trials in the U.S., we will need to transfer the manufacturing and quality assurance processes for these product candidates to a facility outside of Cuba. Our ability to transfer information to CIMAB that might be beneficial in scaling-up such manufacturing processes is significantly limited due to U.S. government restrictions. Difficulties or delays in the transfer of the manufacturing and quality processes related to these product candidates could cause significant delays in the initiation of the Phase 3 clinical trials and in the establishment of our own commercial-scale manufacturing capabilities for these products. There can be no assurance that we or CIMAB will be able to develop adequate manufacturing capabilities to supply the quantities of SAI-EGF needed for clinical trials or commercial-scale quantities.
      Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our business.
      We may be exposed to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of therapies for treating people with cancer or other diseases. Patients who participated in our clinical trials for Canvaxin or patients who participate in our future clinical trials of our other product candidates may bring product liability claims. A product liability claim may damage our reputation by raising questions about a product’s safety and efficacy and could limit our ability to continue to conduct clinical trials and develop or product candidates. If our claims experience results in higher rates, or if product liability insurance otherwise becomes costlier because of general economic, market or industry conditions, then we may not be able to maintain product liability coverage on acceptable terms.
      Although we have product liability and clinical trial liability insurance with coverage limits of $5 million, this coverage may be inadequate, or may be unavailable in the future on acceptable terms, if at all. Defending a suit, regardless of its merit, could be costly and could divert management attention.
      Changes in the laws or regulations of the United States or Cuba related to the conduct of our business with CIMAB may adversely affect our ability to develop and commercialize or sublicense our rights to SAI-EGF and the two other product candidates that we have licensed from that company.
      The United States government has maintained an embargo against Cuba for more than 40 years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out our licensing agreements with CIMAB, we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of SAI-EGF, and with CIMAB and YM Biosciences for the two other product candidates that target the EGF receptor signaling pathway. In the absence of such a license from OFAC, the execution of and our performance under these agreements could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in United States or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. or Cuban governments will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. Our OFAC license may be revoked or amended at anytime in the future, or the U.S. or Cuban governments may restrict our ability to carry out all or part of our respective duties under the licensing agreements between us, CIMAB and YM BioSciences. Similarly, any such actions may restrict CIMAB’s ability to carry out all or part of its licensing agreements with us. In addition, we cannot be sure that the FDA or other regulatory authorities will accept data from the clinical trials of these products that were conducted in Cuba as the basis for our applications to conduct additional clinical trials, or as part of our application to seek marketing authorizations for such products.
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
      As part of our interactions with CIMAB, we will be subject to the U.S. Commerce Department’s export administration regulations that govern the transfer of technology to foreign nationals. Specifically, we or our sublicensees, if any, will require a license from the Commerce Department’s Bureau of Industry and Security, or BIS, in order to export or otherwise transfer to CIMAB any information that constitutes technology under the definitions of the Export Administration Regulations, or EAR, administered by BIS. The export licensing process may take months to be completed, and the technology transfer in question may not take place unless and until a license is granted by the Commerce Department. Due to the unique status of the Republic of Cuba, technology that might otherwise be transferable to a foreign national without a Commerce Department license requires a license for export or transfer to a Cuban national. If we or our sublicensees fail to comply with the export administration regulations, we may be subject to both civil and criminal penalties. There can be no guarantee that any license application will be approved by BIS or that a license, once issued, will not be revoked, modified, suspended or otherwise restricted for reasons beyond our control due to a change in U.S.-Cuba policy or for other reasons.
      As a result of the reduction in our workforce that we announced in October 2005, and continuing restructuring activities implemented in January 2006, we may not be successful in retaining key employees and in attracting qualified new employees as required in the future. If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, our product development efforts will be seriously jeopardized.
      In October 2005, we announced the discontinuation of any further development and manufacturing activities with respect to Canvaxin, and a corporate restructuring plan that included a reduction in our workforce from 183 to 52 employees. In January 2006, we implemented additional restructuring measures, which will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet. This planned reduction includes the termination of David F. Hale, CancerVax’s President and CEO, who will become chairman of the combined company, as well as three additional officers of the Company.
      Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in force due to voluntary employee resignations and a diminished ability to recruit new employees to further the development of our product candidates. We may be unable to attract or retain key personnel on acceptable terms, if at all.
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
      We do not maintain “key person” life insurance on any of our officers, employees or consultants.
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
      We are aware of a number of competitive products currently available in the marketplace or under development for the prevention and treatment of the diseases we have targeted for product development. For example, a number of companies are currently developing products in the field of anti-angiogenesis for the treatment of patients with tumors. These products use a number of substances designed to inhibit angiogenesis, such as vascular endothelial growth factor, or VEGF, VEGF receptor, platelet-derived growth factor, or PDGF, receptor, integrins, collagen, and matrix metalloprotienases. Genentech’s Avastin® (bevacizumab) is an anti-angiogenic monoclonal antibody targeting the VEGF growth factor. It has been approved by FDA for the treatment of patients with metastatic colorectal cancer. Pfizer’s Sutent® (sunitinib malate) was recently approved by the FDA for the treatment of patients with a specific type of stomach cancer and kidney cancer, and Bayer and Onyx Pharmaceutical’s Nexavar® (sorafenib tosylate) was approved by the FDA for the treatment of patients with gastric cancer. A proposed mechanism of action for both Nexavar and Sutent is inhibition of the VEGF receptor. A number of other VEGF growth factor and VEGF receptor antagonists are also under development, as well as a number of agents targeting other potential anti-angiogenic mechanisms. We are unaware of any products in development that specifically target the same denatured collagen as our D93 product candidate. We expect that competition among anti-angiogenic products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. As a result, any product candidates that we may develop may be rendered obsolete and noncompetitive.
      Additionally, several products that target the EGFR signaling pathway in the treatment of cancer have recently been approved by the FDA or are in the late phases of clinical development. The approved products are AstraZeneca Pharmaceutical LP’s Iressatm (gefitinib), an EGFR-targeted tyrosine kinase inhibitor for refractory Stage IV Non-small lung cancer, or NSCLC, ImClone Systems, Inc.’s Erbituxtm (cetuximab), an EGFR monoclonal antibody for Stage IV refractory colorectal cancer, and Genentech, Inc. and OSI Pharmaceuticals, Inc.’s EGFR-targeted tyrosine kinase inhibitor, Tarcevatm (erlotinib HCl), for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen, as well as in combination with Eli Lilly & Company’s Gemzar® (gemcitabine) for the treatment of patients with locally advanced pancreatic cancer. Two other products that are currently being evaluated in Phase 3 clinical trials are GlaxoSmithKline’s lapatinib (GW572016), a tyrosine kinase dual inhibitor of EGFR and HER-2, which is being studied in patients with advanced metastatic breast cancer whose disease progressed on Herceptin® (trastuzumab) therapy, and Abgenix, Inc. and Amgen, Inc.’s panitumumab (ABX-EGF), a fully human monoclonal antibody targeting the EGFR, which is being studied in patients with advanced colorectal and renal cell cancer. Several other monoclonal antibodies and tyrosine kinase inhibitors targeting the EGFR signaling pathway are in the early stages of development. If we receive approval to market and sell any of our product candidates that target the EGFR signaling pathway, we may compete with certain of these companies and their products as well as other product candidates in varying stages of development. In addition, researchers are continually learning more about the treatment of NSCLC and other forms of cancer, and new discoveries may lead to new technologies for treatment.
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
      We have incurred $190.0 million in net losses from our inception through December 31, 2005. We expect to increase our operating expenses over the next several years as we conduct clinical trials with D93, expand our research and development activities, acquire or license new technologies and product candidates and contract for manufacturing and quality services for our product candidates that are in clinical trials. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never generate revenue. In October 2005, we announced restructuring activities, including workforce reductions, and we incurred non-recurring charges associated with our restructuring activities aggregating $5.1 million, which includes employee severance costs of $3.5 million, leased facility exit costs of $1.4 million and contract termination costs of $0.2 million. We anticipate that we will incur additional costs as a result of the restructuring plan in 2006, including additional employee severance costs, costs associated with the closure of our manufacturing facilities and contract terminations. Because of the numerous risks and uncertainties associated with our restructuring activities and our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
      We do not expect to generate any revenue for several years because our remaining pipeline product candidates are in the early stages of development. Our ability to generate revenue depends on a number of factors, including our ability to successfully develop and obtain regulatory approvals to commercialize D93 and our other product candidates, and our ability to sublicense SAI-EGF and the other product candidates licensed from CIMAB. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if these early-stage product candidates receive regulatory approval, we will need to establish and maintain sales, marketing and distribution capabilities, and even if we are able to commercialize our product candidates, we may not achieve profitability for at least several years after generating material revenue, if ever. If we are unable to become profitable, we may be unable to continue our operations.
      If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize our product candidates and our ability to operate as a going concern may be adversely affected.
      Absent our proposed merger with Micromet, we believe that our existing cash, cash equivalents, and securities available-for-sale as of December 31, 2005 and any remaining pre-commercialization cost-sharing payments from our collaboration for Canvaxin with Serono Technologies, S.A., will be sufficient to meet our projected operating requirements until September 30, 2007. In addition to our workforce reductions and the termination of our Canvaxin development activities, we have announced our intention to consummate the merger with Micromet. We may not successfully implement any of these alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Our restructuring measures implemented to date and the proposed merger with Micromet may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock thereby limiting our ability to raise additional funds.
      We will require substantial funds to conduct development activities, including preclinical testing and clinical trials of our product candidates, including D93. Our ability to conduct the required development activities related to these product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds to meet our working capital and capital expenditure needs. We have filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We may also raise additional funds through additional debt financing or through additional strategic collaboration agreements. However, we do not know whether additional financing will be available when needed, or whether it will be available on favorable terms or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
      Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	our ability to complete the termination of our clinical trials of Canvaxin in patients with advanced-stage melanoma, as well as the associated development and manufacturing activities, and to sublease on satisfactory terms the manufacturing, administrative and warehouse facilities associated with the production of Canvaxin;

•	the costs involved in the research, preclinical and clinical development, and manufacturing of D93 and our other product candidates;

•	our ability to successfully sublicense SAI-EGF and the other product candidates licensed from CIMAB on favorable terms and conditions;

•	the costs involved in obtaining and maintaining regulatory approvals for our product candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	potential product liability claims associated with Canvaxin, D93 or our other product candidates;

•	the costs associated with manufacturing our product candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of new technologies and product candidates; and

•	competing technological and market developments.
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
      In December 2004, we entered into a loan and security agreement with a financing institution, and have borrowed the full $18.0 million available under this credit facility. In order to secure our obligations under this loan and security agreement, we granted the bank a first priority security interest in substantially all of our assets, excluding our intellectual property. We used the proceeds from the loan agreement primarily to construct and equip an additional production suite in our existing manufacturing facility and to create additional warehouse and laboratory space to support the manufacture of Canvaxin. The terms of our loan and security agreement require that it be repaid in full upon the occurrence of a change of control event, such as the consummation of our merger with Micromet.
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
      We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the progress of our restructuring activities, including with respect to the discontinuation of our Phase 3 clinical trials for Canvaxin and the related termination of employees and closure of our manufacturing facilities;

•	the status of development of our other product candidates;

•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support;

•	the timing of milestone and other payments that we may be required to make to others; and

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period.
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
      We hold rights to commercialize our anti-angiogenesis product candidates under agreements that require, among other things, royalty payments on future sales, if any, and our achievement of certain development milestones. On October 15, 2004, we amended and restated our collaboration agreement with Applied Molecular Evolution, Inc., or AME, which is now a wholly-owned subsidiary of Eli Lilly and Company, under which AME utilized its technology to humanize a murine monoclonal antibody, which is now referred to as D93, and another of our anti-angiogenic monoclonal antibodies. Under the amended and restated collaboration agreement, AME may terminate the agreement if we fail to make milestone or royalty payments to AME. In February, 2006, we filed an IND for D93, as required under our agreement with AME, however, AME may also terminate the agreement if we fail to meet certain other specified clinical development obligations. In the event of such termination, we will be required to grant to AME an exclusive license for all of our patent rights relating to the humanized monoclonal antibodies that are the subject of this agreement and the products that incorporate or are derived from one or more of the humanized monoclonal antibodies that are the subject of the agreement. AME also received a right of first negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of any products that incorporate or are derived from one or more of the humanized monoclonal antibodies that are the subject of the agreement should we decide to negotiate with or seek a collaborator for the commercialization of such product. The amended and restated collaboration agreement also obligates us to pay for the preparation, filing, prosecution, maintenance and enforcement of all patent applications directed at the humanized monoclonal antibodies that are the subject of the amended agreement. We made a $0.2 million payment to AME in the fourth quarter of 2004 in connection with the execution of the amended and restated collaboration agreement.
      We hold exclusive rights through two agreements with CIMAB to develop and commercialize within a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico, the countries comprising the European Union and certain other countries in Europe, SAI-EGF, a product candidate being evaluated in Phase 2 clinical trials that target the EGFR signaling pathway for the treatment of cancer. In addition, we obtained from CIMAB and YM BioSciences the exclusive rights to develop and commercialize, within the same territory, SAI-TGF-a, which targets transforming growth factor-alpha, and SAI-EGFR-ECD, which targets the extracellular domain of the EGF receptor, both of which are in preclinical development. In exchange for these rights, we will pay to CIMAB and YM BioSciences technology access fees and transfer fees totaling $5.7 million, to be paid over the first three years of the agreement. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, as well as royalties on future sales of commercial products, if any. Each agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under each respective agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreements. CIMAB may terminate one or both of the agreements if we have not used reasonable commercial efforts to file an IND submission to the FDA for the leading product candidate by July 12, 2006, or if the first regulatory approval for marketing this product candidate within our territory is not obtained by July 12, 2016, provided that CIMAB has timely complied with all of its obligations under the agreements, or if CIMAB does not receive timely payment of the initial access fees and technology transfer fees under the agreements. In addition, if CIMAB does not receive payments under the agreements due to changes in U.S. law, actions by the U.S. government or by order of any U.S. court for a period of more than one year, CIMAB may terminate our rights to the licensed product candidates in countries within our territory other than the U.S. and Canada. We may terminate the agreements for any reason following 180 days written notice to CIMAB. On January 13, 2006, we received a letter from CIMAB notifying us of their belief that we are in breach of our agreement as a result of our failure to make a milestone payment. If we are unable to resolve the dispute, then CIMAB may seek to terminate the agreement for breach.
      Although the license agreements with CIMAB are governed by the laws of England and Wales, their enforcement may necessitate pursuing legal proceedings and obtaining orders in other jurisdictions, including the U.S. and the Republic of Cuba. There can be no assurance that a court judgment or order obtained in one jurisdiction will be enforceable in another. In addition, as is the case in many developing countries, the commercial legal environment in Cuba may be subject to political risk. It is possible that we may not be able to enforce our legal rights in Cuba or against Cuban entities to the same extent as we would in a country with a commercial and legal system more consistent with United States or western European practice. Termination of these license arrangements or difficulties in the enforcement of such arrangements may have a material adverse effect on our business, operations and financial condition.
      We have announced our intention to actively seek to sublicense our rights to the three product candidates licensed from CIMAB, but there can be no guarantee that we will be successful in our efforts to consummate a sublicense on terms and conditions that will be acceptable.
      We also hold rights to a human monoclonal antibody under a license from M-Tech Therapeutics, which can be terminated if we determine not to file and obtain approval of an IND application for a licensed product by a specified date and conduct clinical trials for such product, or if we determine not to file and obtain approval of an IND application for a licensed product by a specified date because of negative pre-clinical results.
      If we were to materially breach any of our license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.
      We are party to intellectual property licenses and agreements that are important to our business and expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations thereunder, we could lose intellectual property rights that are important to our business.
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
      We cannot be certain that additional patents will be issued on our product candidates that target the EGFR signaling pathways, or that any patents will be issued on our anti-angiogenesis product candidates, as a result of pending applications filed to date. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our patents and our pending patent applications;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents under which we hold rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

•	any of the issued patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, for example if a competitor independently develops duplicative, similar, or alternative technologies.
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
      In addition, from time to time we receive correspondence inviting us to license patents from third parties. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by 35 U.S.C. § 271(e), and that our subsequent manufacture of our commercial products will also not require the license of any of these patents, claims may be brought against us in the future based on these or other patents held by others.
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

      We know that others have filed patent applications in various countries that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. In addition, patent applications are secret until patents are published in the United States or foreign countries, and in certain circumstances applications are not published until a patent issues, so it may not be possible to be fully informed of all relevant third party patents. Publication of discoveries in the scientific or patent literature often lags behind actual discoveries. All issued patents are entitled to a presumption of validity under the laws of the United States and certain other countries. Issued patents held by others may therefore limit our ability to develop commercial products. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties and we cannot be certain that we would be able to obtain such licenses at all.
      We may be involved in lawsuits or proceedings to protect or enforce our patent rights, trade secrets or know-how, which could be expensive and time consuming.
      There has been significant litigation in the biotechnology industry over patents and other proprietary rights. Our patents and patents that we have licensed the rights to may be the subject of other challenges by our competitors in Europe, the United States and elsewhere. Furthermore, our patents and the patents that we have licensed the rights to may be circumvented, challenged, narrowed in scope, declared invalid, or unenforceable. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to us would provide. The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. An adverse determination in an interference proceeding or litigation to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing our product candidates, which could have a material and adverse effect on our business, financial condition and results of operations.

Risk Relating to CancerVax Common Stock
      We face possible delisting from the Nasdaq National Market, which would result in a limited public market for our common stock.
      Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. There are several requirements for the continued listing of our common stock on the Nasdaq National Market including, but not limited to, a minimum stockholders’ equity value of $10.0 million and a minimum stock bid price of $1.00 per share. While we currently are in compliance with these requirements, there can be no guarantee that we will continue to remain in compliance. As of December 31, 2005, we had a stockholders’ deficit of $224.4 million, and our closing stock price as of March 3, 2006 was $2.73 per share. While we expect that our stock would continue to trade on the Over The Counter Bulletin Board following any delisting from the Nasdaq National Market, any such delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, a delisting could have an adverse effect on our ability to raise such equity capital.

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
      The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our ability to successfully complete our merger with Micromet;

•	developments in our restructuring activities, including with respect to the discontinuation of our Phase 3 clinical trials for Canvaxin, and the related termination of employees and closure of our manufacturing facilities;

•	changes in the regulatory status of our product candidates, including results of our clinical trials for D93, our leading humanized, anti-angiogenic monoclonal antibody;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	announcements of the results of clinical trials by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting Serono or our collaboration agreement with Serono;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us or our competitors;

•	our ability to successfully complete sublicensing arrangements with respect to our product candidates that target the EGFR signaling pathway;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of CancerVax or our stock price by the financial and scientific press and online investor communities such as chat rooms.

      If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.
      As of December 31, 2005, our officers and directors, together with their affiliates, beneficially owned approximately 37.2% of our common stock. As a result, these stockholders, acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
      Our stockholder rights plan, anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
      Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The provisions in our amended and restated certificate of incorporation and bylaws include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.
      We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors.

Risks Relating to the Life Sciences Industry
      If our third-party manufacturers’ facilities do not follow current good manufacturing practices, our product development and commercialization efforts may be harmed.
      There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing products. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.

      If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.
      The availability and levels of reimbursement by governmental and other third-party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.
      Another development that may affect the pricing of drugs is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.
      We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.
      As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic collaborations for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Finally, such strategic alliances or other arrangements may not result in successful products and associated revenue.
      We expect to rely heavily on third parties for the conduct of clinical trials of our product candidates. If these clinical trials are not successful, or if we or our collaborators are not able to obtain the necessary regulatory approvals, we will not be able to commercialize our product candidates.
      In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. We have limited experience in conducting clinical trials and expect to rely primarily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.
      Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials, if any, of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials.
      Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled. Any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or both.
      Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. Additionally, the failure of third parties conducting or overseeing the operation of the clinical trials to perform their contractual or regulatory obligations in a timely fashion could delay the clinical trials. Failure of clinical trials can occur at any stage of testing. Any of these events would adversely affect our ability to market a product candidate.
      Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
      Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.
      The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock will substantially decline.
      To the extent that we, or our collaborative partners, are able to successfully advance a product candidate through the clinic, we, or such partner, will be required to obtain regulatory approval prior to marketing and selling such product.
      The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products under development is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. With respect to internal programs to date, we have limited experience in filing and prosecuting applications to obtain marketing approval.
      Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we, or our collaborative partners, may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third-party payers. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals.
      We, or our collaborative partners, also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.
      As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.
      We, and our collaborators, are subject to governmental regulations other than those imposed by the FDA. We, and any of our collaborators, may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.
      In addition to regulations imposed by the FDA, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.
      Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
      We intend to market our products in international markets. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.
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
      We face the risk of product liability claims and may not be able to obtain insurance.
      Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs and related devices. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity or reduced acceptance of our products in the market.
      Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive.
      Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.
      The life sciences industry is highly competitive and subject to rapid technological change.
      The life sciences industry is highly competitive and subject to rapid and profound technological change. Our present and potential competitors include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries. Most of these companies have considerably greater financial, technical and marketing resources than we do. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Our existing or prospective competitors may develop processes or products that are more effective than ours or be more effective at implementing their technologies to develop commercial products faster. Our competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before us. Developments by our competitors may render our product candidates obsolete or non-competitive.
      We also experience competition from universities and other research institutions, and we frequently compete with others in acquiring technology from those sources. These industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. There can be no assurance that others will not develop technologies with significant advantages over those that we are seeking to develop. Any such development could harm our business.
      Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
      In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been enacted at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These new laws include a prescription drug benefit for Medicare beneficiaries and certain changes in Medicare reimbursement. Given the recent enactment of these laws, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. More recently, administrative proposals are pending and others have become effective that would change the method for calculating the reimbursement of certain drugs. The adoption of these proposals and potential adoption of pending proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

      We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.
      We may not have rights under some patents or patent applications that may cover technologies that we use in our research, drug targets that we select, or product candidates that we seek to develop and commercialize. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.
      There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference proceeding declared before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products and technology, we may become so in the future. We are not currently aware of any actual or potential third party infringement claim involving our products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.
      Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.
      We may not be successful in our efforts to expand our portfolio of products and develop additional delivery technologies.
      A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs and technologies to deliver those drugs safely and efficiently. We are seeking to do so through our internal research programs and in-licensing. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets, product candidates and delivery technologies require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates or delivery technologies, yet fail to yield product candidates or delivery technologies for clinical development for any of the following reasons:

•	research methodology used may not be successful in identifying potential product candidates;

•	potential delivery technologies may not safely or efficiently deliver our drugs; and

•	product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.
      If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable products or delivery technologies on acceptable business terms, our business prospects will suffer.
      If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.
      The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.
      We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.
      To date, we have sought to protect our proprietary position by filing U.S. and foreign patent applications related to our important proprietary technology, inventions and improvements. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.
      In addition, our ability to enforce our patent rights depends on our ability to detect infringement. We are not currently aware of any actual or potential infringement claim involving our intellectual property rights. It is difficult to detect infringers who do not advertise the compounds that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

      We have also relied on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We have sought to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.
      If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.
      We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business and expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property.
      We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
      Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect commercial development efforts.
      Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
      Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this report. For example, historically, we have recorded employee stock-based compensation charges only if the stock option exercise price is less than the fair value of our common stock on the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Financial Accounting Standards No. 123 (revised), or SFAS No. 123R, which will require us to recognize in our results of operations in the first annual period beginning after June 15, 2005 the fair value of stock awards granted and purchases under employee stock purchase plans. Upon our adoption of SFAS No. 123R, our operating expenses will increase. We rely heavily on stock options to motivate existing employees and attract new employees. Once we are required to expense stock awards, we may choose to reduce our reliance on stock awards as a motivational tool. If we reduce our use of stock awards, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock awards, our reported losses will increase.

Risks Relating to the Proposed Merger With Micromet
      After the merger, we will need to modify our finance and accounting systems, procedures and controls to incorporate the operations of Micromet, which modifications may be time consuming and expensive to implement, and there is no guarantee that will be able to do so.
      As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that we currently have adequate finance and accounting systems, procedures and controls for our business on a standalone basis, after the merger we will need to upgrade the existing, and implement additional, procedures and controls to incorporate the operations of Micromet. These updates may require significant time and expense, and there can be no guarantee that we will be successful in implementing them. If we are unable to complete the required modifications to our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.
      If we are not successful in integrating our organization with Micromet, we may not be able to operate efficiently after the merger.
      Achieving the benefits of the merger will depend in part on the successful integration of CancerVax’s and Micromet’s technical and business operations and personnel in a timely and efficient manner. The integration process requires coordination of the personnel of both companies, and involves the integration of systems, applications, policies, procedures, business processes and operations. This process may be difficult and unpredictable because of possible conflicts and differing opinions on business, scientific and regulatory matters. Moreover, the integration of the two companies will present challenges resulting from the transatlantic nature of the combined company,. If we cannot successfully integrate our technical and business operations and personnel, we may not realize the expected benefits of the merger.
      Integrating with Micromet may divert management’s attention away from our operations.
      The successful integration of CancerVax’s and Micromet’s technical and business operations and personnel may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in our clinical trial and product development programs and could otherwise harm our business, financial condition and operating results.
      We expect to incur significant costs integrating CancerVax and Micromet into a single business.
      We expect to incur significant costs integrating CancerVax’s and Micromet’s technical and business operations and personnel, which include costs for:

•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining administrative teams and processes;

•	reorganization of facilities and disposition of excess facilities; and

•	relocation or disposition of excess equipment.
      If we fail to retain key employees, the benefits of the merger could be diminished.
      The successful combination of CancerVax and Micromet will depend, in part, on the retention of key personnel. There can be no assurance that CancerVax will be able to retain its or Micromet’s key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the merger.

      If one or more of the product candidates in the merged company cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.
      The combined company will have two product candidates in clinical trials, and we plan to commence clinical trials for one additional product candidate in 2006 and at least one product candidate in 2007. All of these product candidates must be rigorously tested in clinical trials, and be shown to be safe and effective before the U.S. Food and Drug Administration or other regulatory authorities outside the U.S. will consider them for approval. Failure to demonstrate that one or more of our product candidates is safe and effective, or significant delays in demonstrating such safety and efficacy, could diminish the benefits of the merger. Failure to obtain marketing approval of one or more of our product candidates from appropriate regulatory authorities, or significant delays in obtaining such approval, could diminish the benefits of the merger. If approved for sale, our product candidates must be successfully commercialized. Failure to successfully commercialize one or more of our product candidates could diminish the benefits of the merger.
      Because Micromet Parent stockholders will receive a fixed number of shares of CancerVax common stock in the merger, rather than a fixed value, if the market price of CancerVax common stock declines, Micromet Parent stockholders will receive consideration in the merger of lesser value.
      The aggregate number of shares of common stock of CancerVax to be issued to Micromet Parent stockholders is fixed. Accordingly, the aggregate number of shares that Micromet Parent stockholders will receive in the merger will not change, even if the market price of CancerVax common stock changes. In recent years, the stock market in general, and the securities of biotechnology companies in particular, have experienced extreme price and volume fluctuations. These market fluctuations may adversely affect the market price of CancerVax common stock. The market price of CancerVax common stock upon and after the consummation of the merger could be lower than the market price on the date of the merger agreement or the current market price.
      Failure to complete the merger could adversely affect CancerVax’s stock price and CancerVax’s and Micromet’s future business and operations.
      The merger is subject to the satisfaction of closing conditions, including approval by CancerVax stockholders, and neither CancerVax nor Micromet can assure you that the merger will be successfully completed. In the event that the merger is not consummated, CancerVax and Micromet may be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and the payment by either Micromet or CancerVax of a termination fee under certain circumstances. If the merger is not consummated, the market price of CancerVax common stock could decline.
      Completion of the merger may result in dilution of future earnings per share to the stockholders of CancerVax.
      The completion of the merger may result in greater net losses or a weaker financial condition compared to that which would have been achieved by either CancerVax or Micromet on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in greater losses as compared to the losses that would have been incurred by CancerVax if the merger had not occurred.
      The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.
      CancerVax and Micromet estimate that they will incur aggregate direct transaction costs of approximately $3.8 million associated with the merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the merger exceed our estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.
      Micromet executive officers and directors may have interests that are different from, or in addition to, those of Micromet shareholders generally.
      The executive officers and directors of Micromet may have interests in the merger that are different from, or are in addition to, those of Micromet shareholders generally. These interests include ownership through affiliated entities of CancerVax common stock, certain
      Micromet directors being nominated for election to the CancerVax board of directors at the effective time of the merger, the issuance of options to Micromet management immediately prior to the transaction, which will be assumed by CancerVax, the adoption of new employment agreements for certain Micromet executives in connection with the merger and/or the provision and continuation of indemnification and insurance arrangements for current directors of Micromet following consummation of the merger. In addition, you should be aware that Michael Carter has a significant relationship with both companies due to his position as a current director of both CancerVax and Micromet.
Item 1B.     Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Our corporate headquarters and research and development facility of approximately 60,000 square feet located in Carlsbad, California is leased under a ten-year operating lease that commenced in July 2002. Our biologics manufacturing facility consists of approximately 51,000 square feet of space located in the Los Angeles, California, area. JWCI entered into an original operating lease for 25,600 square feet of space in July 1999, with a commencement date in August 1999, which was subsequently assigned to us. We entered into an amendment to our lease to add 25,150 square feet of space at the same address on October 1, 2001. Our lease is scheduled to expire on August 14, 2011. In August 2004, we signed a seven-year operating lease for a 42,681 square foot warehouse facility located in the Los Angeles, California, area, near our biologics manufacturing facility.
      As a result of the discontinuance of the Phase 3 clinical trials of Canvaxin and all further development and manufacturing activities with respect to Canvaxin, in 2005 we closed our biologics manufacturing facility and our warehouse facility, both located in Los Angeles. Additionally, we have engaged real estate agents in an effort to assign or sublease our principal offices in Carlsbad, California, and our other facilities in the Los Angeles, California, area.

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information
      Our common stock is quoted on the Nasdaq National Market under the symbol “CNVX.” We completed our initial public offering in the fourth quarter of fiscal 2003. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market:

	High	Low

Year Ended December 31, 2004
First Quarter	$13.35	$9.25
Second Quarter	$12.27	$6.99
Third Quarter	$8.93	$5.55
Fourth Quarter	$11.45	$7.38
Year Ended December 31, 2005
First Quarter	$11.00	$6.02
Second Quarter	$6.71	$2.70
Third Quarter	$4.24	$2.76
Fourth Quarter	$3.46	$1.31
      As of February 9, 2006, there were approximately 225 holders of record of our common stock.
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

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License fee	$24,683	$316	$—	$—	$—
Collaborative research and development	15,925	1,210	—	—	—

Total revenues	40,608	1,526	—	—	—

Operating expenses:
Research and development	38,751	43,102	27,725	24,517	13,910
General and administrative	11,993	12,310	6,826	6,514	5,441
Amortization of employee stock- based compensation(1)	555	1,864	2,643	1,412	—
Restructuring charges	4,918	—	—	—	—
Impairment of long-lived assets	25,366	—	—	—	—
Purchased in-process research and development	—	—	—	2,840	—

Total operating expenses	81,583	57,276	37,194	35,283	19,351

Other income (expense):
Interest income	1,843	920	553	691	909
Interest expense	(487)	(756)	(932)	(621)	(140)

Total other income (expense)	1,356	164	(379)	70	769

Net loss	(39,619)	(55,586)	(37,573)	(35,213)	(18,582)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(7,867)	(7,635)	(4,105)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	—	(14,775)	—	—

Net loss applicable to common stockholders	$(39,619)	$(55,586)	$(60,215)	$(42,848)	$(22,687)

Basic and diluted net loss per share	$(1.42)	$(2.08)	$(13.30)	$(153.85)	$(266.02)

Weighted average shares used to compute basic and diluted net loss per share	27,848	26,733	4,527	279	85

(1)	Amortization of employee stock-based compensation is allocated among operating expense categories as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003	2002

Research and development	$81	$531	$838	$379
General and administrative	474	1,333	1,805	1,033

	555	1,864	2,643	1,412

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$51,195	$65,073	$107,092	$36,201	$10,103
Working capital	24,319	73,382	97,268	29,466	5,853
Total assets	63,297	116,160	127,007	55,187	20,795
Long-term debt, net of current portion	—	6,355	1,811	7,379	3,353
Redeemable convertible preferred stock	—	—	—	96,582	32,455
Accumulated deficit	(224,397)	(184,778)	(129,192)	(68,977)	(26,129)
Total stockholders’ equity (deficit)	32,711	71,458	112,773	(55,878)	(20,663)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.
Overview
      We are a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer.

Proposed Merger with Micromet AG
      On January 6, 2006, we entered into an Agreement and Plan of Merger and Reorganization with Micromet AG, or Micromet, a privately-held German company, that contains the terms and conditions of our proposed merger with that company. The merger agreement provides that our wholly-owned subsidiary, Carlsbad Acquisition Corporation, will merge with and into Micromet, Inc., or Micromet Parent, a newly created parent corporation of Micromet. Micromet Parent will become a wholly-owned subsidiary of ours and will be the surviving corporation of the merger. Pursuant to the terms of the merger agreement, we will issue to Micromet stockholders shares of our common stock and will assume all of the stock options, stock warrants and restricted stock of Micromet outstanding as of the merger closing date, such that the Micromet stockholders, option holders, warrant holders and note holders will own approximately 67.5% of the combined company on a fully-diluted basis and our stockholders, option holders and warrant holders will own approximately 32.5% of the combined company on a fully-diluted basis. The merger is subject to customary closing conditions, including approval by our stockholders. We anticipate the merger will be completed in the second quarter of 2006. We filed with the U.S. Securities and Exchange Commission on February 13, 2006 a registration statement on Form S-4 that will be amended and includes a preliminary proxy statement/ prospectus and other relevant documents in connection with the proposed merger.

Discontinuation of Canvaxin Clinical Trials and Development and Manufacturing Activities
      On October 3, 2005, we and Serono Technologies, S.A., our Canvaxin collaboration partner, announced the discontinuation of our Phase 3 clinical trial of our leading product candidate, Canvaxin, in patients with Stage III melanoma, based on the recommendation of the independent Data and Safety Monitoring Board, or DSMB, which completed its planned, third, interim analysis of data from this study on September 30, 2005. In April 2005, we announced the discontinuation of our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma based upon a similar recommendation of the independent DSMB. The DSMB concluded, based on its planned, interim analysis of the data from these studies, that the data were unlikely to provide significant evidence of a survival benefit for Canvaxin-treated patients versus those receiving placebo. There were no significant safety issues identified with either of the Phase 3 clinical trials of Canvaxin, and the recommendations to close the studies were not made because of any potential safety concerns. As a result of the discontinuation of the Canvaxin Phase 3 clinical trials, in October 2005 we and Serono announced the discontinuation of all further development and manufacturing activities with respect to Canvaxin.
      In October 2005, we announced that our board of directors had approved a restructuring plan designed to realign resources in light of the decision to discontinue our Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, as well as all further development of Canvaxin and manufacturing activities at our Canvaxin manufacturing facilities. Under the restructuring plan, in 2005 we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. We are actively seeking to sublease all three of our principal facilities. In 2005, we recorded a non-recurring charge associated with our restructuring activities of $4.9 million. This non-recurring restructuring charge includes $3.5 million of employee severance costs, the substantial majority of which were cash expenditures that were paid in the fourth quarter of 2005, and $1.4 million of leased facility exit costs, representing the estimated future costs to be incurred under the operating leases for our biologics manufacturing facility and our warehouse facility, net of estimated sublease rentals. In 2005, we also recorded a non-recurring charge for contract termination costs of $0.2 million, which is included in research and development expenses. In connection with our restructuring activities, we also recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million in 2005 to write-down the carrying value of certain of our long-lived assets to their estimated fair value.
      In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet. In connection with this workforce reduction, in 2006 we anticipate incurring approximately $3.0 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters and research and development facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although our remaining obligations under the operating lease for our corporate headquarters and research and development facility aggregated $11.2 million as of December 31, 2005. We may also incur additional contract termination and other restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.

Ongoing Business Activities
      We have other product candidates in research and preclinical development, including four humanized, anti-angiogenic monoclonal antibodies and several peptides that may be useful for the treatment of patients with various solid tumors. In February 2006, we filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration to initiate a Phase 1 clinical trial for D93, our leading humanized, anti-angiogenic monoclonal antibody, in patients with solid tumors.
      We also have rights to three product candidates targeting the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer, and we plan to actively seek sublicensing opportunities for these product candidates.
      Our efforts to identify, develop and commercialize and, in the case of the three product candidates that target the EGFR signaling pathway, to sublicense, these product candidates are in an early stage and, therefore, these efforts are subject to a high risk of failure.
      We were incorporated in Delaware in June 1998 and have incurred net losses since inception. As of December 31, 2005, our accumulated deficit was approximately $224.4 million. We expect to incur substantial and increasing losses for the next several years as we:

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
      Our business is subject to significant risks, including the risks inherent in developing our early stage product candidates, the regulatory approval process, the results of our research and development efforts, our ability to manufacture our product candidates, competition from other products, uncertainties associated with obtaining and enforcing patent rights, with maintaining our licenses related to our product candidates, obtaining the capital necessary to fund our ongoing operations and establishing and maintaining strategic collaborations to fund our product development efforts.

Research and Development
      Through December 31, 2005, our research and development expenses consisted primarily of costs associated with the clinical development of Canvaxin, including costs associated with the Phase 3 clinical trials of Canvaxin, production of Canvaxin for use in these clinical trials and manufacturing process, quality systems and analytical development for Canvaxin, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as they are incurred. From our inception through December, 2005, we incurred costs of approximately $135.0 million associated with the research and development of Canvaxin, representing over 89% of our total research and development expenses.
      Under our collaboration agreement with Serono, we were entitled to receive milestone payments upon the achievement of certain development, regulatory and sales based objectives related to Canvaxin. As a result of the discontinuation of all further development and manufacturing activities with respect to Canvaxin, we do not anticipate receiving any of these milestone payments, but we will continue to share equally with Serono certain costs associated with the discontinuation of the Canvaxin development program and manufacturing operations, as contemplated under the collaboration agreement. Serono may terminate the collaboration agreement for convenience upon 180 days prior notice. Either party may terminate the agreement for the material breach or bankruptcy of the other party. In the event of a termination of the agreement, rights to Canvaxin will revert to us.
      Following the discontinuation of all further Canvaxin development and manufacturing activities, our research and development activities will primarily be focused on the development of product candidates based on our proprietary anti-angiogenesis technology.
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
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets and restructuring activities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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
      Our goodwill had a carrying value of $5.4 million at December 31, 2005 and 2004 and resulted from our acquisition of Cell-Matrix, Inc. in January 2002. We have assigned the goodwill to our Cell-Matrix reporting unit. In the fourth quarter of 2005, we performed our annual goodwill impairment test for fiscal year 2005 in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. In determining the fair value of the Cell-Matrix reporting unit, we considered internal risk-adjusted cash flow projections which utilize several key assumptions, including estimated timing and costs to complete development of the anti-angiogenesis technology and estimated future cash inflows from anticipated future collaborations and projected product sales. Our analysis of the fair value of the Cell-Matrix reporting unit assumes the timely and successful completion of development of the anti-angiogenesis technology. The major risks and uncertainties associated with the timely and successful completion of development of the anti-angiogenesis technology include the risk that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and the risk that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development will materialize as estimated.
      Subsequent to the completion of our annual goodwill impairment assessment for 2005, as a result of our proposed merger with Micromet, we performed an additional impairment assessment of our goodwill. In determining the fair value of our Cell-Matrix reporting unit for this goodwill impairment assessment, we assumed that the rights to the technology acquired from Cell-Matrix would be sublicensed to third parties in exchange for certain up-front, milestone and product sale royalty payments, and we would have no further involvement in the ongoing development and commercialization of the technology. The estimated future net cash flows resulting from the sublicensing of the technology were risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Based on the goodwill impairment assessment performed, we determined that the carrying amount of goodwill was recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

Impairment of Long-Lived Assets and Restructuring Activities
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value.
      As a result of our decision to discontinue all further development and manufacturing activities with respect to Canvaxin and our proposed merger with Micromet, in 2005 we performed a recoverability test of our long-lived assets, including property and equipment and patents, in accordance with SFAS No. 144. Our ability to recover the carrying value of our property and equipment is based on the estimated undiscounted future net cash flows expected to result from the disposition of our property and equipment, including the estimated future cash inflows from anticipated sales of property and equipment, net of estimated asset disposition costs. Our estimate of the undiscounted future net cash flows expected to result from the disposition of our property and equipment considered the physical condition of the assets, quoted market prices for similar assets and the period of time in which we intend to dispose of the assets.
      Our ability to recover the carrying value of our patents is based on the estimated undiscounted future net cash flows expected to result from our sublicensing of the rights to the patents and underlying technology, including the estimated future cash inflows from up-front, milestone and product sale royalty payments, net of estimated ongoing development costs. Our estimate of the undiscounted future net cash flows expected to result from the disposition of our patents considered the technology’s stage of development and market potential.

      Based on the recoverability analysis performed, management does not believe that the estimated undiscounted future cash flows expected to result from the disposition of certain of our long-lived assets are sufficient to recover the carrying value of these assets. Accordingly, in 2005 we recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million to write-down the carrying value of these assets to their estimated fair value.
      Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. We are actively seeking to sublease all three of our principal facilities. In 2005, we recorded a non-recurring charge associated with our restructuring activities of $4.9 million. The non-recurring restructuring charge includes $3.5 million of employee severance costs, the substantial majority of which were cash expenditures that were paid in the fourth quarter of 2005, and $1.4 million of leased facility exit costs, representing the estimated future costs to be incurred under the operating leases for our biologics manufacturing facility and our warehouse facility, net of estimated sublease rentals. In 2005, we also recorded a non-recurring charge for contract termination costs of $0.2 million, which is included in research and development expenses.
      In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet. In connection with this workforce reduction, in 2006 we anticipate incurring approximately $3.0 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters and research and development facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although our remaining obligations under the operating lease for our corporate headquarters and research and development facility aggregated $11.2 million as of December 31, 2005. We may also incur additional contract termination and other restructuring costs. The timing and amounts of these restructuring costs will be based on, among other things, our ability to sublease our facilities, the timing of such subleases and the sublease rental rates obtained and the estimated termination dates of our employees and contracts. No assurance can be given that the underlying assumptions used to estimate the amounts of these restructuring costs will materialize as estimated. Differences between our estimates and the actual timing of subleases and the sublease rates obtained and the actual timing and amounts paid for employee and contract terminations may result in additional restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.
Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004
      Revenues. Total revenues were $40.6 million for the year ended December 31, 2005, compared to $1.5 million for the year ended December 31, 2004. Revenues for the years ended December 31, 2005 and 2004 consisted of license fee revenues of $24.7 million and $0.3 million, respectively, and collaborative research and development revenues of $15.9 million and $1.2 million, respectively, from our collaboration agreement with Serono. License fee revenues represent the portion of the $25.0 million up-front license fee received from Serono in January 2005 recognized as revenue. As a result of the discontinuation of Canvaxin development and manufacturing activities, we have no further substantive performance obligations to Serono under the collaboration agreement related to the ongoing development and commercialization of Canvaxin. Accordingly, we recognized the remaining deferred up-front license fee as revenue in 2005. Collaborative research and development revenues represent Serono’s 50% share of our Canvaxin pre-commercialization expenses under the agreement, which were incurred by us after the effective date of the collaboration agreement.
      Research and Development Expenses. Research and development expenses were $38.8 million for the year ended December 31, 2005, compared to $43.1 million for the year ended December 31, 2004. The $4.3 million decrease in research and development expenses was due to decreased personnel expenses resulting from the reduction in our workforce in connection with our restructuring activities, decreased clinical trial expenses due to the discontinuation of the Phase 3 clinical trials of Canvaxin in 2005 and $1.0 million of technology access and transfer fees under our agreements with CIMAB, S.A. and YM BioSciences, Inc., which were recognized as research and development expenses in 2005, as compared to $4.3 million of technology access and transfer fees recognized in 2004. The decrease in research and development expenses was offset by increased facilities expenses associated with our warehouse facility leased in August 2004, contract manufacturing and laboratory services expenses associated with D93 and our 50% share of Canvaxin pre-commercialization expenses incurred by Serono under the collaboration agreement.
      Non-cash employee stock-based compensation of $0.1 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively, was excluded from research and development expenses and reported under a separate caption.
      General and Administrative Expenses. General and administrative expenses were $12.0 million for the year ended December 31, 2005, compared to $12.3 million for the year ended December 31, 2004. The $0.3 million decrease in general and administrative expenses was primarily due to decreased personnel expenses resulting from the reduction in our workforce in connection with our restructuring activities and decreased outside legal fees, offset by our 50% share of Canvaxin pre-commercialization expenses incurred by Serono under the collaboration agreement.
      Non-cash employee stock-based compensation of $0.5 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively, was excluded from general and administrative expenses and reported under a separate caption.
      Amortization of Employee Stock-based Compensation. Employee stock-based compensation results from stock options granted to our employees and directors prior to our initial public offering with exercise prices that were deemed to be below the estimated fair value of the underlying common stock on the option grant date as well as stock awards with performance-based vesting provisions granted to employees in 2005. We recorded the spread between the exercise price of the stock option or purchase price of the restricted stock and the fair value of the underlying common stock as deferred employee stock-based compensation. We amortize the deferred employee stock-based compensation as a non-cash charge to operations on an accelerated basis over the vesting period of the award. Amortization of deferred employee stock-based compensation was $0.6 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively.
      Restructuring Charges. Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. In 2005, we recorded a non-recurring charge associated with our restructuring activities of $4.9 million, consisting of $3.5 million of employee severance costs and $1.4 million of leased facility exit costs.
      Impairment of Long-lived Assets. As a result of the discontinuation of all further Canvaxin development and manufacturing activities, we recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million in 2005 to write-down the carrying value of certain of our long-lived assets to their estimated fair value in accordance with SFAS No. 144.
      Interest Income. Interest income for the year ended December 31, 2005 was $1.8 million, compared to $0.9 million for the year ended December 31, 2004. The $0.9 million increase in interest income was primarily due to higher rates of interest on invested balances in 2005.
      Interest Expense. Interest expense for the year ended December 31, 2005 was $0.5 million, compared to $0.8 million for the year ended December 31, 2004. The $0.3 million decrease was primarily due to the capitalization of interest expense on our $18.0 million bank credit facility in 2005 related to the expansion of our biologics manufacturing facility.

Comparison of the Years Ended December 31, 2004 and 2003
      Revenues. Total revenues were $1.5 million for the year ended December 31, 2004, compared to no revenues for the year ended December 31, 2003. Revenues for the year ended December 31, 2004 consisted of license fee revenues of $0.3 million and collaborative research and development revenues of $1.2 million from our collaboration agreement with Serono. The $25.0 million up-front license fee received from Serono was being recognized as license fee revenue on a straight-line basis over approximately 3.3 years, which primarily represented the estimated period until regulatory approval and commercialization of Canvaxin in patients with Stage IV melanoma in the United States. Collaborative research and development revenues represent Serono’s 50% share of our pre-commercialization expenses under the agreement, which were incurred by us after the effective date of the collaboration agreement.
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
Liquidity and Capital Resources
      As of December 31, 2005, we had $51.2 million in cash, cash equivalents and securities available-for-sale as compared to $65.1 million as of December 31, 2004, a decrease of $13.9 million. This decrease was primarily due to the use of cash to fund ongoing operations, $3.1 million of payments for employee severance benefits and $13.8 million of net purchases of property and equipment, offset by payments aggregating $39.7 million received from Serono under the collaboration agreement and $11.8 million of proceeds from long-term debt.
      Net cash used in operating activities was $11.1 million for the year ended December 31, 2005, compared to $46.1 million for the year ended December 31, 2004. The increase in cash flows from operating activities was primarily due to payments aggregating $39.7 million received from Serono under the collaboration agreement, including the $25.0 million up-front license fee received from Serono in January 2005.
      Net cash used in investing activities was $2.1 million for the year ended December 31, 2005, compared to $26.4 million for the year ended December 31, 2004. Significant components of cash flows from investing activities for the year ended December 31, 2005 included a $12.1 million net decrease in our securities available-for-sale portfolio and $13.8 million of net purchases of property and equipment. Significant components of cash flows from investing activities for the year ended December 31, 2004 included a $19.6 million net increase in our securities available-for-sale portfolio, $7.2 million of purchases of property and equipment and a $0.7 million decrease in restricted cash.
      Net cash provided by financing activities was $11.5 million for the year ended December 31, 2005, compared to $11.4 million for the year ended December 31, 2004. Cash flows from financing activities for the year ended December 31, 2005 primarily consisted of proceeds from borrowings on our $18.0 million bank credit facility. Significant components of cash flows from financing activities for the year ended December 31, 2004 included the $12.0 million proceeds from the issuance of 1.0 million shares of our common stock to Serono in December 2004 and net payments on long-term debt of $1.0 million.
      Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	our ability to rapidly and cost-effectively complete the closure activities associated with our clinical trials and development and manufacturing activities for Canvaxin, and to sublease our manufacturing and warehouse facilities associated with Canvaxin on satisfactory terms;

•	our ability to sublease our corporate headquarters and research and development facility;

•	the costs involved in the research and preclinical and clinical development of D93 and our other anti-angiogenesis product candidates;

•	the costs involved in obtaining and maintaining regulatory approvals for our product candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the manufacturing costs associated with our product candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of new technologies and product candidates;

•	the risk of product liability claims inherent in the manufacturing, testing and marketing of therapies for treating people with cancer or other diseases; and

•	competing technological and market developments.
      Under our merger agreement with Micromet, either party may be obligated to pay a termination fee of $2.0 million if the merger agreement is terminated under certain circumstances. Additionally, we anticipate incurring an aggregate of approximately $2.4 million of expenses associated with the merger, of which we have incurred approximately $1.0 million through December 31, 2005.
      Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. We are actively seeking to sublease all three of our principal facilities. In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet. In connection with this workforce reduction, in 2006 we anticipate incurring approximately $3.0 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters and research and development facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although our remaining obligations under the operating lease for our corporate headquarters and research and development facility aggregated $11.2 million as of December 31, 2005. We may also incur additional contract termination and other restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.
      In December 2004, we entered into an $18.0 million loan and security agreement with a financing institution. As of December 31, 2005, we have borrowed the full $18.0 million available under the credit facility, of which $1.3 million was used to repay our outstanding borrowings under a credit facility secured in 2002 and the remaining borrowings were used to finance certain capital expenditures. At our election, borrowings under the credit facility bear interest at a variable interest rate equal to the greater of the bank’s prime rate or 4.75%. The interest rate on the outstanding borrowings under this credit facility was 7.25% as of December 31, 2005. Through December 31, 2005, we made interest-only payments on the outstanding borrowings under the credit facility. Commencing January 2006, we are also required to make principal payments due in 48 monthly installments. All borrowings under the credit facility must be paid in full by December 31, 2009.
      We have granted the financing institution a first priority security interest in substantially all of our assets, excluding our intellectual property. In addition to various customary affirmative and negative covenants, the loan and security agreement requires us to maintain, as of the last day of each calendar quarter, aggregate cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the then-outstanding borrowings under the credit facility. We were in compliance with our debt covenants as of December 31, 2005.
      The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of the loan and security agreement also require that it be repaid in full upon the occurrence of a change in control event, such as the consummation of our proposed merger with Micromet AG (see Note 10). Accordingly, as management believes it is probable that the proposed merger with Micromet will be consummated in

2006, we have classified the outstanding borrowings under the credit facility as current as of December 31, 2005.
      To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. Through December 31, 2005, we have received aggregate net proceeds of approximately $208.6 million from the sale of equity securities. In addition, through December 31, 2005, we have borrowed an aggregate of approximately $27.3 million under certain credit facilities primarily to finance the purchase of equipment and leasehold improvements. Our remaining obligation under these credit facilities as of December 31, 2005 consists solely of borrowings under our $18.0 million bank credit facility.
      We expect that operating losses and negative cash flows from operations will continue for at least the next several years. Absent our proposed merger with Micromet, we believe that our existing cash, cash equivalents and securities available-for-sale as of December 31, 2005 and the remaining cost-sharing payments from Serono associated with the costs of the discontinuation of the Canvaxin development program and manufacturing operations will be sufficient to meet our projected operating requirements until September 30, 2007.
      We will need to raise additional funds to meet future working capital and capital expenditure needs. We have filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We may also raise additional funds through additional debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock under our shelf registration statement or otherwise, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.
Contractual Obligations
      The following summarizes our long-term contractual obligations as of December 31, 2005 (in thousands):

		Payments Due by Period

		Less than	1 to	4 to	After
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years

Operating leases	$18,463	$2,762	$5,794	$6,210	$3,697
Contractual payments under licensing and research and development agreements	2,805	1,955	410	110	330
Equipment and tenant improvement loans	18,000	18,000	—	—	—
Installment obligation due to JWCI	125	125	—	—	—

	$39,393	$22,842	$6,204	$6,320	$4,027

      We have entered into three irrevocable standby letters of credit in connection with the operating leases for our three primary facilities. The amount of the letter of credit related to the operating lease for our corporate headquarters and research and development facility is $0.4 million, varying up to a maximum of $1.9 million based on our cash position. The amount of the letter of credit related to the operating lease for our manufacturing facility is $0.6 million, decreasing through the end of the lease term. The amount of the letter of credit related to the operating lease for our warehouse facility is $0.3 million. At each of December 31, 2005 and 2004, the amounts of the letters of credit totaled $1.3 million. To secure the letters of credit, we pledged twelve-month certificates of deposit for similar amounts as of December 31, 2005 and 2004 which have been classified as restricted cash in our consolidated balance sheets.
      We have entered into licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all potential product candidates under these agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay is at least $42 million over the terms of the related agreements in addition to royalties on net sales of each commercialized product.
Related Party Transactions
      For a description of our related party transactions, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
      Through December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
      In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, or FSP Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairments and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will adopt FSP Nos. 115-1 and 124-1 in the first quarter of 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of FSP Nos. 115-1 and 124-1, we do not anticipate that it will have a significant impact on our results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that employee stock-based compensation is measured based on its fair value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of equity awards outstanding as of adoption. In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123R until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we currently anticipate adopting SFAS No. 123R using the modified-prospective method effective January 1, 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that it will have a significant impact on our results of operations for 2006 and future periods although our overall financial position will not be effected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2005 and 2004, our financial instruments consisted principally of cash, cash equivalents and securities available-for-sale. These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.
      Borrowings under our $18.0 million bank credit facility secured in December 2004 bear interest at a variable interest rate equal to the greater of the bank’s prime rate or 4.75% (7.25% as of December 31, 2005) and therefore expose us to interest rate risk. Based on the outstanding borrowings under our $18.0 million bank credit facility at December 31, 2005 of $18.0 million, a 1% hypothetical increase in the prime rate would result in an approximately $0.2 million increase in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data
      See the list of financial statements filed with this report under Item 15 below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Ernst & Young LLP, independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their attestation report which is set forth below.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
of CancerVax Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CancerVax Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (the COSO criteria). CancerVax Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that CancerVax Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CancerVax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of CancerVax Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 9, 2006
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

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
      3.     Exhibits Required By Item 601 of Regulation S-K: See Item 15(b) below.
      (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description

2.01(1)	Agreement and Plan of Merger, dated as of January 6, 2006, by and among CancerVax Corporation, Carlsbad Acquisition Corporation, Micromet, Inc., and Micromet AG
2.02(1)	Voting Agreement, dated as of January 6, 2006, by and among CancerVax Corporation and certain stockholders of Micromet AG
2.03(1)	Voting Agreement, dated as of January 6, 2006, by and among Micromet AG and certain stockholders of CancerVax Corporation
2.04(2)	Agreement and Plan of Merger, dated January 8, 2002, by and among CancerVax Corporation, CMI Acquisition Corp. and Cell-Matrix, Inc.
3.01(3)	Amended and Restated Certificate of Incorporation
3.03(3)	Amended and Restated Bylaws
3.04(4)	Certificate of Designations for Series A Junior Participating Preferred Stock of CancerVax Corporation
4.01(5)	Form of Specimen Common Stock Certificate
4.02(6)	Third Amended and Restated Investors’ Rights Agreement, dated as of December 15, 2004, by and between CancerVax Corporation, Serono B.V. and the investors listed on Schedule A thereto
4.03(2)	Form of Warrant to Purchase Vendor Preferred Stock, Series 1
4.04(2)	Warrant to Purchase Vendor Preferred Stock, Series 2, dated September 6, 2002, issued to Venture Lending & Leasing III, LLC
4.05(2)	Form of Incidental Registration Rights Agreement
4.06(4)	Rights Agreement, dated as of November 3, 2004, between CancerVax Corporation and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of CancerVax Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
10.01(2)	Standard Industrial/ Commercial Single-Tenant Lease-Net, dated August 31, 2001, between Blackmore Airport Centre and CancerVax Corporation
10.02(2)	Lease, made as of July 22, 1999, between Spieker Properties, L.P. and John Wayne Cancer Institute
10.03(2)	Agreement of Lease Assignment, dated as of August 4, 2000, between John Wayne Cancer Institute and CancerVax Corporation
10.04(2)	First Amendment to Lease, entered into as of October 1, 2001, between EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.) and CancerVax Corporation (as successor in interest to John Wayne Cancer Institute)
10.05(2)	Second Amendment to Lease, entered into as of September 4, 2002, between EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.) and CancerVax Corporation (as successor in interest to John Wayne Cancer Institute)

Exhibit
Number		Description

10.06(7)		Third Amendment to Lease, entered into as of November 14, 2003, between CA-Marina Business Center Limited Partnership and CancerVax Corporation
10.07(8)		Fourth Amendment to Lease entered into as of January 18, 2005, between Marina Business Center, LLC and CancerVax Corporation
10.08(9)		Standard Industrial/ Commercial Multi-Tenant Lease — Net for 18120 Central Avenue, Los Angeles, California, executed as of August 18, 2004
10.09(2)#		Third Amended and Restated 2000 Stock Incentive Plan
10.10(2)#		2003 Employee Stock Purchase Plan
10.11(10)	#	CancerVax 2004 Management Incentive Compensation Plan
10.12(10)	#	CancerVax 2005 Management Incentive Compensation Plan
10.13(2)#		Form of Indemnification Agreement entered into by CancerVax Corporation with its directors and executive officers
10.14(9)#		Form of Amended and Restated Employment Agreement, dated as of November 15, 2004, between CancerVax Corporation and its executive officers
10.15(9)#		Amended and Restated Employment Agreement, dated as of November 15, 2004, between CancerVax Corporation and David F. Hale
10.16(2)		Assignment of Cross-License Agreement, dated as of July 31, 2000, by and among 3DLM, Inc., the John Wayne Cancer Institute and CancerVax Corporation
10.17(2)†		Cross-License Agreement, dated as of July 24, 1998, by and between CancerVax, Inc. and the John Wayne Cancer Institute
10.18(2)†		Agreement, dated as July 31, 2000, by and between Cancer Diagnostic Laboratories, Inc. and CancerVax Corporation
10.19(2)		Amendment No. 1 to CDL Agreement, dated as of December 15, 2000, by and between Cancer Diagnostic Laboratories, Inc. and CancerVax Corporation
10.20(2)		Second Amendment to CDL Agreement, dated as of May 1, 2002, between Cancer Diagnostic Laboratories, Inc. and CancerVax Corporation
10.21(2)		Contribution of Technology and Exchange Agreement, dated as of December 15, 2000, by and between Donald L. Morton, M.D. and CancerVax Corporation
10.22(2)		First Amendment to Contribution of Technology and Exchange Agreement, entered into as of May 1, 2002, between Donald L. Morton, M.D. and CancerVax Corporation
10.23(2)		Fetal Antigen License Agreement, dated as of December 15, 2000, by and between Donald L. Morton, M.D. and CancerVax Corporation
10.24(2)†		License Agreement, dated May 23, 2000, by and between the University of Southern California and Bio-Management, Inc.
10.25(2)†		License Agreement, dated September 19, 1999, by and between the University of Southern California and Bio-Management, Inc.
10.26(2)†		License Agreement, dated October 26, 2001, by and between The Scripps Research Institute and Cell-Matrix, Inc.
10.27(2)†		License Agreement, effective as of June 2, 2003, between New York University and Cell-Matrix, Inc.
10.28(2)		Assignment of Supply Agreement, entered into as of July 31, 2000, between 3DLM, Inc., f/k/a CancerVax, Inc., and CancerVax Corporation
10.29(2)†		Supply Agreement, entered into as of April 15, 1998, between CancerVax, Inc. and Organon Teknika Corporation
10.30(2)		Letter Agreement, entered into as of January 22, 2002, between the John Wayne Cancer Institute and CancerVax Corporation
10.31(11)	†	TGF-α HER-1 Vaccine License, Development, Manufacturing and Supply Agreement, dated July 13, 2004, by and among Tarcanta, Inc., Tarcanta, Ltd., CIMAB, S.A., YM BioSciences, Inc. and CIMYM, Inc.

Exhibit
Number		Description

10.32(11)	†	EGF Vaccine License, Development, Manufacturing and Supply Agreement, dated July 13, 2004, by and among Tarcanta, Inc., Tarcanta, Ltd. and CIMAB, S.A.
10.33(12)	†	Amended and Restated Collaboration Agreement, dated as of October 15, 2004, by and between Cell-Matrix, Inc., and Applied Molecular Evolution
10.34(6)†		Collaboration and License Agreement, dated as of December 15, 2004, by and between CancerVax Corporation and Serono Technologies S.A.
10.35(6)		Stock Purchase Agreement, dated as of December 15, 2004, by and between CancerVax Corporation and Serono B.V
10.36(7)		Loan and Security Agreement, dated December 23, 2004, entered into between CancerVax Corporation and Silicon Valley Bank
10.37(13)	#	CancerVax Corporation Amended and Restated 2003 Equity Incentive Award Plan
10.38(13)	#	Form of Time Based Vesting Option Agreement under the CancerVax Corporation Amended and Restated 2003 Equity Incentive Award Plan
10.39(14)		Amendment No. 1 to Collaboration Agreement, dated as of December 22, 2005, by and among CancerVax Corporation and Serono Technologies, S.A.
10.40(15)	#	Form of Employment Agreement between CancerVax Corporation and its executive officers
10.41(16)	#	Form of Restricted Stock Award Agreement (Performance Vesting)
10.42(16)	#	Form of Option Agreement (Time Vesting)
10.43(16)	#	Form of Option Agreement (Performance Vesting)
21.01		List of Subsidiaries
23.01		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Proxy/Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2006.

(2)	Incorporated by reference to CancerVax Corporation’s Proxy/Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 24, 2003.

(3)	Incorporated by reference to CancerVax Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(4)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to CancerVax Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 9, 2004.

(6)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2004.

(7)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004.

(8)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005.

(9)	Incorporated by reference to CancerVax Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

(10)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

(11)	Incorporated by reference to CancerVax Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(12)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(13)	Incorporated by reference to CancerVax Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2004.

(14)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

(15)	Incorporated by reference to CancerVax Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2005.

(16)	Incorporated by reference to CancerVax Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005.

#	Indicates management contract or compensatory plan.

†	CancerVax Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of CancerVax Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cancervax Corporation
Dated: March 16, 2006

By:	/s/ David F. Hale

David F. Hale
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David F. Hale David F. Hale	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ William R. LaRue William R. LaRue	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Ivor Royston Ivor Royston	Director (Chairman of the Board of Directors)	March 16, 2006

/s/ Michael G. Carter Michael G. Carter	Director	March 16, 2006

/s/ Clayburn La Force, Jr. Clayburn La Force, Jr.	Director	March 16, 2006

/s/ Donald L. Morton Donald L. Morton	Director	March 16, 2006

/s/ Barclay A. Phillips Barclay A. Phillips	Director	March 16, 2006

/s/ Phillip M. Schneider Phillip M. Schneider	Director	March 16, 2006

/s/ Gail S. Schoettler Gail S. Schoettler	Director	March 16, 2006

CANCERVAX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CancerVax Corporation:
      We have audited the accompanying consolidated balance sheets of CancerVax Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CancerVax Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CancerVax Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 9, 2006

CANCERVAX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$38,932	$40,588
Securities available-for-sale	12,263	24,485
Receivables under collaborative agreement	1,695	26,210
Other current assets	969	1,573

Total current assets	53,859	92,856
Property and equipment, net	1,805	15,650
Goodwill	5,381	5,381
Patents, net	842	625
Restricted cash	1,280	1,280
Other assets	130	368

Total assets	$63,297	$116,160

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,415	$11,354
Current portion of deferred revenue	—	7,595
Current portion of long-term debt	18,125	525

Total current liabilities	29,540	19,474
Deferred revenue, net of current portion	—	17,139
Long-term debt, net of current portion	—	6,355
Other liabilities	1,046	1,734
Commitments
Stockholders’ equity:
Preferred stock, $.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.00004 par value; 75,000 shares authorized; 27,924 and 27,808 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Additional paid-in capital	257,347	257,582
Accumulated other comprehensive loss	(10)	(71)
Deferred compensation	(230)	(1,276)
Accumulated deficit	(224,397)	(184,778)

Total stockholders’ equity	32,711	71,458

Total liabilities and stockholders’ equity	$63,297	$116,160

See accompanying notes to consolidated financial statements.

CANCERVAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Revenues:
License fee	$24,683	$316	$—
Collaborative research and development	15,925	1,210	—

Total revenues	40,608	1,526	—
Operating expenses:
Research and development	38,751	43,102	27,725
General and administrative	11,993	12,310	6,826
Amortization of employee stock-based compensation	555	1,864	2,643
Restructuring charges	4,918	—	—
Impairment of long-lived assets	25,366	—	—

Total operating expenses	81,583	57,276	37,194

Other income (expense):
Interest income	1,843	920	553
Interest expense	(487)	(756)	(932)

Total other income (expense)	1,356	164	(379)

Net loss	(39,619)	(55,586)	(37,573)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(7,867)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	—	(14,775)

Net loss applicable to common stockholders	$(39,619)	$(55,586)	$(60,215)

Basic and diluted net loss per share	$(1.42)	$(2.08)	$(13.30)

Weighted averaged shares used to compute basic and diluted net loss per share	27,848	26,733	4,527

The allocation of employee stock-based compensation is as follows:
Research and development	$81	$531	$838
General and administrative	474	1,333	1,805

	$555	$1,864	$2,643

See accompanying notes to consolidated financial statements.

CANCERVAX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Accumulated
	Convertible					Other			Total
	Preferred Stock		Common Stock		Additional	Comprehensive			Stockholders’
					Paid-In	Income	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Compensation	Deficit	(Deficit)

Balance at December 31, 2002	27,189	$1	496	$—	$14,409	$(43)	$(1,268)	$(68,977)	$(55,878)
Issuance of common stock under equity compensation plans and upon exercise of warrants	—	—	133	—	263	—	—	—	263
Deferred employee stock-based compensation	—	—	—	—	4,999	—	(4,999)	—	—
Amortization of deferred employee stock-based compensation, net	—	—	—	—	(271)	—	2,914	—	2,643
Issuance of stock options to consultants	—	—	—	—	131	—	—	—	131
Issuance of warrants in conjunction with a research consulting agreement	—	—	—	—	245	—	—	—	245
Issuance of common stock in initial public offering	—	—	6,000	—	65,139	—	—	—	65,139
Conversion of redeemable convertible preferred stock into common stock	—	—	13,892	1	145,623	—	—	—	145,624
Conversion of convertible preferred stock into common stock	(27,189)	(1)	6,215	—	1	—	—	—	—
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	14,775	—	—	(14,775)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	(7,867)	(7,867)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,573)	(37,573)
Unrealized gain on securities available-for-sale	—	—	—	—	—	46	—	—	46

Total comprehensive loss	—	—	—	—	—	—	—	—	(37,527)

Balance at December 31, 2003	—	—	26,736	1	245,314	3	(3,353)	(129,192)	112,773
Issuance of common stock under equity compensation plans, net	—	—	72	—	376	—	—	—	376
Amortization of deferred employee stock-based compensation, net	—	—	—	—	(213)	—	2,077	—	1,864
Issuance of stock options to consultants	—	—	—	—	105	—	—	—	105
Issuance of common stock in connection with collaboration agreement	—	—	1,000	—	12,000	—	—	—	12,000

						Accumulated
	Convertible					Other			Total
	Preferred Stock		Common Stock		Additional	Comprehensive			Stockholders’
					Paid-In	Income	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Compensation	Deficit	(Deficit)

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(55,586)	(55,586)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(74)	—	—	(74)

Total comprehensive loss	—	—	—	—	—	—	—	—	(55,660)

Balance at December 31, 2004	—	—	27,808	1	257,582	(71)	(1,276)	(184,778)	71,458
Issuance of common stock under equity compensation plans, net	—	—	116	—	242	—	—	—	242
Deferred employee stock-based compensation	—	—	—	—	324	—	(324)	—	—
Amortization of deferred employee stock-based compensation, net	—	—	—	—	(815)	—	1,370	—	555
Issuance of stock options to consultants	—	—	—	—	14	—	—	—	14
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(39,619)	(39,619)
Unrealized gain on securities available-for-sale	—	—	—	—	—	61	—	—	61

Total comprehensive loss	—	—	—	—	—	—	—	—	(39,558)

Balance at December 31, 2005	—	$—	27,924	$1	$257,347	$(10)	$(230)	$(224,397)	$32,711

See accompanying notes to consolidated financial statements.

CANCERVAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(39,619)	$(55,586)	$(37,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	631	2,113	2,913
Investment income from securities available-for-sale	148	413	216
Depreciation	2,359	2,071	1,891
Amortization of patents and other intangible assets	64	225	252
Deferred rent	(309)	324	446
Impairment of long-lived assets	25,366	—	—
Changes in operating assets and liabilities:
Receivables under collaborative agreement	24,515	(1,210)	—
Other assets	780	(599)	(759)
Accounts payable and accrued liabilities	(289)	6,433	1,742
Deferred revenue	(24,734)	(266)	—

Net cash used in operating activities	(11,088)	(46,082)	(30,872)
Cash flows from investing activities:
Purchases of property and equipment, net	(13,751)	(7,192)	(1,575)
Purchases of securities available-for-sale	(23,687)	(56,722)	(2,942)
Maturities of securities available-for-sale	35,822	37,161	1,998
Sale of securities available-for-sale	—	—	5,481
Increase in patents	(439)	(331)	(183)
(Increase) decrease in restricted cash	—	720	(450)

Net cash (used in) provided by investing activities	(2,055)	(26,364)	2,329
Cash flows from financing activities:
Proceeds from long-term debt	11,770	6,230	462
Payments on long-term debt	(525)	(7,253)	(2,900)
Proceeds from equity compensation plans, net	242	376	263
Proceeds from issuance of common stock, net	—	12,000	65,139
Proceeds from issuance of preferred stock, net	—	—	41,177

Net cash provided by financing activities	11,487	11,353	104,141
(Decrease) increase in cash and cash equivalents	(1,656)	(61,093)	75,598
Cash and cash equivalents at beginning of year	40,588	101,681	26,083

Cash and cash equivalents at end of year	$38,932	$40,588	$101,681

Supplemental cash flow information:
Cash paid during the year for interest	$783	$751	$750

Supplemental schedule of non-cash activities:
Unrealized gain (loss) on securities available-for-sale	$61	$(74)	$46

Issuance of warrants in connection with research consulting agreement	$—	$—	$245

Conversion of preferred stock into common stock	$—	$—	$145,624

Deferred up-front license fee receivable under collaborative agreement	$—	$24,684	$—

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
      On October 3, 2005, we announced that our board of directors had approved a restructuring plan designed to realign resources in light of the decision to discontinue the Phase 3 clinical trial of our lead product candidate, Canvaxin, in patients with Stage III melanoma, as well as all further development and manufacturing activities with respect to Canvaxin (see Note 2).
      On January 6, 2006, we entered into an Agreement and Plan of Merger and Reorganization with Micromet AG, or Micromet, a privately-held German company, as discussed more fully in Note 10.

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management has made a number of estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in conformity with accounting principles generally accepted in the United States. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets and restructuring activities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased. Our cash equivalents as of December 31, 2005 and 2004 totaled $36.9 million and $38.7 million, respectively, and consisted primarily of money market accounts.

Securities Available-for-Sale
      We consider investments with a maturity date of more than three months from the date of purchase to be short-term investments and we have classified these securities as available-for-sale. Such investments are carried at fair value. Changes in fair value are recorded as unrealized gains and losses which are included as accumulated other comprehensive income (loss) in stockholders’ equity. The cost of available-for-sale securities sold is determined based on the specific identification method.
      We review the fair value of our securities available-for-sale at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

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

Impairment of Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used, including property and equipment, patents and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or related asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. Long-lived assets to be disposed of are carried at fair value less costs to sell.
      In 2005, we performed a recoverability test of our long-lived assets, including property and equipment and patents, in accordance with SFAS No. 144 as a result of our decision to discontinue all further development and manufacturing activities with respect to Canvaxin and our proposed merger with Micromet (see Note 10). Our ability to recover the carrying value of our property and equipment is based on the estimated undiscounted future net cash flows expected to result from the disposition of our property and equipment, including the estimated future cash inflows from anticipated sales of property and equipment, net of estimated asset disposition costs. Our estimate of the undiscounted future net cash flows expected to result from the disposition of our property and equipment considered the physical condition of the assets, quoted market prices for similar assets and the period of time in which we intend to dispose of the assets.
      Our ability to recover the carrying value of our patents is based on the estimated undiscounted future net cash flows expected to result from our sublicensing of the rights to the patents and underlying technology, including the estimated future cash inflows from up-front, milestone and product sale royalty payments, net of estimated ongoing development costs. Our estimate of the undiscounted future net cash flows expected to result from the disposition of our patents considered the technology’s stage of development and market potential.
      Based on the recoverability analysis performed, management does not believe that the estimated undiscounted future cash flows expected to result from the disposition of certain of our long-lived assets

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are sufficient to recover the carrying value of these assets. Accordingly, in 2005 we recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million to write-down the carrying value of these assets to their estimated fair value, of which $25.2 million related to property and equipment and $0.2 million related to patents.

Property and Equipment
      Property and equipment, at cost, consists of the following (in thousands):

	December 31,

	2005	2004

Leasehold improvements	$22,966	$10,335
Manufacturing and laboratory equipment	8,967	6,364
Office equipment and furniture	1,919	1,735
Computer equipment	1,480	1,362
Construction in progress	—	1,908

	35,332	21,704
Less accumulated depreciation and amortization	(33,527)	(6,054)

	$1,805	$15,650

      During 2005, we capitalized to construction in progress a total of $0.4 million of interest costs related to the expansion of our biologics manufacturing facility in Los Angeles, California.
      As a result of our decision to discontinue all further development and manufacturing activities with respect to Canvaxin, in 2005 we recorded a non-recurring, non-cash charge for the impairment of property and equipment of $25.2 million, which is included in accumulated depreciation and amortization as of December 31, 2005. The impairment reserve is reduced as impaired assets are disposed.
      Property and equipment is depreciated over the estimated useful lives of the underlying assets (ranging from three to seven years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Patents
      We capitalize the costs associated with the preparation, filing and maintenance of certain of our patents and patent applications and amortize these costs on a straight-line basis over 14 years, which represents the expected life of the patents and patent applications. Gross patent costs were $1.2 million and $0.7 million, and accumulated amortization of patent costs was $0.4 million and $0.1 million as of December 31, 2005 and 2004, respectively. The estimated future annual amortization of patents is not anticipated to be significant.
      As a result of our decision to discontinue all further development and manufacturing activities with respect to Canvaxin, in 2005 we recorded a non-recurring, non-cash charge for the impairment of patents of $0.2 million, which is included in accumulated amortization of patent costs as of December 31, 2005.

Goodwill
      We have goodwill with a carrying value of $5.4 million at December 31, 2005 and 2004, which resulted from our acquisition of Cell-Matrix, Inc. in January 2002. We have assigned the goodwill to our Cell-Matrix reporting unit. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. In the fourth quarter of 2005, we performed our annual goodwill impairment assessment in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable.
      Subsequent to the completion of our annual goodwill impairment assessment for 2005, as a result of our proposed merger with Micromet (see Note 10), we performed an additional impairment assessment of our goodwill. In determining the fair value of our Cell-Matrix reporting unit for this goodwill impairment assessment, we assumed that the rights to the technology acquired from Cell-Matrix would be sublicensed to third parties in exchange for certain up-front, milestone and product sale royalty payments, and we would have no further involvement in the ongoing development and commercialization of the technology. The estimated future net cash flows resulting from the sublicensing of the technology were risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Based on the goodwill impairment assessment performed, we determined that the carrying amount of goodwill was recoverable.

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

Research and Development
      Research and development expenses consist primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, supplies and development materials, contract manufacturing, laboratory testing and research costs, facility costs and depreciation. Expenditures relating to research and development are expensed as incurred.

Net Loss Per Share
      We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average unvested common shares subject to repurchase, without consideration for common stock equivalents.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Numerator:
Net loss, as reported	$(39,619)	$(55,586)	$(37,573)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(7,867)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	—	(14,775)

Net loss applicable to common stockholders, as reported	$(39,619)	$(55,586)	$(60,215)

Denominator:
Weighted average common shares outstanding	27,856	26,784	4,643
Weighted average unvested common shares subject to repurchase	(8)	(51)	(116)

Weighted average common shares used to calculate basic and diluted loss per share	27,848	26,733	4,527

Basic and diluted net loss per share	$(1.42)	$(2.08)	$(13.30)

      The following common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be antidilutive (in thousands):

	December 31,

	2005	2004	2003

Common stock subject to repurchase	2	25	91
Stock options	5,599	3,182	2,032
Restricted stock awards	172	—	—
Stock warrants	86	86	86

	5,859	3,293	2,209

Stock-Based Compensation
      We account for our employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation expense related to employee stock awards is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price of the award. Deferred stock-based compensation is recognized for the difference between the exercise price of stock options granted and the estimated fair value of our common stock on the date of grant. Deferred stock-based compensation is amortized on an accelerated basis in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related awards, which is generally four years. In 2005, 2004 and 2003, we recognized stock-based compensation expense related to employee stock awards of $0.6 million, $1.9 million and $2.6 million, respectively.

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net loss and loss per share for 2005, 2004 and 2003 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended, to employee stock-based compensation. For purposes of the pro forma disclosures, the estimated fair value of employee stock awards is amortized to expense over the vesting period of the related awards using the accelerated method.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net loss applicable to common stockholders, as reported	$(39,619)	$(55,586)	$(60,215)
Add: Stock-based employee compensation expense included in net loss applicable to common stockholders, as reported	555	1,864	2,643
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(5,091)	(6,256)	(3,763)

Pro forma net loss applicable to common stockholders	$(44,155)	$(59,978)	$(61,335)

Loss per share:
Basic and diluted net loss per share, as reported	$(1.42)	$(2.08)	$(13.30)

Pro forma basic and diluted net loss per share	$(1.59)	$(2.24)	$(13.55)

      The fair value of our employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	71%	70%	70%
Risk-free interest rate	4.00%	3.25%	2.63%
Expected life in years	4.64	4.89	4.85
Weighted average per share grant date fair value:
Stock options granted with exercise prices below fair value	$—	$—	$7.14
Stock options granted with exercise prices equal to fair value	$2.71	$6.47	$6.29
      The fair value of our employee stock purchase plan, or ESPP, purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: dividend yield of 0%, volatility of 70%, risk-free interest rates of 3.28% and 1.99%, respectively, and expected life of 0.50 and 0.53 years, respectively. The weighted average grant date fair value of ESPP purchase rights was $1.09 and $3.95 per share for 2005 and 2004, respectively.
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

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that employee stock-based compensation is measured based on its fair value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of equity awards outstanding as of adoption. We will adopt SFAS No. 123R using the modified-prospective method effective January 1, 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that it will have a significant impact on our results of operations for 2006 and future periods although our overall financial position will not be effected.
      We also periodically grant stock options to non-employees in exchange for services, which we account for in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services. Accordingly, the value of stock options granted to non-employees, determined using the Black-Scholes option pricing model, is periodically revalued as the options vest and is recognized to expense over the related service period. In 2005, 2004 and 2003, we recognized expense related to non-employee stock options of approximately $14,000, $0.1 million and $0.1 million, respectively.

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
      In the ordinary course of our business, we enter into agreements with third parties, including corporate partners, contractors and clinical sites, which contain standard indemnification provisions. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. Although the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and accordingly, we have not accrued any liabilities for these agreements as of December 31, 2005.

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of New Accounting Standards
      In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, or FSP Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairments and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will adopt FSP Nos. 115-1 and 124-1 in the first quarter of 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of FSP Nos. 115-1 and 124-1, we do not anticipate that it will have a significant impact on our results of operations and financial position.

2.	Restructuring Activities
      Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees as of December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. We are actively pursuing sublease tenants for these two facilities as well as our corporate headquarters and research and development facility.
      In accordance with SFAS No. 146, Accounting for the Costs of Exit or Disposal Activities, during 2005, we recorded a non-recurring charge associated with our restructuring activities of $4.9 million, consisting of $3.5 million of employee severance costs and $1.4 million of leased facility exit costs. In 2005, we also recorded a non-recurring charge for contract termination costs of $0.2 million, which is included in research and development expenses. Included in accrued liabilities as of December 31, 2005 is a liability for restructuring activities of $2.5 million, consisting of $0.4 million of employee severance costs, $1.9 million of leased facility exit costs and $0.2 million of contract termination costs. The liability for employee severance costs of $0.4 million primarily represents the estimated future severance payments to be made to employees terminated in 2005. The liability for leased facility exit costs of $1.9 million represents the estimated future costs to be incurred under the operating leases for our biologics manufacturing facility and our warehouse facility, net of estimated sublease rentals. The liability for contract termination costs of $0.2 million represents the estimated future costs to be incurred under contracts terminated in 2005 in accordance with the contract terms.
      In January 2006, we implemented additional restructuring measures which, when fully implemented, will result in the further reduction of our workforce to approximately 10 employees by the completion of our proposed merger with Micromet (see Note 10). In connection with this workforce reduction, in 2006 we anticipate incurring approximately $3.0 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters and research and development facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although our remaining obligations under the operating lease for our corporate headquarters and research and development facility aggregated $11.2 million as of December 31, 2005. We may also incur additional contract termination and other restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities Available-For-Sale
      Securities available-for-sale consists of the following (in thousands):

			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized
	Cost	Interest	Gains	Losses	Fair Value

December 31, 2005:
U.S. government securities	$5,237	$45	$—	$(5)	$5,277
Corporate debt securities	6,938	53	—	(5)	6,986

	$12,175	$98	$—	$(10)	$12,263

December 31, 2004:
U.S. government securities	$9,897	$90	$—	$—	$9,987
Corporate debt securities	14,468	101	—	(71)	14,498

	$24,365	$191	$—	$(71)	$24,485

      All securities available-for-sale as of December 31, 2005 have contractual maturities of less than 12 months.
      None of our securities available-for-sale as of December 31, 2005 and 2004 were in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities were primarily caused by recent increases in market interest rates and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, and considering the relative insignificance of the unrealized loss positions, management does not believe these securities to be other-than-temporarily impaired as of December 31, 2005.

4.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,

	2005	2004

Accounts payable	$3,748	$4,963
Accrued employee benefits	1,032	2,967
Accrued clinical trial patient costs	914	1,047
Accrued payments under collaborative research and development agreements	1,900	800
Liability for restructuring activities	2,469	—
Other accrued liabilities and expenses	1,352	1,577

	$11,415	$11,354

5.	Related Party Transactions
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

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      JWCI provided us with certain services related to our Canvaxin Phase 3 clinical trials under a clinical trial services agreement and is a participating site in the clinical trials. As a result of our decision to discontinue the Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, as well as all further development and manufacturing activities with respect to Canvaxin, our agreements with JWCI were terminated in December 2005. In 2005, 2004 and 2003, we paid to JWCI $0.1 million, $0.3 million and $0.4 million, respectively, for services provided under the clinical trial services agreement, participation in the clinical trials and certain other services.
      We had a consulting and non-compete agreement with Dr. Morton that expired in September 2005. Under the terms of the agreement, as amended, we paid Dr. Morton $12,500 per month to provide consulting services related to the development and commercialization of Canvaxin and our other product candidates as well as consult on medical and technical matters as requested.
      Under an agreement we entered into in 2000 with OncoVac, Inc., an entity owned by Dr. Morton, we agreed to pay an aggregate of $1,250,000 to JWCI, of which $500,000 was paid upfront and the remainder is due in annual installments of $125,000 through June 2006. Of the total amount, $125,000 remains unpaid as of December 31, 2005 (see Note 6).

6.	Debt Obligations and Lease Commitments

Debt Obligations
      Debt consists of the following (in thousands):

	December 31,

	2005	2004

Equipment and tenant improvement loans	$18,000	$6,630
Installment obligations due to JWCI (Note 5)	125	250

	18,125	6,880
Current portion of debt	(18,125)	(525)

Long-term debt, less current portion	$—	$6,355

      In December 2004, we entered into an $18.0 million loan and security agreement with a financing institution. As of December 31, 2005, we have borrowed the full $18.0 million available under the credit facility, of which $1.3 million was used to repay our outstanding borrowings under a credit facility secured in 2002 and the remaining borrowings were used to finance certain capital expenditures. At our election, borrowings under the credit facility bear interest at a variable interest rate equal to the greater of the bank’s prime rate or 4.75%. The interest rate on the outstanding borrowings under this credit facility was 7.25% as of December 31, 2005. Through December 31, 2005, we made interest-only payments on the outstanding borrowings under the credit facility. Commencing January 2006, we are also required to make principal payments due in 48 monthly installments. All borrowings under the credit facility must be paid in full by December 31, 2009.
      We have granted the financing institution a first priority security interest in substantially all of our assets, excluding our intellectual property. In addition to various customary affirmative and negative covenants, the loan and security agreement requires us to maintain, as of the last day of each calendar quarter, aggregate cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the then-

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding borrowings under the credit facility. We were in compliance with our debt covenants as of December 31, 2005.
      The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of the loan and security agreement also require that it be repaid in full upon the occurrence of a change in control event, such as the consummation of our proposed merger with Micromet AG (see Note 10). Accordingly, as management believes it is probable that the proposed merger with Micromet will be consummated in 2006, we have classified the outstanding borrowings under the credit facility as current as of December 31, 2005.
      During 2001, we entered into a $4.0 million loan and security agreement with a financing institution pursuant to which we drew down the entire line of $4.0 million to finance certain capital expenditures. The outstanding borrowings under this credit facility were repaid in full in July 2005. We issued warrants in connection with this loan as discussed in Note 8.

Lease Commitments
      We lease our biologics manufacturing facility under an operating lease which expires in August 2011 with options to renew under varying terms. We also have a ten-year lease for our corporate headquarters and research and development facility that commenced in July 2002 and has two renewal options for five years each. We issued warrants in connection with this lease agreement as discussed in Note 8. In August 2004, we signed a seven-year lease for a warehouse facility near our manufacturing facility with an option to renew for an additional five years. We also lease certain office equipment under operating leases which expire through 2010.
      For accounting purposes, we recognize rent expense on a straight-line basis over the term of the related operating leases. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in other liabilities in the accompanying consolidated balance sheets. In 2005, 2004 and 2003, rent expense totaled $3.7 million, $3.2 million and $3.0 million, respectively.
      As discussed in Note 2, under the restructuring plan approved by our board of directors in October 2005, we closed our biologics manufacturing facility and our warehouse facility and we are actively pursuing sublease tenants for these two facilities as well as our corporate headquarters and research and development facility. There can be no assurance that we will ultimately be able to sublease these facilities on favorable terms to us, if at all, and we may incur certain costs associated with subleasing these facilities, including real estate agent commissions.
      We have entered into three irrevocable standby letters of credit in connection with the operating leases for our three primary facilities. The amount of the letter of credit related to the operating lease for our corporate headquarters and research and development facility is $0.4 million, varying up to a maximum of $1.9 million based on our cash position. The amount of the letter of credit related to the operating lease for our manufacturing facility is $0.6 million, decreasing through the end of the lease term. The amount of the letter of credit related to the operating lease for our warehouse facility is $0.3 million. At each of December 31, 2005 and 2004, the amounts of the letters of credit totaled $1.3 million. To secure the letters of credit, we pledged twelve-month certificates of deposit for similar amounts as of

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004 which have been classified as restricted cash in the accompanying consolidated balance sheets.
      Annual principal payments due under our debt obligations and annual future minimum payments under our lease commitments are as follows at December 31, 2005 (in thousands):

	Equipment	Installment
	and Tenant	Obligation	Operating
	Improvement Loans	Due to JWCI	Leases

2006	$18,000	$125	$2,762
2007	—	—	2,848
2008	—	—	2,946
2009	—	—	3,051
2010	—	—	3,159
Thereafter	—	—	3,697

	$18,000	$125	$18,463

7.	Collaborative Research and Development and Licensing Agreements

Serono
      In December 2004, we entered into a collaboration and license agreement with Serono for the worldwide development and commercialization of Canvaxin. Under the agreement, we received from Serono a $12.0 million payment in December 2004 for the purchase of 1.0 million shares of our common stock and a non-refundable up-front license fee of $25.0 million in January 2005. We initially deferred the up-front license fee from Serono and were recognizing it as license fee revenue on a straight-line basis over our estimated performance obligation period. Under the agreement, we were also entitled to receive milestone payments from Serono upon the achievement of certain development, regulatory and sales based objectives and we share equally with Serono certain costs to develop and commercialize Canvaxin in the United States. Collaborative research and development revenues recognized to date represent Serono’s 50% share of our Canvaxin pre-commercialization expenses under the collaboration agreement.
      As a result of the discontinuation of all further development and manufacturing activities with respect to Canvaxin, we have no further substantive performance obligations to Serono under the collaboration agreement related to the ongoing development and commercialization of Canvaxin. Accordingly, in 2005 we recognized the remaining deferred up-front license fee from Serono as revenue. Additionally, we do not anticipate receiving any of the milestone payments under the collaboration agreement, but we will continue to share equally with Serono certain costs associated with the discontinuation of the Canvaxin development program and manufacturing operations, as contemplated under the agreement.
      Serono may terminate the agreement for convenience upon 180 days prior notice. Either party may terminate the agreement for the material breach or bankruptcy of the other party. In the event of a termination of the agreement, rights to Canvaxin will revert to us.

CIMAB, S.A. and YM BioSciences, Inc.
      In July 2004, we signed agreements with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby we obtained the exclusive rights to develop and commercialize in a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, three specific active immunotherapeutic product candidates that target the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer. In exchange, we will pay

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to CIMAB and YM BioSciences technology access and transfer fees totaling $5.7 million, to be paid over the first three years of the agreement. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, and royalties on future sales of commercial products, if any. In late 2005, we announced plans to actively seek sublicensing opportunities for all three of these product candidates.
      Due to the stage of development of the licensed technology and the risk associated with technology developed in Cuba, the amounts payable to CIMAB and YM BioSciences prior to product commercialization are being charged to research and development expense. Through December 31, 2005, we have recognized an aggregate of $5.3 million of research and development expenses under the agreements, of which $3.1 million has been paid to CIMAB and YM BioSciences as of December 31, 2005.
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

Other Licensing and Research and Development Agreements
      We have entered into licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all potential product candidates under these agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay is at least approximately $42 million over the terms of the related agreements as well as royalties on net sales of each commercialized product.

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual future minimum payments under our licensing and research and development agreements, including our agreements with CIMAB and YM BioSciences, are as follows at December 31, 2005 (in thousands):

2006	$1,955
2007	355
2008	55
2009	55
2010	55
Thereafter	330

$2,805

8.	Stockholders’ Equity

Preferred Stock
      Prior to our initial public offering, or IPO, in November 2003, we issued shares of various series of redeemable convertible and convertible preferred stock and recorded non-cash charges related to the accrual of the dividends due on our redeemable convertible preferred stock and the accretion of the difference between the carrying value and redemption value of the redeemable convertible preferred stock. Additionally, in August 2003, we recorded a non-cash deemed dividend on our Series C redeemable convertible preferred stock of $14.8 million, as the Series C redeemable convertible preferred stock was considered to have been issued with a beneficial conversion feature. The charges associated with the accrued dividends, accretion and deemed dividend resulted in an increase to the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and a decrease to total stockholders’ equity. Upon completion of our IPO, all outstanding shares of our preferred stock automatically converted into an aggregate of 20.1 million shares of common stock.

Stock Warrants
      We have outstanding, fully exercisable stock warrants that upon cash exercise will result in the issuance of approximately 86,000 shares of our common stock. The exercise prices of the warrants are $10.78 per share and $11.75 per share and the warrants will expire between November 2006 and June 2013. The warrants provide the holder with the option to exercise the warrants with a (i) cash payment; (ii) cancellation of our indebtedness to the holder; or (iii) net issuance exercise based on the fair market value of our common stock on the date of exercise.

Equity Compensation Plans
      On June 10, 2004, our stockholders approved the Amended and Restated 2003 Equity Incentive Award Plan, or 2003 Plan, which effectively terminates the Third Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2003 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 2,500,000 shares, (ii) the number of shares of common stock remaining available for grant under the 2000 Plan as of June 10, 2004, and (iii) the number of shares of common stock underlying any options granted under the 2000 Plan on or before June 10, 2004 that expire or are canceled without having been exercised in full or that are repurchased by us. Additionally, on June 10 of each year during the term of the 2003 Plan commencing June 10, 2004, the number of shares authorized for the grant of equity awards under the 2003 Plan will increase by an amount equal to the lesser of (i) 5% of our outstanding common shares on such date, (ii) 2,500,000 shares, or (iii) a lesser amount determined by our board of directors. Potential types of

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity awards that may be granted under the 2003 Plan include stock options, restricted stock, stock appreciation rights, performance-based awards, dividend equivalents, stock payments and deferred stock. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock. Additionally, under certain circumstances, all or a portion of outstanding awards under the 2003 Plan may become immediately vested and exercisable in full upon a change of control, as defined in the 2003 Plan. Our proposed merger with Micromet, as described in Note 10, does not trigger the change of control provision under the 2003 Plan. To date, we have granted stock options and restricted stock under the 2003 Plan. At December 31, 2005, equity awards to purchase approximately 1,254,000 shares of our common stock remain available for grant under the 2003 Plan.
      Prior to its termination, the 2000 Plan, which was approved by our stockholders, allowed for the grant of incentive and nonstatutory stock options to purchase shares of our common stock to employees, directors, and third parties. Options granted under the 2000 Plan generally expire no later than ten years from the date of grant and vest over a period of four years. The 2000 Plan allowed for certain options to be exercised prior to the time such options are vested and all unvested shares of common stock are subject to repurchase at the exercise price paid for such shares. At December 31, 2005, 2004 and 2003, approximately 2,000, 25,000 and 91,000 shares, respectively, of common stock were subject to repurchase.
      A summary of stock option activity under the 2000 Plan and the 2003 Plan is as follows (shares in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2002	1,058	$2.12
Granted:
Exercise prices below fair value	895	3.45
Exercise prices equal to fair value	301	10.76
Exercised	(131)	2.00
Cancelled	(91)	2.44

Outstanding at December 31, 2003	2,032	3.98
Granted (all equal to fair value)	1,371	10.96
Exercised	(42)	2.66
Cancelled	(179)	8.39

Outstanding at December 31, 2004	3,182	6.76
Granted (all equal to fair value)	4,131	4.64
Exercised	(11)	2.66
Cancelled	(1,703)	7.35

Outstanding at December 31, 2005	5,599	$5.02

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding under our equity compensation plans at December 31, 2005:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(thousands)	(years)	Price	(thousands)	Price

$1.08-1.08	386	4.99	$1.08	386	$1.08
1.48-1.60	1,041	9.84	1.48	82	1.48
2.16-2.82	990	9.09	2.77	854	2.77
2.97-3.30	966	7.02	3.30	951	3.30
3.44-7.84	524	9.07	6.94	57	6.67
7.93-8.62	776	9.10	7.94	133	8.01
9.15-11.55	420	8.27	10.37	291	10.24
11.98-12.87	496	8.12	12.22	298	12.30

$1.08-12.87	5,599	8.44	$5.02	3,052	$4.57

      At December 31, 2005, 2004 and 2003, options to purchase approximately 3,052,000, 1,800,000 and 1,540,000 shares, respectively, were exercisable at weighted average exercise prices of $4.57, $3.77 and $3.06 per share, respectively.
      Included in the stock options granted in 2005 under the 2003 Plan were stock options to purchase approximately 860,000 shares of our common stock that would vest only upon our satisfaction of certain performance targets, of which stock options to purchase approximately 311,000 shares remain outstanding as of December 31, 2005. The vesting of these stock options is as follows: one-third of the shares subject to such options would vest upon the successful completion of all conformance lots required for submission of a Biologics License Application, or BLA, for Canvaxin, and the remaining two-thirds of the shares subject to such options would vest upon the approval of a BLA or equivalent marketing authorization for Canvaxin in the U.S or European Union. In February 2006, due to the previous discontinuation of all clinical trial and further development of Canvaxin, the compensation committee of our board of directors confirmed the termination of these stock options.
      In 2005, we also granted to certain employees restricted stock awards for the purchase of an aggregate of approximately 246,000 shares of our common stock under the 2003 Plan, of which awards to purchase approximately 172,000 shares remain outstanding as of December 31, 2005. The restricted stock awards give each employee the right to purchase an equivalent number of shares of our common stock at a purchase price per share equal to the par value of our common stock. The restricted stock is subject to repurchase until such time that it vests. The restricted stock awards would vest only upon our submission of a BLA for Canvaxin. In February 2006, due to the previous discontinuation of all clinical trial and further development of Canvaxin, the compensation committee of our board of directors confirmed the forfeiture of the remaining outstanding restricted stock awards.
      We also have an Employee Stock Purchase Plan, or ESPP, which was approved by our stockholders in 2003. The ESPP initially allowed for the issuance of up to 300,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. In 2005 and 2004, approximately 105,000 and

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
32,000 shares, respectively, were purchased under the ESPP and approximately 253,000 shares remain available for issuance under the ESPP as of December 31, 2005.

Stockholder Rights Plan
      On November 3, 2004, we adopted a Stockholder Rights Plan, or the Rights Plan. Pursuant to the Rights Plan, our board of directors declared a dividend distribution of one preferred share purchase right, or Right, on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. If we are acquired in a merger or other business combination transaction that has not been approved by our board of directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. Under certain circumstances, each Right will entitle the common stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an exercise price of $95.00 per share. Our board of directors will be entitled to redeem the Rights at $0.01 per right at any time before a person or group has acquired 15% or more of our outstanding common stock. The Rights Plan will expire in 2014. Our proposed merger with Micromet, as described in Note 10, does not trigger the exercise provisions under the Rights Plan.

Common Shares Reserved For Future Issuance
      At December 31, 2005, we have approximately 7,278,000 common shares reserved for issuance under our equity compensation plans and approximately 86,000 common shares reserved for issuance upon the exercise of outstanding stock warrants.

9.	Income Taxes
      There was no income tax benefit attributable to net losses for 2005, 2004 and 2003. The difference between taxes computed by applying the U.S. federal corporate tax rate of 35% and the actual income tax provision in 2005, 2004 and 2003 is primarily the result of establishing a valuation allowance on our deferred tax assets.
      The tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$46,198	$32,713
Orphan drug and research and development credit carryforwards	43,390	37,791
Property and equipment and intangibles	12,983	2,787
Deferred revenues	20	10,078
Accrued liabilities and deferred rent	1,618	1,485
Other, net	1,437	1,304

Total net deferred tax assets	105,646	86,158
Valuation allowance for deferred tax assets	(105,646)	(86,158)

Net deferred taxes	$—	$—

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The increase in the valuation allowance for deferred tax assets in 2005 and 2004 of $19.5 million and $31.0 million, respectively, was due primarily to the inability to utilize net operating loss, orphan drug and research and development credits.
      At December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $107.9 million and $147.0 million, respectively, which expire beginning in 2018 and 2010, respectively, unless previously utilized. We also had orphan drug credit carryforwards and research and development credit carryforwards for federal income tax purposes of approximately $39.7 million and $0.6 million, respectively, which expire beginning in 2019 unless previously utilized. In addition, we had research and development credit carryforwards for state income tax purposes of approximately $4.7 million, which are not expected to expire.
      In connection with our acquisition of Cell-Matrix, Inc. in 2002, we recognized approximately $1.8 million of net deferred tax assets consisting principally of federal and state net operating loss carryforwards, federal and state research and development credit carryforwards and tax basis in depreciable and amortizable assets. Due to the uncertainty over the realization of these assets, a valuation allowance has been recorded against the net deferred tax assets acquired. Subsequent tax benefits resulting from realization of these deferred tax assets will be applied to reduce the valuation allowance and goodwill related to the Cell-Matrix acquisition. As a result of the change in control for Cell-Matrix, the utilization of the acquired net operating loss and tax credit carryforwards will be subject to annual limitations in accordance with Internal Revenue Code, or IRC, Sections 382 and 383.
      Pursuant to IRC Sections 382 and 383, upon completion our proposed merger with Micromet (see Note 10), use of our net operating loss and tax credit carryforwards will be limited.

10.	Subsequent Event — Merger
      On January 6, 2006, we entered into an Agreement and Plan of Merger and Reorganization with Micromet that contains the terms and conditions of our proposed merger with that company. The merger agreement provides that our wholly-owned subsidiary, Carlsbad Acquisition Corporation, will merge with and into Micromet, Inc., or Micromet Parent, a newly created parent corporation of Micromet. Micromet Parent will become a wholly-owned subsidiary of ours and will be the surviving corporation of the merger. Pursuant to the terms of the merger agreement, we will issue to Micromet stockholders shares of our common stock and will assume all of the stock options, stock warrants and restricted stock of Micromet outstanding as of the merger closing date, such that the Micromet stockholders, option holders, warrant holders and note holders will own approximately 67.5% of the combined company on a fully-diluted basis and our stockholders, option holders and warrant holders will own approximately 32.5% of the combined company on a fully-diluted basis.
      Because Micromet stockholders will own approximately 67.5% of the voting stock of the combined company after the merger, Micromet is deemed to be the acquiring company for accounting purposes and the transaction will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, our assets and liabilities will be recorded as of the merger closing date at their estimated fair values.
      The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code. The merger is subject to customary closing conditions, including approval by our stockholders. We anticipate the merger will be completed in the second quarter of 2006. Either party may be obligated to pay a termination fee of $2.0 million if the merger agreement is terminated under certain circumstances. Additionally, we anticipate incurring an aggregate of approximately $2.4 million of expenses associated with the merger, of which we have incurred approximately $1.0 million

CANCERVAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through December 31, 2005. We filed with the U.S. Securities and Exchange Commission on February 13, 2006 a registration statement on Form S-4 that will be amended and includes a preliminary proxy statement/ prospectus and other relevant documents in connection with the proposed merger.

11.	Quarterly Financial Data (unaudited)
      The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues(1)	$6,626	$6,246	$26,015	$1,721
Total operating expenses(2)(3)	13,602	13,841	36,415	17,725
Net loss	(6,613)	(7,194)	(9,990)	(15,822)
Basic and diluted net loss per common share	(0.24)	(0.26)	(0.36)	(0.57)

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$—	$—	$—	$1,526
Total operating expenses	12,890	12,851	15,768	15,767
Net loss	(12,831)	(12,754)	(15,656)	(14,345)
Basic and diluted net loss per common share	(0.48)	(0.48)	(0.59)	(0.53)

(1)	Included in total revenues in the third quarter of 2005 is the remaining deferred up-front license fee received from Serono of $19.7 million (see Note 7).

(2)	Included in total operating expenses in the third and fourth quarters of 2005 are non-recurring, non-cash charges for the impairment of long-lived assets of $22.8 million and $2.6 million, respectively (see Note 1).

(3)	Included in total operating expenses in the fourth quarter of 2005 is a non-recurring charge associated with our restructuring activities totaling $5.1 million (see Note 2).