Form 10-Q
period 2006-03-31
MICROMET, INC.
filed 2006-05-10
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 0-50440
MICROMET, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2110 Rutherford Road, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
(760) 494-4200
(Registrant’s telephone number, including area code)
CANCERVAX CORPORATION
(Former Name)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of May 8, 2006 was 29,164,241.

MICROMET, INC.
(FORMERLY CANCERVAX CORPORATION)
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc. (formerly CancerVax Corporation)
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,851	$38,932
Securities available-for-sale	658	12,263
Receivables under collaborative agreement	434	1,695
Property and equipment held for sale	967	—
Other current assets	762	969

Total current assets	45,672	53,859
Property and equipment, net	96	1,805
Goodwill	5,381	5,381
Patents, net	840	842
Restricted cash	1,280	1,280
Other assets	114	130

Total assets	$53,383	$63,297

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,624	$11,415
Current portion of long-term debt	17,146	18,125

Total current liabilities	26,770	29,540
Other liabilities	421	1,046
Commitments
Stockholders’ equity:
Common stock, $0.00004 par value; 75,000 shares authorized; 28,130 and 27,924 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	258,601	257,347
Accumulated other comprehensive loss	—	(10)
Deferred compensation	—	(230)
Accumulated deficit	(232,410)	(224,397)

Total stockholders’ equity	26,192	32,711

Total liabilities and stockholders’ equity	$53,383	$63,297

See accompanying notes to condensed consolidated financial statements.

Micromet, Inc. (CancerVax Corporation)
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
License fee	$—	$1,899
Collaborative research and development	452	4,727

Total revenues	452	6,626
Operating expenses:
Research and development	2,416	10,084
General and administrative	3,099	3,518
Restructuring charges	2,733	—
Impairment of long-lived assets	358	—

Total operating expenses	8,606	13,602
Interest income, net	141	363

Net loss	$(8,013)	$(6,613)

Basic and diluted net loss per share	$(0.29)	$(0.24)

Weighted average shares used to compute basic and diluted net loss per share	27,960	27,797

See accompanying notes to condensed consolidated financial statements.

Micromet, Inc. (CancerVax Corporation)
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,013)	$(6,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	946	349
Investment income from securities available-for-sale	65	92
Depreciation	72	662
Amortization of patents and other intangible assets	18	14
Deferred rent	(525)	44
Impairment of long-lived assets	358	—
Changes in operating assets and liabilities:
Receivables under collaborative agreement	1,261	21,483
Other assets	207	28
Accounts payable and accrued liabilities	(1,390)	387
Deferred revenue	—	(1,899)

Net cash (used in) provided by operating activities	(7,001)	14,547
Cash flows from investing activities:
Purchases of property and equipment, net	(18)	(6,387)
Proceeds from sale of property and equipment	331	—
Purchases of securities available-for-sale	—	(4,849)
Maturities of securities available-for-sale	11,550	12,897
Increase in patents	(17)	(102)

Net cash provided by investing activities	11,846	1,559
Cash flows from financing activities:
Payments on long-term debt	(979)	(261)
Proceeds from long-term debt	—	3,615
Proceeds from equity compensation plans, net	53	24

Net cash (used in) provided by financing activities	(926)	3,378
Increase in cash and cash equivalents	3,919	19,484
Cash and cash equivalents at beginning of period	38,932	40,588

Cash and cash equivalents at end of period	$42,851	$60,072

See accompanying notes to condensed consolidated financial statements.

Micromet, Inc. (CancerVax Corporation)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements as of March 31, 2006, and for the three months ended March 31, 2006 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Certain stock-based compensation amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the current period presentation.
     In October 2005, we announced the discontinuation of our Phase 3 clinical trial of our leading product candidate, Canvaxin, in patients with Stage III melanoma, based on the recommendation of the independent Data and Safety Monitoring Board, or DSMB. In April 2005, we announced the discontinuation of our Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma based upon a similar recommendation of the independent DSMB. As a result of the discontinuation of the Canvaxin Phase 3 clinical trials, in October 2005 we announced the discontinuation of all further development and manufacturing activities with respect to Canvaxin and a restructuring plan. As of March 31, 2006, as a result of our proposed merger with Micromet AG or Micromet (Note 4), we had discontinued substantially all research and development activity and had either disposed of, or were in the process of disposing of, assets that were not anticipated to be acquired by Micromet. See Notes 2-4 for further discussion of these events.
     Unless otherwise indicated, the share and per share amounts included herein do not reflect the closing of the merger with Micromet AG or the 1-for-3 reverse stock split that became effective upon the closing of our merger with Micromet.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the U. S. Securities and Exchange Commission (SEC) adopted a new rule amending the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for us beginning in the quarter ended March 31, 2006.

     Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no outstanding awards with market or performance conditions. We adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of our fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
     Stock-Based Compensation under SFAS 123R
     As permitted by SFAS No. 123R, we utilized the Black-Scholes option-pricing model (“Black-Scholes model”) as our method of valuation for share-based awards granted. The Black-Scholes model was previously utilized for our pro forma information required under SFAS No. 123. The determination of the fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The weighted-average estimated fair value of employee stock options granted during the three month period ended March 31, 2006 and March 31, 2005 was $1.00 and $4.44, per share respectively, using the Black-Scholes option-pricing model with the following assumptions (annualized percentages):

	Three Months Ended, March 31
	2006	2005
Expected volatility	75.0%	70.0%
Risk-free interest rate	4.75%	3.95%
Dividend yield	0.0%	0.0%
Expected term	1.1 years	4.84 years
     Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first quarter of fiscal 2006. If pre-vesting forfeitures occur in the future, we will record the benefit related to such forfeitures as the forfeitures occur. In the pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.

     Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands, except per share data):

Three months ended
March 31, 2006
Research and development	$298
General and administrative	632

Employee stock-based compensation expense	$930

Employee stock-based compensation expense, per common share, basic and diluted:	$(0.03)

     Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock-based compensation under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123. Accordingly, stock-based compensation expense related to employee stock awards was recorded if, on the date of grant, the fair value of the underlying stock exceeded the exercise price of the award. Deferred stock-based compensation was recognized for the difference between the exercise price of stock options granted and the estimated fair value of our common stock on the date of grant. Deferred compensation was amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.
     Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and were periodically revalued as the options vested and were recognized as expense over the related service period.
     As required under SFAS No. 123, the pro forma effects of employee stock-based compensation on net loss were estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.
     The following table illustrates our pro forma information (in thousands, except per share data):

Three months ended
March 31, 2005
Net loss as reported	$(6,613)
Add: Stock-based employee compensation expense included in reported net loss	334
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,861)

Pro forma net loss	$(8,140)

Pro forma net loss per share	$(0.29)

2. Restructuring Activities
     Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees as of December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. In January 2006, we implemented additional restructuring measures, which resulted in further reduction of our workforce to 6 employees at the closing of our merger with Micromet (see Note 4) and will ultimately result in the termination of substantially all of our employees and the sublease or closure of all our facilities.

     In accordance with SFAS No. 146, Accounting for the Costs of Exit or Disposal Activities, we recorded non-recurring charges in 2005 and the first quarter of 2006 associated with our restructuring activities. The charges consist of employee severance costs, leased facility exit costs and contract termination costs. The liability for employee severance costs primarily represents the estimated future severance payments to be made to employees terminated as a result of our restructuring plan. The liability for leased facility exit costs represents the estimated future costs, net of sublease rentals, to be incurred under the operating leases for our biologics manufacturing facility, our warehouse facility and the portion of our corporate headquarters and research and development facility we have ceased using. The liability for contract termination costs represents the estimated future costs to be incurred under contracts that were terminated in 2005 in accordance with the contract terms. All such restructuring liabilities are included in accrued liabilities in the accompanying March 31, 2006 condensed consolidated balance sheet.
     Restructuring charges incurred are as follows (in thousands):

		Cumulative
	Three months	charges as of
	ended March	March 31,
	31, 2006	2006

Employee severance costs	$1,556	$5,053
Net adjustment to leased facility exit costs	1,720	3,623
Write-off of deferred rent	(543)	(1,025)
Contract termination costs	—	218

	$2,733	$7,869

     A reconciliation of restructuring liabilities from December 31, 2005 to March 31, 2006 is as follows (in thousands):

	Employee	Leased	Contract
	severance	facility exit	termination
	costs	costs	costs	Total

Balance at December 31, 2005	$348	$1,903	$218	$2,469
Costs incurred during period	1,556	1,589	—	3,145
Adjustments during the period	—	131	—	131
Costs paid during the period	(1,145)	(511)	(120)	(1,776)

Balance at March 31, 2006	$759	$3,112	$98	$3,969

     In the second quarter of 2006, we expect to incur approximately $0.7 million of additional employee severance costs. We also anticipate incurring additional leased facility exit costs in 2006, primarily related to our corporate headquarters facility. At this time, we are unable to reasonably estimate the expected amount of such additional leased facility exit costs, although we are obligated to make future operating lease payments of approximately $2.6 million related to the portion of our corporate headquarters we still occupy as of March 31, 2006. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.
3. Impairment of Long-Lived Assets and Property and Equipment Held for Sale
     In 2005, we performed a recoverability test of our long-lived assets, including property and equipment and patents, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as a result of our decision to discontinue all further development and manufacturing activities with respect to Canvaxin and our proposed merger with Micromet (Note 4). Based on the recoverability analysis performed, management did not believe that the estimated undiscounted future cash flows expected to result from the disposition of certain of our long-lived assets were sufficient to recover the carrying value of these assets. Accordingly, in 2005 we recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $25.4 million to write-down the carrying value of these assets to their estimated fair value, of which $25.2 million related to property and equipment and $0.2 million related to patents.
     During the three months ended March 31, 2006, we began to actively market the property and equipment which had a carrying value of $1.8 million. Management also determined that the plan of sale criteria in SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, had been met. Accordingly, management reevaluated its estimate of fair value less the cost to sell the assets and determined that an additional impairment should be recognized for the property and equipment. Current markets and third party interest for the property and equipment indicate that we will not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the property and equipment to their fair value, less costs to sell, of $1.0 million and we recorded a non-recurring, non-cash charge for the impairment of property and equipment of $0.4 million, which is included in accumulated depreciation and amortization as of March 31, 2006. The carrying value of the property and equipment as of March 31, 2006 has been reclassified to property and equipment held for sale in the accompanying balance sheet and the impairment reserve is reduced as impaired assets are disposed. Although we believe the current carrying value represents the fair value of the property and equipment, it is possible the actual results of a sale could materially differ from amounts estimated.
4. Merger
     On May 5, 2006, we completed our merger with Micromet AG based on the Agreement and Plan of Merger and Reorganization with Micromet AG, dated January 6, 2006, and amended as of March 17, 2006, that contains the terms and conditions of our merger with that company. Per the terms of the merger agreement, our wholly owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc. (formerly known as Micromet, Inc.), or Micromet Parent, a newly created parent corporation of Micromet. Micromet Parent became a wholly-owned subsidiary of ours and will be the surviving corporation of the merger. Pursuant to the terms of the merger agreement, we issued to Micromet stockholders 19,761,687 shares of our common stock (subsequent to a 1-for-3 reverse stock split of our common stock effective upon the closing of the merger) and assumed all of the stock options, stock warrants and restricted stock of Micromet outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders own approximately 67.5% of the combined company on a fully-diluted basis and the stockholders, option holders and warrant holders of CancerVax prior to the merger own approximately 32.5% of the combined company on a fully-diluted basis.
     Because former Micromet AG stockholders own approximately 67.5% of the voting stock of the combined company after the merger, Micromet is deemed to be the acquiring company for accounting purposes and the transaction will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, our assets and liabilities will be recorded as of the merger closing date at their estimated fair values.
5. Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, reduced by the weighted average unvested common shares subject to repurchase, without consideration for common stock equivalents.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net loss, as reported	$(8,013)	$(6,613)
Denominator:
Weighted average common shares outstanding	27,960	27,812
Weighted average unvested common shares subject to repurchase	—	(15)

Weighted average common shares used to calculate basic and diluted loss per share	27,960	27,797

Basic and diluted net loss per share	$(0.29)	$(0.24)

     The following common stock equivalents were excluded from the calculation of actual and diluted net loss per share as their effect would be antidilutive (in thousands):

	Three Months Ended March 31,
	2006	2005
Common stock subject to repurchase	—	12
Stock options	4,488	5,039
Restricted shares	—	231
Stock warrants	86	86

	4,574	5,368

6. Comprehensive Loss
     For the three months ended March 31, 2006 and 2005, comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(8,013)	$(6,613)
Unrealized gain on securities available-for-sale	10	31

Total comprehensive loss	$(8,003)	$(6,582)

7. Segment Information
     We operate in one segment, which is the research, development and commercialization of novel biological products for the treatment and control of cancer. The chief operating decision-makers review our operating results on an aggregate basis and we manage our operations as a single operating segment.
8. Related Party Transactions
     We were founded in 1998 by Donald L. Morton, M.D., who is currently Medical Director and Surgeon-in-Chief and a member of the board of directors of the John Wayne Cancer Institute, or JWCI, a cancer research institute located in Santa Monica, California. Prior to the closing of the merger with Micromet, Dr. Morton was a member of our board of directors and a significant stockholder of CancerVax. Since our inception in 1998, we have entered into various transactions with Dr. Morton and entities affiliated with Dr. Morton, including JWCI.
     JWCI provided us with certain services related to our Canvaxin Phase 3 clinical trials under a clinical trial services agreement and was a participating site in the clinical trials. As a result of our decision to discontinue the Phase 3 clinical trials of Canvaxin in patients with Stage III and Stage IV melanoma, as well as all further development and manufacturing activities with respect to Canvaxin, our agreements with JWCI were terminated in December 2005. During the three months ended March 31, 2006 and 2005, we paid to JWCI $27,000, and $47,000, respectively, for services provided under the clinical trial services agreement, participation in the clinical trials and certain other services.
     We had a consulting and non-compete agreement with Dr. Morton that expired in September 2005. Under the terms of the agreement, as amended, we paid Dr. Morton $12,500 per month to provide consulting services related to the development and commercialization of Canvaxin and our other product candidates as well as consult on medical and technical matters as requested.
     Under an agreement we entered into in 2000 with OncoVac, Inc., an entity owned by Dr. Morton, we agreed to pay an aggregate of $1,250,000 to JWCI, of which $500,000 was paid upfront and the remainder is due in annual installments of $125,000 through June 2006. Of the total amount, $125,000 remains unpaid as of March 31, 2006.
9. Guarantees
     In the ordinary course of our business, we enter into agreements with third parties, including corporate collaborators, contractors and clinical sites, which contain standard indemnification provisions. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. Although the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and accordingly, we have not accrued any liabilities for these agreements as of March 31, 2006.

10. Debt Obligations and Lease Commitments
     In December 2004, we entered into an $18.0 million loan and security agreement with a financing institution. As of December 31, 2005, we had borrowed the full $18.0 million available under the credit facility, of which $17.0 million remains unpaid as of March 31, 2006.
     The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of the loan and security agreement also require that it be repaid in full upon the occurrence of a change in control event, such as the consummation of our merger with Micromet, however the financing institution consented to the merger without requiring that the combined company immediately pay down any portion of the note. We are currently in negotiations with the financing institution which will culminate in the proposal by the financing institution of alternative payment plans that could include paying down all, part or none of the outstanding obligation. Since we cannot anticipate the outcome of such negotiations, we have classified the outstanding borrowings as a current liability as of March 31, 2006.
     On May 5, 2006, we increased our irrevocable standby letter of credit, and related pledged certificates of deposit, by $1.0 million as required under the terms of the operating lease for our corporate headquarters and research and development facility as our outstanding cash and investment balance fell below $50.0 million as of March 31, 2006.
11. Stockholders’ Equity
     Equity Incentive Plan
     On June 10, 2004, our stockholders approved the Amended and Restated 2003 Incentive Award Plan or 2003 Plan, which effectively terminated the Third Amended and Restated 2000 Stock Incentive Plan. Under the 2003 Plan, options may be granted to employees and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Options granted during the first three months of 2006, except for those granted to the President and Chief Executive Officer, allow for vesting in full upon the termination of the recipient’s employment or service with the Company. At March 31, 2006, approximately 2.1 million shares were available for future grants under the 2003 Plan.
     The following is a summary of stock option activity under the 2003 Plan through March 31, 2006 (shares in thousands):

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2006	5,599	$5.02
Granted	465	2.89
Exercised	(43)	1.52
Cancelled	(1,533)	5.63

Outstanding at March 31, 2006	4,488	$4.63

     The following is a further breakdown of the options outstanding as of March 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number	Average
Range of Exercise	Options Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	(thousands)	Life (years)	Price	(thousands)	Price
$1.08-1.08	337	4.74	$1.08	337	$1.08
1.48-1.48	797	9.59	1.48	255	1.48
2.16-2.81	41	6.57	2.36	41	2.36
2.82-2.82	644	9.03	2.82	612	2.82
2.87-2.90	465	9.99	2.89	—	—
3.30-3.30	767	6.71	3.30	761	3.30
3.97-7.84	294	8.78	7.03	94	6.97
7.93-7.93	474	8.86	7.93	82	7.93
8.12-12.87	669	7.95	11.37	445	11.14

$1.08-12.87	4,488	8.29	$4.63	2,627	$4.33
     For the three months ended March 31, 2006, share-based compensation expense related to stock options was $0.9 million. As of March 31, 2006, there was $2.9 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The aggregate intrinsic value of options exercised during the period ended March 31, 2006 and outstanding and exercisable at March 31, 2006 was approximately $0.1 million, $1.7 million and $1.0 million, respectively.
     Employee Stock Purchase Plan
     As of March 31, 2006, there are no participants in the Employee Stock Purchase Plan.
12. Subsequent Events
     In April 2006, we entered into an assignment and assumption of lease with American Bioscience, Inc., pursuant to which we assigned the lease of the company’s property located in Marina Del Rey, California to American Bioscience. The assignment was effective as of May 1, 2006. Also in April 2006, we entered into a sublease agreement with Genoptix, Inc., pursuant to which Genoptix subleased 46,527 rentable square feet of the 61,618 rentable square feet currently leased by us in Carlsbad, California. The term of the sublease commenced on May 1, 2006 and will expire on June 30, 2012. Scheduled sublease rental payments over the term of the agreement are $5.8 million. Our estimated lease exit liability related to these facilities is included in accrued liabilities as of March 31, 2006.
     Effective upon the closing of our merger with Micromet on May 5, 2006, the following actions that had been previously approved by our stockholders took effect: (i) our certificate of incorporation was amended to authorize the issuance of 150,000,000 shares of common stock, (ii) a 1-for-3 reverse stock split, and (iii) a name change from CancerVax Corporation to Micromet, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II – Item 1A, below, under the caption, “Risk Factors.”
     Because the merger between CancerVax and Micromet was not completed until after the quarter ended March 31, 2006, the discussion of historical financial condition and results of operations addresses the interim financial statements of CancerVax and does not address the financial condition or results of operations of Micromet. For additional information on Micromet, please refer to the selected historical consolidated financial data of Micromet, the selected unaudited pro forma condensed financial data of the combined company, and other materials filed with, or incorporated by reference into, our amended registration statement on Form S-4 filed on March 31, 2006, with the U.S. Securities and Exchange Commission.
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in CancerVax’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
Overview
     The formation of Micromet, Inc. through the merger of CancerVax Corporation and Micromet AG created a biopharmaceutical company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer and inflammatory and autoimmune diseases.
     Merger of CancerVax Corporation and Micromet AG
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, or Micromet, a privately-held German company, pursuant to which CancerVax’s wholly owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., or Micromet Parent, a newly created parent corporation of Micromet. Micromet Parent became a wholly owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet stockholders shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet outstanding as of May 5, 2006, such that the former Micromet stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax has been renamed “Micromet, Inc.” and the company’s Nasdaq National Market ticker symbol has been changed to “MITI.” On March 31, 2006, CancerVax filed an amended registration statement on Form S-4 with the U.S. Securities and Exchange Commission that includes a proxy statement / prospectus and other relevant documents in connection with the merger.
     Discontinuation of Canvaxin Clinical Trials and Development and Manufacturing Activities
     On October 3, 2005, CancerVax and Serono Technologies, S.A., CancerVax’s Canvaxin collaboration partner, announced the discontinuation of the Phase 3 clinical trial of the companies’ leading product candidate, Canvaxin, in patients with Stage III melanoma, based on the recommendation of the independent Data and Safety Monitoring Board, or DSMB, with oversight responsibility for this clinical trial. In April 2005, CancerVax announced the discontinuation of Phase 3 clinical trial of Canvaxin in patients with Stage IV melanoma based upon a similar recommendation of the independent DSMB. As a result of the discontinuation of both of the Canvaxin Phase 3 clinical trials, in October 2005 CancerVax and Serono announced the discontinuation of all further development and manufacturing activities with respect to Canvaxin.
     In October 2005, CancerVax announced that its board of directors had approved a restructuring plan designed to realign resources in light of the decision to discontinue the Phase 3 clinical trial of Canvaxin in patients with Stage III melanoma, as well as all further development of Canvaxin and manufacturing activities at the company’s Canvaxin manufacturing facilities. Under the restructuring plan, CancerVax reduced its workforce from 183 to 52 employees at December 31, 2005, and closed its biologics manufacturing and warehouse facilities.

     In January 2006, CancerVax implemented additional restructuring measures that resulted in the further reduction of the company’s workforce to 6 employees by the completion of the merger with Micromet in May 2006 and will ultimately result in the termination of substantially all of CancerVax’s employees and the sublease or closure of all of CancerVax’s facilities. In connection with this workforce reduction, in 2006 we, the combined company, anticipate incurring approximately $0.7 million of additional CancerVax employee severance costs.
     In April 2006, CancerVax entered into an assignment and assumption of lease with American Bioscience, Inc., pursuant to which CancerVax assigned the lease of the company’s property located in Marina Del Rey, California to American Bioscience. The assignment was effective as of May 1, 2006. Also in April 2006, CancerVax entered into a sublease agreement with Genoptix, Inc., pursuant to which Genoptix subleased 46,527 rentable square feet of the 61,618 rentable square feet currently leased by CancerVax in Carlsbad, California. The term of the sublease commenced on May 1, 2006 and will expire on June 30, 2012. At this time, we, the combined company, are unable to reasonably estimate our additional leased facility exit costs, although we are obligated to make future operating lease payments of approximately $2.6 million related to the portion of our corporate headquarters we still occupy as of March 31, 2006. We may also incur additional costs related to CancerVax’s contract terminations and other restructuring costs. We anticipate that the restructuring efforts will be substantially completed by the end of the second quarter of 2006.
     Ongoing Business Activities
     Prior to the merger, Micromet was a privately-held, German biopharmaceutical company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer and inflammatory and autoimmune diseases with significant unmet medical needs. Micromet’s pre-merger product pipeline consisted of two clinical product candidates, adecatumumab, or MT201, MT103, and five preclinical product candidates, which are designated MT110, MT203, MT204, BiTE™-I and BiTE™-II.
     Micromet’s clinical program for adecatumumab, its lead product, began in September 2001 with a Phase 1 clinical trial in patients with hormone-refractory prostate cancer. Phase 2 clinical trials were started in February 2004 in patients with prostate cancer, and in March 2004 in patients with metastatic breast cancer. Adecatumumab, or MT201, is being evaluated as a monotherapy in these two clinical trials. In addition, adecatumumab is being evaluated in a Phase 1 clinical trial in combination with docetaxel in patients with metastatic breast cancer. An Investigational New Drug Application, or IND, was approved by the U.S. Food and Drug Administration, or FDA, in November 2004 for a Phase 2 clinical trial in patients with metastatic breast cancer.
     A second clinical program with MT103, a BiTETM compound, is in a Phase 1 dose escalation clinical trial in patients with indolent, non-Hodgkin’s Lymphoma. Our product candidates in pre-clinical development include therapeutic human antibodies and BiTETM molecules that may be used to treat patients with inflammatory diseases or cancer.
     Prior to the merger, CancerVax was a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. Prior to the merger, CancerVax’s product candidates in research and preclinical development included four humanized, anti-angiogenic monoclonal antibodies and several peptides that may be useful for the treatment of patients with various solid tumors. In February 2006, CancerVax filed an IND with the FDA to initiate a Phase 1 clinical trial for D93, CancerVax’s leading humanized, anti-angiogenic monoclonal antibody, in patients with solid tumors.
     CancerVax also had rights to three product candidates targeting the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer, and the combined company plans to actively seek sublicensing opportunities for these product candidates.
     As of the time of the merger, CancerVax’s efforts to identify, develop and commercialize and, in the case of the three product candidates that target the EGFR signaling pathway, to sublicense, these product candidates are in an early stage and, therefore, these efforts are subject to a high risk of failure.
     CancerVax was incorporated in Delaware in June 1998 and has incurred net losses since inception. CancerVax has a limited history of operations. To date, CancerVax has funded its operations primarily through sales of equity securities as well as bank financing to fund certain equipment and leasehold improvement expenditures. Since its inception, Micromet has financed its operations through private placements of preferred stock, government grants for research, research-contribution revenues from its collaborations with pharmaceutical companies, and debt financing. To date, Micromet has incurred significant expenses and has not achieved any product revenues from sales of its products.

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
Research and Development
     Through March 31, 2006, CancerVax’s research and development expenses consisted primarily of costs associated with the clinical development of Canvaxin, including costs associated with the Phase 3 clinical trials of Canvaxin, production of Canvaxin for use in these clinical trials and manufacturing process, quality systems and analytical development for Canvaxin, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. CancerVax charged all research and development expenses to operations as they were incurred.
     Micromet’s research and development expenses have historically consisted of costs incurred to discover, research and develop product candidates. These expenses consisted primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Micromet expensed research and development costs as incurred.
     The combined company expects to incur substantial additional research and development expenses that may increase from historical levels as it moves its compounds into more advanced stages of clinical development and increases its pre-clinical efforts for its human antibodies and BiTE™ molecules in anti-inflammatory and autoimmune diseases and cancer.
     Micromet’s strategic collaborations and license agreements generally provided for Micromet’s research, development and commercialization programs to be partly or wholly funded by its collaborators and provided Micromet with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations.
     Under Micromet’s adecatumumab, or MT201, collaboration agreement with Ares Trading, S.A., a wholly-owned subsidiary of Serono International, S.A., Micromet received a $10,000,000 up-front payment from Serono and the agreement provides for potential future clinical development milestone payments of up to an additional $138,000,000. The company’s collaboration agreement with MedImmune for MT103 provides for potential future milestone payments and royalty payments based on net sales from MT103. A second agreement with MedImmune for the development of new BiTETM molecules provides for potential future milestone payments and royalty payments based on future sales of the BiTETM product candidates currently under development. The potential milestone payments are subject to successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.
     Under CancerVax’s collaboration agreement with Serono, the company was entitled to receive milestone payments upon the achievement of certain development, regulatory and sales-based objectives related to Canvaxin. As a result of the discontinuation of all further development and manufacturing activities with respect to Canvaxin, we do not anticipate receiving any of these milestone payments, but we will continue to share equally with Serono certain costs associated with the discontinuation of the Canvaxin development program and manufacturing operations, as contemplated under the collaboration agreement. Serono may terminate the collaboration agreement for convenience upon 180 days prior notice. Either party may terminate the agreement for the material breach or bankruptcy of the other party. In the event of a termination of the agreement, rights to Canvaxin will revert to us.
     We intend to pursue additional collaborations to provide resources for further development of our product candidates and expect to continue to grant technology access licenses. However, we cannot forecast with any degree of certainty whether we will be able to enter into collaborative agreements, and if we do, on what terms we might do so. We may also seek funding through public or private financings. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets and restructuring activities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There has been only one significant change to our critical accounting policies from those included in our Form 10-K for the year ended December 31, 2005 as noted below.
Share-Based Compensation
     On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R and SEC Staff Accounting Bulletin No. 107, Share-Based Payment or SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During the first quarter of fiscal 2006, we began recognizing share-based compensation, under SFAS No. 123R, for all awards granted during the first quarter of fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented SFAS No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS No. 123R, have not been adjusted to reflect fair value of share-based compensation expense.
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of SFAS No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. SFAS No. 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first quarter of fiscal 2006. The effect of pre-vesting forfeitures on our recorded expense was determined to be negligible due to the predominant monthly vesting of option grants. If pre-vesting forfeitures occur in the future, we will record the benefit related to such forfeitures as the forfeitures occur. Prior to our adoption of SFAS No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Results of Operations
     Comparison of the Three Months Ended March 31, 2006 and 2005
     Revenues. Total revenues were $0.5 million for the three months ended March 31, 2006, compared to $6.6 million for the three months ended March 31, 2005. Revenues for the three months ended March 31, 2006 consisted of collaborative research and development revenues of $0.5 million from our collaboration agreement with Serono. Revenues for the three months ended March 31, 2005 consisted of license fee revenues of $1.9 million and collaborative research and development revenues of $4.7 million from our collaboration agreement with Serono. License fee revenues represent the portion of the $25.0 million up-front license fee received from Serono in January 2005 recognized as revenue. As a result of the discontinuation of Canvaxin development and manufacturing activities, we have no further substantive performance obligations to Serono under the collaboration agreement related to the ongoing development and commercialization of Canvaxin. Collaborative research and development revenues represent Serono’s 50% share of our Canvaxin pre-commercialization expenses under the agreement, which were incurred by us after the effective date of the collaboration agreement.
     Research and Development Expenses. Research and development expenses were $2.4 million for the three months ended March 31, 2006, compared to $10.1 million for the three months ended March 31, 2005. The $7.7 million decrease in research and development expenses was due primarily to decreased personnel expenses resulting from the reduction in our workforce in connection with our restructuring activities and decreased clinical trial and related expenses due to the discontinuation of the Phase 3 clinical trials of Canvaxin in October 2005. During the three months ended March 31, 2006, research and development expenses included approximately $0.3 million in share-based compensation expense as a result of our adoption of SFAS No. 123R.
     General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended March 31, 2006, compared to $3.5 million for the three months ended March 31, 2005. The $0.4 million decrease in general and administrative expenses was primarily due to decreased personnel expenses resulting from the reduction in our workforce in connection with our restructuring activities, offset by increased outside legal fees primarily related to our merger. During the three months ended March 31, 2006, general and administrative expenses included approximately $0.6 million in share-based compensation expense as a result of our adoption of SFAS No. 123R.
     Restructuring Charges. In January 2006, we implemented additional restructuring measures whereby we reduced our workforce from 52 to 29 employees at March 31, 2006 and subleased the first floor of our corporate headquarters and research and development facility. For the three months ended March 31, 2006, we recorded a non-recurring charge associated with our restructuring activities of $2.7 million, consisting of $1.5 million of employee severance costs and $1.2 million of leased facility exit costs.
     Impairment of Long-lived Assets. As a result of the discontinuation of all further development and manufacturing activities, we recorded a non-recurring, non-cash charge for the impairment of long-lived assets of $0.4 million in the first quarter of 2006 to write-down the carrying value of certain of our long-lived assets to their estimated fair value in accordance with SFAS No. 144.
Interest Income, Net
     Interest Income. Interest income for the three months ended March 31, 2006 was $0.5 million, compared to $0.4 million for the three months ended March 31, 2005. The $0.1 million increase in interest income was primarily due to higher rates of interest on invested balances in 2006.
     Interest Expense. Interest expense for the three months ended March 31, 2006 was $0.3 million, compared to $43,000 for the three months ended March 31, 2005. The $0.3 million increase was primarily due to the capitalization of interest expense on our $18.0 million bank credit facility in 2005 related to the expansion of our biologics manufacturing facility.

Liquidity and Capital Resources
     As of March 31, 2006, we had $43.5 million in cash, cash equivalents and securities available-for-sale as compared to $51.2 million as of December 31, 2005, a decrease of $7.7 million. This decrease was primarily due to the use of cash to fund ongoing operations, $1.1 million of payments for employee severance benefits and $1.0 million to pay down long-term debt, offset by $1.7 million payment received from Serono under the collaboration agreement and $0.3 million of proceeds from the sale of property and equipment.
     Net cash used in operating activities was $7.0 million for the three months ended March 31, 2006, compared to $14.5 million provided by operating activities for the three months ended March 31, 2005. The decrease in cash flows from operating activities was primarily due to payments received from Serono under the collaboration agreement during the three months ended March 31, 2005, aggregating $26.2 million, including the $25.0 million up-front license fee received from Serono in January 2005.
     Net cash provided by investing activities was $11.8 million for the three months ended March 31, 2006, compared to $1.6 million for the three months ended March 31, 2005. Significant components of cash flows from investing activities for the three months ended March 31, 2006 included an $11.6 million net decrease in our securities available-for-sale portfolio and $0.3 million of proceeds from the sale of property and equipment. Significant components of cash flows from investing activities for the three months ended March 31, 2005 included an $8.0 million net decrease in our securities available-for-sale portfolio and $6.4 million of purchases of property and equipment.
     Net cash used in financing activities was $0.9 million for the three months ended March 31, 2006, compared to $3.4 million provided by financing activities for the three months ended March 31, 2005. Significant components of cash flows from financing activities for the three months ended March 31, 2006 included the net payments on long-term debt of $1.0 million. Cash flows from financing activities for the three months ended March 31, 2005 primarily consisted of proceeds from borrowings on our $18.0 million bank credit facility.
     Under the restructuring plan approved by our board of directors in October 2005, we reduced our workforce from 183 to 52 employees at December 31, 2005 and closed our biologics manufacturing facility and our warehouse facility. In January 2006, we implemented additional restructuring measures which will result in further reduction of our workforce to 6 employees at the closing of our merger with Micromet and ultimately will result in the termination of substantially all of our employees and the sublease or closure of all the former CancerVax facilities.
     At this time, we are unable to reasonably estimate the expected amount of the additional leased facility exit costs related to the portion of our corporate headquarters and research and development facility we still occupy, although our remaining obligations related to this space aggregated $2.6 million as of March 31, 2006. In the second quarter of 2006 we expect to incur approximately $0.7 million of additional employee severance costs. We may also incur additional contract termination and other restructuring costs. We anticipate that our restructuring efforts will be substantially completed by the end of the second quarter of 2006.
     In December 2004, we entered into an $18.0 million loan and security agreement with a financing institution. As of December 31, 2005, we had borrowed the full $18.0 million available under the credit facility, of which $17.0 million remains unpaid as of March 31, 2006. The interest rate on the outstanding borrowings under this credit facility was 7.75 % as of March 31, 2006. Commencing January 2006, we began making principal payments which are due in 48 monthly installments. All borrowings under the credit facility must be paid in full by December 31, 2009, unless otherwise accelerated under certain conditions, including a merger, as further discussed below.
     We have granted the financing institution a first priority security interest in substantially all of our assets, excluding our intellectual property. In addition to various customary affirmative and negative covenants, the loan and security agreement requires us to maintain, as of the last day of each calendar quarter, aggregate cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the then-outstanding borrowings under the credit facility. We were in compliance with our debt covenants as of March 31, 2006.
     The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of our loan and security agreement require that it be repaid in full upon the occurrence of a change of control event, such as the consummation of CancerVax’s merger with Micromet, however the financing institution consented to the merger without requiring that the combined company immediately pay down any portion of the note. We are currently in negotiations with the financing institution which will culminate in the proposal by the financing institution of alternative payment plans that could include paying down all, part or none of the outstanding obligation.
     To date, CancerVax funded its operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing.
     We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. CancerVax filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We may also raise additional funds through additional debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock under our shelf registration statement or otherwise, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.
     CancerVax entered into three irrevocable standby letters of credit in connection with the operating leases for its three primary facilities. The amount of the letter of credit related to the operating lease for our corporate headquarters and research and development facility is $0.4 million, varying up to a maximum of $1.9 million based on our cash position. The amount of the letter of credit related to the operating lease for our manufacturing facility is $0.6 million, decreasing through the end of the lease term. The amount of the letter of credit related to the operating lease for our warehouse facility is $0.3 million. At each of March 31, 2006 and December 31, 2005, the amounts of the letters of credit totaled $1.3 million. To secure the letters of credit, we pledged twelve-month certificates of deposit for similar amounts as of March 31, 2006 and December 31, 2005 which have been classified as restricted cash in our consolidated balance sheets. On May 5, 2006, we increased our irrevocable standby letter of credit, and related pledged certificates of deposit, by $1.0 million as required under the terms of the operating lease for our corporate headquarters as our outstanding cash and investment balance fell below $50.0 million as of March 31, 2006.
     We have entered into licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all potential product candidates under CancerVax’s licensing and research and development agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay is at least $42 million over the terms of the related agreements in addition to royalties on net sales of each commercialized product.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger transaction, the ongoing restructuring activities related to the CancerVax business, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, and plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval, producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006 and the discussions set forth below under the caption “Risk Factors.”

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
     Borrowings under our $18.0 million bank credit facility secured in December 2004 bear interest at a variable interest rate equal to the bank’s prime rate or 4.75% (7.75% as of March 31, 2006) and therefore expose us to interest rate risk. Based on the outstanding borrowings under our $18.0 million bank credit facility at March 31, 2006 of $17.0 million, a 1% hypothetical increase in the prime rate would result in an approximately $0.2 million increase in our annual interest expense.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time. References to “we,” “us” and “our” in these risk factors refer to the operations of the combined company following the merger of Micromet and CancerVax.
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is difficult to predict or identify all such factors and many of the risk factors identified below have changed from those previously disclosed in our 2005 Annual Report on Form 10-K. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
Risks Relating to the Merger
We will need to modify our finance and accounting systems, procedures and controls to integrate the operations of CancerVax into the operations of Micromet, which modifications may be time consuming and expensive to implement, and there is no guarantee that we will be able to do so.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that we currently have adequate finance and accounting systems, procedures and controls for our business on a standalone basis, we will need to upgrade the existing, and implement additional, procedures and controls to incorporate the operations of Micromet. These updates may require significant time and expense, and there can be no guarantee that we will be successful in implementing them. Furthermore, the managerial, financial and accounting personnel who worked for CancerVax prior to its merger with Micromet have either terminated or are expected to terminate their employment with us soon after the merger. The loss of these personnel could limit our ability to successfully complete these updates. If we are unable to complete the required modifications to our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.
If we are not successful in integrating our business operations, we may not be able to operate efficiently.
     Achieving the benefits of the merger will depend in part on the successful integration of the technical and business operations of CancerVax into Micromet in a timely and efficient manner. The integration process requires coordination of the personnel of both companies, and involves the integration of systems, applications, policies, procedures, business processes and operations. This process may be difficult and unpredictable because of possible conflicts and differing opinions on business, scientific and regulatory matters. Moreover, the integration of the two companies will present challenges resulting from the transatlantic nature of the combined company. If we cannot successfully integrate our technical and business operations and personnel, we may not realize the expected benefits of the merger.
Integrating our business operations may divert management’s attention away from our operations.
     The successful integration of CancerVax into Micromet’s technical and business operations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in our clinical trials and product development programs and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs in completing our business integration activities.
     We expect to incur significant costs integrating CancerVax’s technical and business operations into Micromet, which include costs for:
•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining administrative teams and processes;

•	reorganization of facilities and disposition of excess facilities; and

•	relocation or disposition of excess equipment.
If we fail to retain key employees, the benefits of the merger could be diminished.
     The successful integration of CancerVax into Micromet will depend, in part, on the retention of key personnel. There can be no assurance that the combined company will be able to retain its key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the merger. Additionally, the voluntary resignation of William R. LaRue, our Chief Financial Officer, will become effective June 1, 2006. While Mr. LaRue has agreed to provide consulting services to us through August 15, 2006, we will need to find a replacement for Mr. LaRue quickly. Any delay or failure in replacing Mr. LaRue could have a material adverse impact on our business.
If one or more of our product candidates cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.
     Following the merger, we have two product candidates in clinical trials, and we plan to commence clinical trials for one additional product candidate in 2006 and at least one product candidate in 2007. All of these product candidates must be rigorously tested in clinical trials, and be shown to be safe and effective before the U.S. Food and Drug Administration or other regulatory authorities outside the U.S. will consider them for approval. Failure to demonstrate that one or more of our product candidates is safe and effective, or significant delays in demonstrating such safety and efficacy, could diminish the benefits of the merger. Failure to obtain marketing approval of one or more of our product candidates from appropriate regulatory authorities, or significant delays in obtaining such approval, could diminish the benefits of the merger. If approved for sale, our product candidates must be successfully commercialized. Failure to successfully commercialize one or more of our product candidates could diminish the benefits of the merger.
The merger may result in dilution of future earnings per share to the former stockholders of CancerVax and Micromet.
     The merger may result in greater net losses or a weaker financial condition compared to that which would have been achieved by either CancerVax or Micromet on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipated, or could have other adverse effects that the companies did not foresee. In addition, some of the assumptions that either company made in connection with the decision to complete the merger, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in greater losses as compared to the losses that would have been incurred by either CancerVax or Micromet if the merger had not occurred.
Risk Relating to Our Common Stock
We face possible delisting from the Nasdaq National Market, which would result in a limited public market for our common stock.
     Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. There are several requirements for the continued listing of our common stock on the Nasdaq National Market including, but not limited to, a minimum stockholders’ equity value of $10.0 million and a minimum stock bid price of $1.00 per share. While we currently are in compliance with these requirements, there can be no guarantee that we will continue to remain in compliance. As of March 31, 2006, CancerVax had a stockholders’ equity value of approximately $26.2 million, and our closing stock price as of May 8, 2006 was $8.98 per share. While we expect that our stock would continue to trade on the Over The Counter Bulletin Board following any delisting from the Nasdaq National Market, any such delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, a delisting could have an adverse effect on our ability to raise such equity capital.
Future sales of our common stock may cause our stock price to decline.
     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of our shares could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Within 45 days after the closing of the merger we are required to file a “shelf” registration statement on Form S-3 (or, if we are not eligible to use Form S-3, any other form that we are eligible to use) covering the resale by former affiliates of Micromet Parent or Micromet of shares of CancerVax Common Stock issued as merger consideration. We have also registered shares of our common stock that we may issue under our stock incentive plans and employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
Our stock price may be volatile, and you may lose all or a substantial part of your investment.
     The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	the financial markets’ acceptance of the merger between Micromet and CancerVax, and our ability to successfully integrate our operations following the merger;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	announcements of the results of clinical trials by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaboration partners;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us or our competitors;

•	our ability to successfully complete sublicensing arrangements with respect to our product candidates that target the EGFR signaling pathway;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.

If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.
     Our officers and directors, together with their affiliates, may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
Risks Relating to Our Financial Results and Need for Financing
CancerVax and Micromet have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve profitability.
     CancerVax and Micromet have incurred losses from each of their inceptions through March 31, 2006, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue. In October 2005, CancerVax announced restructuring activities connected with its operations, including workforce reductions, and incurred non-recurring charges associated with these restructuring activities. We anticipate that we will incur additional costs as a result of ongoing CancerVax restructuring activities in 2006, including additional employee severance costs, costs associated with exiting CancerVax’s three facilities and contract terminations. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us. If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize our product candidates and our ability to operate as a going concern may be adversely affected.
     We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors that may affect our future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:
•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	our ability to complete the restructuring activities associated with our former CancerVax operations;

•	costs associated with litigation, including our ongoing litigation with Curis, Inc.; and

•	competing technological and market developments.
     We have filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. We expect to seek additional funding through public or private financings and may seek additional funding for programs that are not currently licensed to collaborators, from new strategic collaborators. However, the biotechnology market in general, and the market for our common stock, in particular, is likely to be highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
     If we raise additional funds through the issuance of equity securities, our stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.
     Micromet had an outstanding promissory note issued to Curis in the amount of €2,000,000. While we do not believe that the merger triggers the obligation to repay any substantial amounts under the terms of this note, Curis has informed us that it does not agree with our interpretation and has initiated a legal action regarding this matter. In the event that we are required to repay any substantial portion of the amounts outstanding under this note, it would have a material adverse effect on our financial resources in the near term.
Our operating and financial flexibility, including our ability to borrow money, is limited by certain debt arrangements.
     In December 2004, CancerVax entered into a loan and security agreement with a financing institution, and borrowed the full $18.0 million available under this credit facility. In order to secure its obligations under this loan and security agreement, CancerVax granted the bank a first priority security interest in substantially all of its assets, excluding its intellectual property. CancerVax used the proceeds from the loan agreement primarily to construct and equip an additional production suite in its manufacturing facility and to create additional warehouse and laboratory space to support its manufacturing operations. The terms of our loan and security agreement require that it be repaid in full upon the occurrence of a change of control event, such as the consummation of CancerVax’s merger with Micromet, however the financing institution consented to the merger without requiring that the combined company immediately pay down any portion of the note. We are currently in negotiations with the financing institution, which will culminate in the proposal by the financing institution of alternative payment plans that could include paying down all, part or none of the outstanding obligation.
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
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of our product candidates;

•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support;

•	the timing of milestone and other payments that we may be required to make to others; and

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the progress of our CancerVax restructuring activities;
     These factors may cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
     Our financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you that our estimates, or the assumptions underlying them, will be correct. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
Risks Relating to Our Collaborations
We are dependent on collaborators for the development and commercialization of many of our product candidates. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.
     The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Serono and MedImmune. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.
     The risks that we face in connection with these collaborations include the following:
•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborator were to terminate an agreement, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation or delay of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the collaboration with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.
     If Serono merges with, is acquired by, or acquires another company, it may adversely impact our development of adecatumumab, or MT201.
     Serono was recently rumored to have been the target of potential merger discussions. If Serono were to merge with, be acquired by, or acquire another company, it is likely that that company would evaluate whether to continue the development of adecatumumab, or MT201. If Serono’s acquiror or merger partner elected not to continue the collaboration with us, the rights to develop adecatumumab would revert back to us. Serono has the right to terminate our collaboration upon 180 days written notice. There can be no guarantee that we would be able to find a replacement collaborator to continue the development of adecatumumab on terms as favorable as the Serono collaboration, or at all. Additionally, if a replacement collaborator could be located, the process of identifying and negotiating the terms of the relationship with such a collaborator, would likely be time consuming and expensive. As a result, we could experience a material delay or complete cessation in developing adecatumumab, which would likely have a material adverse impact on our future business prospects, results of operations, liquidity and capital resources.
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
Risks Related to Our Business, Industry, Strategy and Operations
We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.
     Our product candidates face competition with existing and new products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of antibody-based therapeutics for the treatment of cancer and inflammatory disease is highly competitive. A number of entities are seeking to identify and patent antibodies, potentially active proteins and other potentially active compounds without specific knowledge of their therapeutic function. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us.
     Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for further internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. For those programs that are subject to a collaboration agreement, competitors may discover, develop and commercialize products, which render our products non-competitive or obsolete. We expect competition to intensify in antibody research as technical advances in the field are made and become more widely known.
The product candidates in our pipeline are in early stages of development and our efforts to develop and commercialize these product candidates are subject to a high risk of failure. If we fail to successfully develop our product candidates, our ability to generate revenues will be substantially impaired.
     The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of attrition for product candidates in preclinical and clinical trials. All of our product candidates are in early stages of development, so we will require substantial additional financial resources, as well as research, development and clinical capabilities, to pursue the development of these product candidates, and we may never develop an approvable product.
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
Since our product candidates may have different efficacy profiles in certain clinical indications, sub-indications or patient profiles and we have limited resources, our election to focus on a particular indication, sub-indication and patient profile may result in our failure to capitalize on other potentially profitable applications of our product candidates.
     We have limited financial and managerial resources. These limitations require us to focus on a select group of product candidates in specific therapeutic areas and to forego the exploration of other product opportunities. While our technologies may permit us to work in multiple areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions as to resource allocation may not lead to the development of viable commercial products and may divert resources away from other market opportunities, which ultimately prove to be more profitable.
Our growth could be limited if we are unable to attract and retain key personnel and consultants.
     Our success depends on the ability to attract, train and retain qualified scientific and technical personnel to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business and operating results. Locating candidates with the appropriate qualifications can be difficult. Although we expect to be able to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, we may not be able to do so.
     Any growth and expansion into areas and activities that may require additional human resources or expertise, such as regulatory affairs and compliance, would require us to either hire new key personnel or obtain such services via an outsourcing arrangement. The pool of personnel with the skills that we require is limited, and we may not be able to hire or contract such additional personnel.
Risks Relating to Our Intellectual Property and Litigation
Our success depends on whether we are able to maintain and enforce our licensing arrangements with various third party licensors.
     We hold rights to commercialize our anti-angiogenesis product candidates, including D93, under agreements that require, among other things, royalty payments on future sales, if any, and our achievement of certain development milestones. For example, under our collaboration agreement with Applied Molecular Evolution, Inc., or AME, which is now a wholly-owned subsidiary of Eli Lilly and Company, under which AME utilized its technology to humanize a murine monoclonal antibody to create D93, AME may terminate the agreement if we fail to make milestone or royalty payments to AME. In February 2006, we submitted an IND for D93, as required under our agreement with AME; however, AME may also terminate the agreement if we fail to meet certain other specified clinical development obligations. In the event of such termination, we will be required to grant to AME an exclusive license for all of our patent rights relating to the humanized monoclonal antibodies that are the subject of this agreement and the products that incorporate or are derived from one or more of the humanized monoclonal antibodies that are the subject of the agreement. AME also received a right of first negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of any products that incorporate or are derived from one or more of the humanized monoclonal antibodies that are the subject of the agreement should we decide to negotiate with or seek a collaborator for the commercialization of such product. The amended and restated collaboration agreement also obligates us to pay for the preparation, filing, prosecution, maintenance and enforcement of all patent applications directed at the humanized monoclonal antibodies that are the subject of the amended agreement.
     We also hold exclusive rights through two agreements with CIMAB to develop and commercialize within a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico, the countries comprising the European Union and certain other countries in Europe, SAI-EGF, a product candidate being evaluated in Phase 2 clinical trials that target the EGFR signaling pathway for the treatment of cancer. In addition, we obtained from CIMAB and YM BioSciences the exclusive rights to develop and commercialize, within the same territory, SAI-TGF-a, which targets transforming growth factor-alpha, and SAI-EGFR-ECD, which targets the extracellular domain of the EGF receptor, both of which are in preclinical development. In exchange for these rights, we will pay to CIMAB and YM BioSciences technology access fees and transfer fees totaling $5.7 million, to be paid over the first three years of the agreement. We will also make future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million upon meeting certain regulatory, clinical and commercialization objectives, as well as royalties on future sales of commercial products, if any. Each agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under each respective agreement or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreements. CIMAB may terminate one or both of the agreements if we have not used reasonable commercial efforts to submit an IND to the FDA for the leading product candidate by July 12, 2006, or if the first regulatory approval for marketing this product candidate within our territory is not obtained by July 12, 2016, provided that CIMAB has timely complied with all of its obligations under the agreements, or if CIMAB does not receive timely payment of the initial access fees and technology transfer fees under the agreements. In addition, if CIMAB does not receive payments under the agreements due to changes in U.S. law, actions by the U.S. government or by order of any U.S. court for a period of more than one year, CIMAB may terminate our rights to the licensed product candidates in countries within our territory other than the U.S. and Canada. We may terminate the agreements for any reason following 180 days written notice to CIMAB. On January 13, 2006, we received a letter from CIMAB notifying us of their belief that we are in breach of our agreement as a result of our failure to make a milestone payment. On April 21, 2006, we received a second letter from CIMAB, again notifying us of their belief that we are in breach of our agreement and that our failure to cure the breach within 60 days will permit CIMAB to terminate the agreement in its discretion. If we are unable to resolve the dispute, then CIMAB may seek to terminate the agreement for breach.
     Although the license agreements with CIMAB are governed by the laws of England and Wales, their enforcement may necessitate pursuing legal proceedings and obtaining orders in other jurisdictions, including the U.S. and the Republic of Cuba. There can be no assurance that a court judgment or order obtained in one jurisdiction will be enforceable in another. In addition, as is the case in many developing countries, the commercial and legal environment in Cuba may be subject to political risk. It is possible that we may not be able to enforce our legal rights in Cuba or against Cuban entities to the same extent as we would in a country with a commercial and legal system more consistent with United States or western European practice. Termination of these license arrangements or difficulties in the enforcement of such arrangements may have a material adverse effect on our business, operations and financial condition. We have announced our intention to actively seek to sublicense our rights to the three product candidates licensed from CIMAB, but there can be no guarantee that we will be successful in our efforts to consummate a sublicense on terms and conditions that will be acceptable.
     We also hold rights to a human monoclonal antibody under a license from M-Tech Therapeutics, which can be terminated if we determine not to file and obtain approval of an IND application for a licensed product by a specified date and conduct clinical trials for such product candidate, or if we determine not to file and obtain approval of an IND application for a licensed product candidate by a specified date because of negative pre-clinical results.
If we were to materially breach any of our license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.
     We are party to intellectual property licenses and agreements that are important to our business and expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations thereunder, we could lose intellectual property rights that are important to our business. For example, although we submitted an IND for D93 in February 2006, as required under our agreement with AME, AME may also terminate the agreement if we fail to meet certain other specified clinical development obligations. In the event of such termination, we will be required to grant to AME an exclusive license for all of our patent rights relating to the humanized monoclonal antibodies that are the subject of this agreement and the products that incorporate or are derived from one or more of the humanized monoclonal antibodies that are the subject of the agreement. Additionally, on January 13, 2006, we received a letter from CIMAB notifying us of their belief that we are in breach of our agreement as a result of our failure to make a milestone payment. On April 21, 2006, we received a second letter from CIMAB again notifying us of their belief that we are in breach of our agreement and that our failure to cure the breach within 60 days will permit CIMAB to terminate the agreement in its discretion. If we are unable to resolve the dispute, then CIMAB may seek to terminate the agreement for breach.
We may become involved in expensive patent litigation or other intellectual property proceedings which could result in liability for damages or require us to stop our development and commercialization efforts.
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
     In March 2004, one of Micromet’s patents became the subject of an opposition proceeding before the European Patent Office. The opponent alleged that the patent did not fulfill all of the applicable requirements for issuance of a patent. In January 2006, the Opposition Division of the European Patent Office revoked the opposition in oral proceedings and maintained the patent as granted. The opponent can appeal the decision and request a hearing in front of the Board of Appeal of the European Patent Office and, it is possible that the Board of Appeal could overrule the decision of the Opposition Division and rule that the patent is invalid. If this were to occur, it could have a material adverse impact on our ability to protect our intellectual property.
We cannot be certain we will be able to obtain additional patent protection to protect our product candidates and technology.
     We cannot be certain that patents will be issued on our product candidates as a result of pending applications filed to date. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:
•	we or our licensors might not have been the first to make the inventions covered by each of our patents and our pending patent applications;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents under which we hold rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

•	any of the issued patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, for example, if a competitor independently develops duplicative, similar, or alternative technologies.
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
     In addition, from time to time we receive correspondence inviting us to license patents from third parties. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by 35 U.S.C. § 271(e), and that our subsequent manufacture of our commercial products, if any, will also not require the license of any of these patents, claims may be brought against us in the future based on these or other patents held by others.
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
Risks Relating to Our Clinical and Regulatory Matters
The preliminary results of Micromet’s Phase 2 clinical trial of adecatumumab, or MT201, in patients with prostate cancer suggest that the primary endpoint of the trial was not reached and, if final assessment of the trial results confirms this conclusion, we may be forced to discontinue development of this product candidate in prostate cancer.
     Preliminary results from Micromet’s Phase 2 clinical trial of adecatumumab, or MT201, in patients with prostate cancer indicate that the primary endpoint (mean change in prostate specific antigen, compared to placebo control) was not reached in the trial. A recently performed expert review meeting has confirmed the inconclusiveness of the current data set and has suggested that additional post-hoc subanalyses be performed before coming to a final assessment of this trial. If, upon final assessment, we conclude that the trial did not meet its endpoint, we will be forced to consider whether to discontinue pursuing the development of adecatumumab for the treatment of prostate cancer. If we elect to abandon our development of adecatumumab for the treatment of prostate cancer, this would have a material adverse impact on our future results of operations.

Although the preliminary results of Micromet’s Phase 2 clinical trial of adecatumumab, MT201, in patients with breast cancer are encouraging, upon review of the final results we may nevertheless conclude that the trial was unsuccessful.
     Based on a review of the preliminary results from Micromet’s Phase 2 clinical trial of adecatumumab in patients with breast cancer, it appears that the trial more likely than not satisfied its primary clinical endpoint (a statistically significant increase in clinical benefit rate in patients receiving a high dose of the drug, as compared to patients receiving a low dose). However, the database used to perform this preliminary analysis has not been locked or been subject to a formal data cleaning process, and the radiographs from the patients in this clinical trial are still subject to the assessment of an independent review board as some centralized radiology assessments differ from the radiology assessments performed at the local clinical trial sites. A final assessment of the study data will not be possible until the study is completed, all data discrepancies are resolved and the database is locked, which is currently anticipated to occur in the second half of 2006. Once the database has been locked and a final assessment of the trial data is performed, we may discover that the trial did not meet its primary endpoint. If, upon final assessment, we conclude that the trial did not meet its endpoints, we will be forced to consider whether to discontinue pursuing the development of adecatumumab for the treatment of breast cancer. If we elect to abandon our development of adecatumumab for the treatment of breast cancer, this would have a material adverse impact on our future results of operations.
     Micromet previously terminated three Phase 1 trials involving short-term infusion regimens of MT103 due to the adverse event profile and a lack of perceived tumor response, and there can be no assurance that our currenmt continuou- infusion Phase 1 clinical trial of MT103 will produce a different outcome.
     In April 2004, Micromet initiated a Phase 1, dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed Non-Hodgkin’s Lymphoma. Micromet previously terminated three other Phase 1 clinical trials for MT103, which involved a short-term, as opposed to a continuous, infusion of MT103, due to adverse events and the lack of observed tumor responses. Although we have redesigned the dosing regimen for our ongoing Phase 1 clinical trial and, based upon on the preliminary data, we currently are seeing considerably fewer adverse events in response to the new dosing regimen, there can be no assurance that our ongoing, continuous-infusion clinical trial will not produce the same adverse events witnessed in our previous, short-term infusion clinical trials for MT103.
Risks Relating to Our Product Manufacturing and Sales
We will depend on our collaborators and third-party manufacturers to produce most, if not all, of our products under development, and if these third parties do not successfully manufacture these products our business will be harmed.
     We have no manufacturing experience or manufacturing capabilities for clinical or commercial material. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our products, we or our collaborators must be able to manufacture products in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or at all or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.
     To the extent that we, or our collaborators, seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Failure of contract manufacturers or our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;
•	we and our collaborators may not be able to initiate or continue clinical trials of products that are under development;

•	we and our collaborators may be delayed in submitting applications for regulatory approvals for our product candidates; and

•	we and our collaborators may not be able to meet commercial demands for any approved products.
We have no sales or marketing experience and, as such, will depend significantly on third parties who may not successfully sell our products.
     We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of Micromet’s agreements with Serono and MedImmune, Micromet has granted its collaborators rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.
     We may seek to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:
•	we may not be able to attract and build a significant and skilled marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.
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
     If any of our product candidates are approved for marketing, the availability and levels of reimbursement by governmental and other third-party payors will affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.
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
     The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product candidate. The process of obtaining FDA and other required regulatory approvals for many of our product candidates under development is further complicated because some of these product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Moreover, an unrelated biotech company recently observed multiple severe adverse reactions in a Phase 1 trial of an antibody that stimulates T cells. This development could cause the FDA or comparable international regulatory authorities to become less supportive of the T-cell related drugs in our portfolio. With respect to internal programs to date, we have limited experience in filing and prosecuting applications to obtain marketing approval.
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
     We and our collaborative partners also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.
     As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.
We and our collaborators are subject to governmental regulations other than those imposed by the FDA. We, and any of our collaborators, may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.
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
     We intend to market our drugs in international markets. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.
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
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. For example, legislation was enacted on December 8, 2003, which provides a new Medicare prescription drug benefit that began in 2006 and mandates other reforms. While we cannot predict the full effects of the implementation of this new legislation or whether any legislative or regulatory proposals affecting our business will be adopted, the implementation of this legislation or announcement or adoption of these proposals could have a material and adverse effect on our business, financial condition and results of operations.
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
     In addition, CancerVax’s decision to discontinue Phase 3 clinical trials of Canvaxin in patients with advanced-stage melanoma based upon the recommendations of the independent DSMB could create negative publicity that, although not directly related to our other product candidates, could nevertheless affect their market acceptance. Even if we receive regulatory approval and satisfy the above criteria for our product candidates, physicians may be reluctant to recommend, or patients may be reluctant to use, our products.
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
     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference proceeding declared before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products and technology, we may become so in the future. We are not currently aware of any actual or potential third party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.
     Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.
We may not be successful in our efforts to expand our portfolio of drugs and develop additional delivery technologies.
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
•	research methodology used may not be successful in identifying potential product candidates;

•	potential delivery technologies may not safely or efficiently deliver our drugs; and

•	product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be safe or effective drugs.
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
     To date, CancerVax and Micromet have sought to protect their proprietary positions by filing U.S. and foreign patent applications related to our important proprietary technology, inventions and improvements. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.
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

     Micromet and CancerVax have also relied on trade secrets, know-how and technology, which are not protected by patents, to maintain their competitive positions. Micromet and CancerVax have sought to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.
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
     Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
Amendment to Certificate of Incorporation
At the Annual Meeting of Stockholders of CancerVax Corporation held on May 3, 2006, the stockholders approved the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CancerVax Corporation (the “Charter Amendment”). The Charter Amendment results in an increase in the number of authorized shares of common stock from 75,000,000 shares to 150,000,000 shares, a reverse stock split of the CancerVax common stock at a 1-to-3 ratio as selected by the CancerVax board of directors on May 5, 2006 and the change of the name of “CancerVax Corporation” to “Micromet, Inc.”
A copy of the Charter Amendment is attached as Exhibit 3.2 to this Form 10-Q.
Amendment to By-Laws
At its board meeting held on May 3, 2006, CancerVax’s board of directors approved the First Amendment to the Second Amended and Restated Bylaws of the company (the “Bylaws Amendment”), effective upon consummation of the merger with Micromet. The Bylaws Amendment results in a change in the number of directors of the company from nine to eight, per Article III, Section 1.
A copy of the Bylaws Amendment is attached as Exhibit 3.4 to this Form 10-Q.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Second Amended and Restated Bylaws

3.4	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.5(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

10.1	Fifth Amendment to Lease entered into as of April 18, 2006, between Marina Business Center, LLC, CancerVax Corporation, and American Bioscience, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(3)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006	Micromet, Inc. (formerly CancerVax Corporation)

	By:	/s/ William R. LaRue

William R. LaRue
Senior Vice President and
Chief Financial Officer
(Duly authorized Officer and Principal Financial Officer)