Form 10-Q
period 2006-06-30
MICROMET, INC.
filed 2006-08-08
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☑  No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of August 4, 2006 was 31,413,032.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
TABLE OF CONTENTS

Page No
PART I — FINANCIAL INFORMATION
Item 1 Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 Quantitative and Qualitative Disclosure about Market Risk	26
Item 4 Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1 Legal Proceedings	28
Item 1A Risk Factors	29
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 Defaults Upon Senior Securities	46
Item 4 Submission of Matters to a Vote of Security Holders	46
Item 5 Other Information	48
Item 6 Exhibits	49
SIGNATURES	50
EXHIBIT 10.1
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$36,077	$11,414
Restricted cash	930	—
Accounts receivable	1,375	2,170
Prepaid expenses and other current assets	3,040	1,043

Total current assets	41,422	14,627
Property and equipment, net	3,350	3,513
Loans to related parties	—	213
Loans to employees	74	70
Goodwill	6,917	—
Patents, net	9,348	9,705
Deposits	109	113
Restricted cash	3,024	636

Total assets	$64,244	$28,877

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,260	$1,287
Accrued expenses	8,934	6,534
Other liabilities	487	1,927
Short-term note	3,022	2,852
Current portion of long-term debt obligations	18,082	3,638
Current portion of convertible notes payable	—	2,761
Current portion of deferred revenue	4,366	6,035

Total current liabilities	37,151	25,034
Convertible notes payable, net of current portion	1,920	11,844
Deferred revenue, net of current portion	99	52
Other non-current liabilities	2,437	949
Long-term debt obligations, net of current portion	4,951	5,531
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 29,191 and 17,915 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	154,588	67,181
Stock subscription from conversion	—	23,108
Stock subscription receivables	(30)	(242)
Accumulated other comprehensive income	5,563	6,234
Accumulated deficit	(142,436)	(110,815)

Total stockholders’ equity (deficit)	17,686	(14,533)

Total liabilities and stockholders’ equity (deficit)	$64,244	$28,877

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Collaboration agreements	$4,518	$5,284	$8,387	$10,872
License fees	480	406	721	604
Other	19	37	32	42

Total revenues	5,017	5,727	9,140	11,518
Operating expenses
Research and development	9,496	6,842	14,032	14,197
In-process research and development	20,890	—	20,890	—
General and administrative	4,000	1,421	5,200	2,978

Total operating expenses	34,386	8,263	40,122	17,175

Loss from operations	(29,369)	(2,536)	(30,982)	(5,657)
Other income (expenses)
Interest expense	(569)	(1,358)	(1,023)	(2,773)
Interest income	272	72	309	166
Other income	211	202	75	403

Net loss	$(29,455)	$(3,620)	$(31,621)	$(7,861)

Basic and diluted net loss per common share	$(1.18)	$(2.40)	$(1.47)	$(5.22)

Weighted average shares used to compute basic and diluted net loss per share	24,922	1,506	21,529	1,506

The accompanying notes are an integral part of these financial statements

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(31,621)	$(7,861)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,496	1,668
In-process research and development	20,890	—
Non-cash interest on convertible notes payable	—	1,544
Non-cash interest on long-term debt obligations	293	304
Net gain on debt restructuring	(315)	—
Stock-based compensation expense	4,014	—
Changes in operating assets and liabilities:
Accounts receivable	1,355	13,225
Prepaid expenses and other current assets	(1,433)	277
Accounts payable, accrued expenses and other liabilities	(6,705)	(3,557)
Deferred revenue	(1,947)	(1,190)
Restricted cash	(1,000)	(118)

Net cash (used in) provided by operating activities	(14,973)	4,292
Investing activities
Proceeds from disposals of property and equipment	13	—
Proceeds for loans to related parties	226	—
Purchases of property and equipment	(217)	(25)
Cash acquired in connection with merger, net of costs paid	37,401	—

Net cash provided by (used in) investing activities	37,423	(25)
Financing activities
Proceeds from capital contributions from stockholders	4,796	—
Proceeds from exercise of stock options	84	—
Proceeds from stock subscription receivable	211	3
Principal payments on long-term debt obligations	(3,526)	(729)
Principal payments on capital lease obligations	(30)	(33)

Net cash provided by (used in) financing activities	1,535	(759)
Effect of exchange rate changes on cash and cash equivalents	678	(1,738)

Net increase in cash and cash equivalents	24,663	1,770
Cash and cash equivalents at beginning of period	11,414	12,749

Cash and cash equivalents at end of period	$36,077	$14,519

Supplemental disclosure of noncash investing and financing activities:

Conversion of 2004 convertible notes	$2,764	$—
The accompanying notes are an integral part of these financial statements.

1. Organization
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders an aggregate of 19,761,688 shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our Nasdaq National Market ticker symbol was changed to “MITI.”
     Subsequent to the completion of the merger, we are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. We operate in only one business segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.
2. Basis of Presentation
     As former Micromet AG security holders own approximately 67.5% of the voting stock of the combined company after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries Micromet AG, Micromet Holdings, Inc., Tarcanta, Inc., Tarcanta, Limited and Cell-Matrix, Inc. Substantially all of the post-merger operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.
     Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Micromet”, “we,” “us,” “our” refers to the business of the combined company after the merger and the business of Micromet AG prior to the merger. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “CancerVax Corporation” or “CancerVax” refers to the business of CancerVax prior to the merger.
     The condensed consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet AG audited financial statements as of December 31, 2005 and 2004, and each of the three years in the period ended December 31, 2005 included at pages F-26 through F-60 of our proxy statement/prospectus dated March 31, 2006, filed by CancerVax with the Securities and Exchange Commission on April 3, 2006.
     The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.
     Unless otherwise indicated, the pre-merger financial information of Micromet AG has been restated to reflect the closing of our merger and the related conversion of all Micromet AG capital stock into Micromet Holdings common stock, the conversion of each share of Micromet Holdings common stock into 15.74176 shares of Micromet, Inc. common stock, a 1-for-3 reverse stock split that became effective upon the closing of the merger and a final par value of $0.00004 per common share.
     The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of June 30, 2006 and December 31, 2005, we had an accumulated deficit of $142.4 million and $110.8 million, respectively, and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development and for the preclinical studies and clinical trials of our products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. As of the date of filing this report, we received in the private placement of our common stock and warrants, which closed on July 24, 2006, $8.0 million of gross proceeds, before offering expenses. Management believes we have sufficient resources to fund our required expenditures into the third quarter of 2007, without considering any potential future milestone payments which we may receive under current or future collaborations. Our business is subject to significant risks consistent with other biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, failure to demonstrate the safety and efficacy of its product candidates, access to capital, obtaining and enforcing patents, receiving regulatory approvals, and competition with other biotechnology and pharmaceutical companies. Our plans are to continue to finance our operations with a combination of equity and/or debt financing, research and development collaborations, and in the longer term, revenues from product sales. However, there can be no assurance that we will successfully develop any product or, if we do, that the product will generate revenue.
     Historically, we have relied on a limited number of scientists and other specialists to perform our research and development activities. The loss of senior employees could materially and adversely affect our operating outcome.
3. Summary of Significant Accounting Policies
Foreign Currency Translation
     Each legal entity in our consolidated group that maintains monetary assets and liabilities in foreign currencies initially translates such assets and liabilities into their functional currency at the exchange rate in effect at the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the statement of operations.
     The accompanying financial statements are presented in U.S. dollars. Translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date while equity accounts are translated at historical rates. Translation of statement of operations data is made at the average rate in effect for the period. Translation of operating cash flow data is made at the average rate in effect for the period and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income (loss) in the accompanying balance sheets.
Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
Restricted Cash
     As of June 30, 2006 and December 31, 2005, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.7 million and $0.6 million, respectively, and is disclosed as a non-current asset.
     As a result of our merger with CancerVax we assumed three irrevocable standby letters of credit in connection with three building leases. The letters of credit totaled $2.3 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that will result in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of June 30, 2006, we have $3.3 million of certificates of deposit that are disclosed as restricted cash, of which $2.4 million is disclosed as a non-current asset.
Accounts Receivable
     Receivables are stated at their cost less an allowance for any uncollectible amounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. We do not have a policy of requiring collateral. Based on management’s assessment, an allowance of

$84,000 and $0 was recorded as of June 30, 2006 and December 31, 2005, respectively.
Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Major replacements and improvements that extend the useful life of assets are capitalized while general repairs and maintenance are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is shorter.
Goodwill
     We have goodwill with a carrying value of $6.9 million at June 30, 2006, which resulted from our merger with CancerVax in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date.
Patents
     We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue producing activities as well as in research and development activities.
Impairment of Long-Lived and Identifiable Intangible Assets
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges have been recognized for the three and six months ended June 30, 2006 and 2005.
Revenue Recognition
     Our revenues generally consist of licensing fees, milestone payments, royalties and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue upon satisfying the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.
     We recognize revenue on development and collaboration agreements, including upfront payments, over the expected life of the development and collaboration agreement on a straight-line basis. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary.
     Fees for research services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.
     We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through June 30, 2006, we have not received or recognized any royalty payments.
     For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting.
Research and Development
     Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.
Total Comprehensive Income (Loss)
     For the three and six months ended June 30, 2006 and 2005, comprehensive loss consists of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(29,455)	$(3,620)	$(31,621)	$(7,861)
Realized gain on investments	38	—	38	—
Foreign currency translation adjustments	(483)	2,499	(710)	4,340

Total comprehensive loss	$(29,900)	$(1,121)	$(32,293)	$(3,521)

Share-Based Payment
     We adopted SFAS No. 123R as of January 1, 2006. As permitted by SFAS No. 123R, we utilized the Black-Scholes option-pricing model (“Black-Scholes model”) as our method of valuation for share-based awards granted. The Black-Scholes model was previously utilized for our expense recorded under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective method. Based on the terms of our plans, we did not have a cumulative effect related to our plans. The determination of the fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The weighted-average estimated fair value of employee stock options granted during the three month period ended June 30, 2006 was $3.51 per share, using the Black-Scholes option-pricing model with the following assumptions (annualized percentages):

Three months ended
June 30,
2006
Expected volatility 2006 and 2003 Plan	80.0%
Risk-free interest rate 2006 and 2003 Plan	5.00%
Dividend yield 2006 and 2003 Plan	0.0%
Expected term 2006 Plan	5.2 years
Expected term 2003 Plan	5.8 years
     There were no employee stock options granted during the three months and six months ended June 30, 2005. The only options granted during the six month period ended June 30, 2006, were granted during the second quarter.
     Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in U. S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The expected term for other options granted was determined by comparison to peer companies. As stock-based compensation expense recognized in the Statement of Operations for the six-months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first six months of fiscal 2006. If pre-vesting forfeitures occur in the future, we will record the benefit related to such forfeitures as the forfeitures occur.
     During the second quarter, stock options were granted which in part replaced the stock options that were outstanding as of December 31, 2005. Under the guidance of SFAS 123R, a modification of an option award is treated as an exchange of the previously issued option award for a new option award. Any incremental fair value in measuring the new award would be amortized along with any remaining unamortized compensation for the original award over the new vesting period. The original grant and the modification resulted in compensation expense of $2.7 million recorded in the three and six months ending June 30, 2006.
     In conjunction with the adoption of SFAS No. 123R, we continued our method of attributing the value of stock-based compensation to expense using the straight-line single option method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.
     Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Research and development	$2,088	$2,088
General and administrative	927	927

Employee stock-based compensation expense	$3,015	$3,015

Employee stock-based compensation expense, per common share, basic and diluted	$(0.12)	$(0.14)

     For the three and six months ended June 30, 2005 there was no compensation expense recorded.
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized as expense over the vesting period using the straight-line method. Prior to January 1, 2006 there was no significant stock-based compensation expense recorded.
     Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed.
Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options and warrants in the amount of 3,323,000 and 29,000, respectively, as of June 30, 2006 and 3,029,000 common stock options as of June 30, 2005.
Reclassifications
     Certain amounts in the previous period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
4. Merger
     On May 5, 2006, we completed our merger with CancerVax, a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. The acquisition of unrestricted cash, a Nasdaq listing, and selected ongoing product development programs were the primary reasons for the merger. The primary driver in the recognition of goodwill was the acquisition of selected ongoing product development programs. Because former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company after the merger on a fully diluted basis, Micromet AG is deemed to be the acquiring company for accounting purposes and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, CancerVax’s assets and liabilities are recorded as of the merger closing date at their estimated fair values.
     The fair value of the 9,380,457 outstanding shares of CancerVax common stock used in determining the purchase price was $41.0 million or $4.38 per share, based on the average of the closing prices for a range of trading days (January 5, 2006 through January 11, 2006, inclusive) around and including the announcement date of the merger transaction. The fair value of the CancerVax stock options and stock warrants assumed by Micromet was determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.38, which is the value ascribed to the CancerVax common stock in determining the purchase price; volatility of 75%; dividend rate of 0%; risk-free interest rate of 4.0%; and a weighted average expected option life of 0.88 years.
     The purchase price is summarized as follows (in thousands):

Fair value of CancerVax common stock	$41,030
Estimated fair value of CancerVax stock options and stock warrants assumed	710
Estimated transaction costs incurred by Micromet	2,257

Total purchase price	$43,997

     Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of CancerVax based on their estimated fair values as of the merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.
     The preliminary allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of CancerVax based on their fair values as of the merger date are as follows (in thousands):

Cash and cash equivalents	$39,645
Receivables under collaborations	447
Restricted cash	2,280
Other assets	569
Accounts payable	(2,639)
Accrued expenses	(5,764)
Current portion of long-term debt obligations	(16,816)
Long-term liabilities	(1,532)

Net book value of acquired assets and liabilities	16,190
In-process research and development	20,890
Goodwill	6,917

Total purchase price	$43,997

     The acquired in-process research and development (“IPR&D”) projects consists of the following: D93 and other denatured collagen related anti-angiogenesis programs that potentially target various solid tumors; SAI-EGF and related programs that target the epidermal growth factor receptor, or, EGFR, signaling pathway that potentially target non-small cell lung cancer and various solid tumors; GD2, a humanized, monoclonal antibody that appears to target tumor-associated antigens that are expressed in a variety of solid tumor cancers; and certain other non-denatured collagen related humanized, monoclonal antibodies and peptides that potentially target various solid tumors.
     The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate are the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D was recorded as an expense immediately upon completion of the merger.
     We expect to finalize our purchase price allocation by May 2007.
Pro Forma Results of Operations
     The results of operations of CancerVax are included in Micromet Inc.’s condensed consolidated financial statements from the closing date of the merger on May 5, 2006. The following table presents pro forma results of operations and gives effect to the merger transaction as if the merger was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$5,017	$11,973	$9,592	$24,390

Net Loss	$(32,764)	$(11,794)	$(42,886)	$(23,458)

Basic and diluted net loss per common share	$(1.15)	$(1.08)	$(1.53)	$(2.15)

     The pro forma results for the three months and six months ended June 30, 2006 include $20.9 million of nonrecurring charges for the write-off of in-process research and development.
5. Convertible Notes Payable
     Convertible notes payable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
MedImmune, Inc. convertible promissory note due June 6, 2010	$1,920	$11,844
2004 convertible promissory notes including accrued interest of $572,000 at December 31, 2005	—	2,761

Total convertible notes payable	1,920	14,605
Less current portion	—	(2,761)

Convertible notes payable, net of current portion	$1,920	$11,844

MedImmune, Inc.
     In May 2006, €8.5 million, or $10.7 million of the convertible note was converted into an aggregate of 1,660,483 shares of common stock.
2004 Convertible Notes
     In January 2006, we issued 98,145 shares of our common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. See Note 9.

6. Other Non-Current Liabilities
     Included in the June 30, 2006 other non-current liabilities balance of $2,437,000 is a lease exit liability for the Munich facility as a consequence of the restructuring of operations during 2004. Activity of the restructuring provision in 2006 is as follows:

Accrued
Balance as of	Amounts		Currency	Accrued
December 31,	Paid in	Accretion	Translation	Balance as of
2005	Period	Expense	Adjustment	June 30, 2006
$599,000	$(205,000)	$46,000	$32,000	$472,000
Of the $472,000 lease exit liability as of June 30, 2006, $48,000 is current and $424,000 is non-current.
7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Silicon Valley Bank borrowings due in 48 monthly installments through December 31, 2009; interest payable monthly at 8.25%	$16,034	$—
tbg borrowings due December 31, 2006; interest payable semi-annually at 6.00%	—	1,593
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	1,942	1,761
tbg borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6.00% to 7.00%	1,883	2,700
Technologie-Fonds Bayern borrowings due December 31, 2008; interest payable quarterly at 6.00%	3,109	2,831
GEDO, borrowings due December 31, 2006; interest payable monthly at 7.50%	65	175
ETV, borrowings due 36 months after drawdown; interest payable monthly at rates ranging from 11.55% to 12.81%	—	109

Total long-term debt obligations	23,033	9,169
Less current portion	(18,082)	(3,638)

Long-term debt obligations, net of current portion	$4,951	$5,531

     Scheduled repayment of principal for the debt agreements is as follows as of June 30, 2006 (in thousands):

2006 (July 1, 2006 — December 31, 2006)	$18,082
2007	—
2008	4,951

Total	$23,033

Loan and Security Agreement
     As a result of the merger with CancerVax, we assumed an $18 million loan and security agreement entered into by CancerVax in December 2004 with Silicon Valley Bank. The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of the loan and security agreement also require that it be repaid in full upon the occurrence of a change in control event. The financing institution consented to the merger without requiring that we immediately pay down any portion of the note. As of June 30, 2006, $16.0 million remained unpaid. There are no prepayment penalties and we anticipate repaying the loan during the third quarter of 2006. We have classified the outstanding borrowings as a current liability as of June 30, 2006.

Amendment to the Silent Partnership Agreements
     In January 2006, certain of the silent partnership agreements were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of certain events. The amended silent partnership agreements with Bayern Kapital GmbH and Technologie Beteiligungsfonds Bayern GmbH & Co. KG state that repayment of certain amounts due is required upon further rounds of financing and after the consummation of the merger with CancerVax. The amount subject to accelerated repayment is dependent on the amount and date of the further financing and amounted to $5.1 million and $4.6 million as of June 30, 2006 and December 31, 2005, respectively.
     In January 2006, four of the six silent partnership agreements with tbg Technologie-Beteiligungs-Gesellschaft mbH were amended to require repayment of all amounts due. In May 2006, upon consummation of our merger with CancerVax, we paid €2.0 million, or $2.5 million, of the €2.3 million, or $2.8 million, total debt balance. Upon repayment we satisfied obligations in the amount of $1.7 million related to the borrowings originally due on December 31, 2006. As of December 31, 2005, the value of these obligations was recorded at $1.6 million also representing accrued interest expense. Up until repayment further interest expense of $0.1 million were accrued. Furthermore, obligations in the amount of $1.1 million related to the borrowings due on December 31, 2008 were settled upon repayment. As of June 30, 2006, borrowings to tbg due on December 31, 2008 represent $1.3 million principal amount and $0.6 million accrued interest expense. As a result, we recorded a gain on debt extinguishment of €251,000, or $315,000.
8. Commitments
Leases
In May 2006, we repaid €496,000, or $623,000 of deferred rental payments to GEK, lessor of our Munich facility, that became due upon of the consummation of our merger with CancerVax.
     Future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2006 (July 1, 2006 — December 31, 2006)	$26	$1,426
2007	48	2,843
2008	26	2,827
2009	—	2,658
2010	—	2,658
Thereafter	—	4,264

Total minimum lease payments	100	$16,676

Less: amount representing imputed interest	2

Present value of minimum lease payments	98
Less: current portion	49

Capital lease obligation, less current portion	$49

     The current and long-term portions of capital leases are included on the balance sheet in other current liabilities and other non-current liabilities, respectively.
License and Research and Development Agreements
     Upon closing of our merger with CancerVax we became party to several license and research and development agreements as discussed in Note 10.
     Annual future minimum payments under our license and research and development agreements, including those assumed from CancerVax, are as follows at June 30, 2006 (in thousands):

2006 (July 1, 2006 — December 31, 2006)	$1,430
2007	455
2008	155
2009	55
2010	55
Thereafter	330

$2,480

9. Stockholders’ Equity (Deficit)
Equity Transactions
     At the stockholders’ meeting in October 2005, the Micromet AG stockholders resolved to further invest up to €8.0 million. On October 11, 2005, Micromet received proceeds of €4.0 million, or $4.8 million, in return for the issuance of 16,408,660 shares of common stock to existing stockholders at approximately €0.24, or $0.29, per share as a first payment resulting from the October 2005 stockholder investment resolution. In March and April 2006, we received an aggregate of €4.0 million, or $4.8 million, as additional contributed capital from the Micromet AG stockholders as a second payment resulting from the October 2005 stockholder investment resolution.
MedImmune, Inc.
     On May 4, 2006, convertible notes in the aggregate nominal amount of €8.5 million, or $10.7 million, were converted into an aggregate of 1,660,483 shares of common stock.
Enzon, Inc. Convertible Promissory Note
     As of December 31, 2005 the carrying amount of the convertible note was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from Enzon and our irrevocable obligation to issue shares to Enzon in accordance with the terms of the amended convertible note agreement. On January 3, 2006, we issued 88,343 shares of our common stock and classified the carrying amount of the note as common stock and additional paid-in in the amount of €9.3 million, or $11.0 million.
2004 Convertible Notes
     As of December 31, 2005, €10.2 million, or $12.1 million, including accrued interest, was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from certain note holders in December 2005 and our irrevocable obligation to issue shares to these note holders in accordance with the terms of the note agreements. As of December 31, 2005, €2.3 million, or $2.8 million, including accrued interest, remained in current liabilities related to the 2004 convertible notes as the notice from certain note holders was not received until subsequent to December 31, 2005. In January 2006, we issued 98,145 shares of our common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. We classified the aggregate carrying amount of the note and the stock subscription from conversion as common stock and additional paid-in capital in the amount of €12.5 million, or $14.8 million.
Stock Warrants
     As a result of our merger with CancerVax we assumed outstanding, fully exercisable stock warrants that upon cash exercise will result in the issuance of approximately 29,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.25 per share and the warrants will expire between November 2006 and June 2013. The warrant holders have the option to exercise the warrants with a (i) cash payment; (ii) cancellation of our indebtedness to the holder; or (iii) net issuance exercise based on the fair market value of our common stock on the date of exercise.
Equity Incentive Plans
2000 and 2002 Stock Option Plans:
     In December 2000, we adopted the 2000 Stock Option Plan (“2000 Plan”) and in November 2002, we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2000 and 2002 Plans provide for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 600,305 shares of our common stock and the 2002 Plan authorized the grant of options to purchase up to 11, 932 shares of our common stock. Options granted under the 2000 and 2002 Plans were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 and 2002 Plans were cancelled and were partially replaced with options granted under the 2006 Equity Incentive Plan described below. The cancellation and partial replacement resulted in compensation expense of $2.7 million recorded in the three and six months ending June 30, 2006. As a result of these cancellations as of June 30, 2006, an aggregate of 612,237 options were available for grant under the 2000 Plan and the 2002 Plan, however, we do not intend to grant any options under those plans in the future.

2000 and 2003 Stock Option Plans Assumed in Merger:
     In connection with the merger with CancerVax, we assumed CancerVax’s Third Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Incentive Plan”) and CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). The 2000 Stock Incentive Plan was effectively terminated on June 10, 2004 by the approval of the 2003 Plan. Prior to its termination, the 2000 Stock Incentive Plan allowed for the grant of options and restricted stock to employees, outside directors and consultants. Options granted under the 2000 Stock Incentive Plan generally expire no later than ten years from date of grant and vest over a period of four years. Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Some options allow for vesting in full upon the termination of the recipient’s employment or service with us. Stock options granted to our non-employee directors generally vest over a one to three year period. Options granted under the 2003 Plan during 2006 have a three year vesting period. At June 30, 2006, options to purchase approximately 1,561,000 shares of our common stock were outstanding, and there were approximately 2,240,000 additional shares remaining available for future grants, under these plans.
2006 Stock Option Plan:
     In April 2006 we adopted a 2006 Equity Incentive Award Plan, which provides for the granting of stock options to certain officers, directors, founders employees and consultants to acquire up to approximately 1,923,000 shares of our common stock. Of this amount, options to purchase an aggregate of 1,761,880 were issued upon the closing of the merger with CancerVax to incentivize such individuals and were issued, in part, to replace the options issued under the 2000 and 2002 Plans described above. For a given participant under the 2006 Equity Incentive Award Plan, 50% of the options granted to such individual vested upon grant, with the remaining 50% vesting ratably on a monthly basis over the 24 months following the date of grant. The exercise price for such options was set at approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). As of June 30, 2006 there were approximately 161,000 shares remaining available for future option grants under this plan.

The following is a summary of stock option activity under the 2003 and 2006 Plans through June 30, 2006 (shares in thousands):

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2006	3,029	$8.49 — $67.93
Granted	2,057	$2.37
Exercised	(18)	$4.40
Assumed in merger	1,384	$13.13
Cancelled	(3,129)	$8.49 — $67.93

Outstanding at June 30, 2006	3,323	$6.42

     Included in the shares granted for the six month period ended June 30, 2006 was 1,762,000 shares granted below fair market value at a weighted average exercise price of $1.66 per share.
     The following is a further breakdown of the options outstanding as of June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	(thousands)	(years)	Price	(thousands)	Price
$1.66 - $1.66	1,762	9.85	$1.66	954	$1.66
$3.23 - $4.44	351	7.85	$4.07	300	$4.00
$6.47 - $8.46	487	9.47	$7.33	200	$8.33
$8.61 - $9.90	388	7.72	$9.43	272	$9.75
$19.71 - $32.85	194	8.44	$24.15	161	$24.24
$33.15 - $36.00	83	7.70	$35.44	67	$35.38
$36.00 - $38.61	58	7.63	$36.96	48	$37.00

$1.66 - $38.61	3,323	9.16	$6.42	2,002	$7.57

     For the six months ended June 30, 2006, share-based compensation expense related to stock options granted to employees was $3.0 million. As of June 30, 2006, there was $4.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years. The aggregate intrinsic value of options exercised during the period ended June 30, 2006 and outstanding and exercisable at June 30, 2006 was approximately $16,000, $4.7 million and $2.6 million, respectively.
     Employee Stock Purchase Plan
     As of June 30, 2006, there are no participants in the Employee Stock Purchase Plan. At June 30, 2006, approximately 84,000 options were available for future grants under this plan.
10. License Agreements
     CIMAB, S.A. and YM BioSciences, Inc.
     As a result of our merger with CancerVax we assumed a license agreement with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby we obtained the exclusive rights to develop and commercialize in a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, three specific active immunotherapeutic product candidates that target the epidermal growth factor receptor, or EGFR, signaling pathway for the treatment of cancer. Of CancerVax’s original obligation to pay CIMAB and YM BioSciences technology access and transfer fees totaling $5.7 million, we assumed the remaining $1.7 million of such obligation, which is required to be paid through July 2007. Future milestone payments to CIMAB and YM BioSciences up to a maximum of $34.7 million would be payable upon meeting certain regulatory, clinical and commercialization objectives, and royalties on future sales of commercial products, if any. We are actively seeking sublicensing opportunities for all three of these product candidates.
     The agreements terminate upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreements or 15 years after the date of the first commercial sale of the last product licensed or developed under the agreements. CIMAB may terminate the agreements if we have not used reasonable commercial efforts to submit an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, for the leading product candidate by July 12, 2006, or if the first regulatory approval for marketing this product candidate within our territory is not obtained by July 12, 2016, provided that CIMAB has timely complied with all of its obligations under the agreements, or if CIMAB does not receive timely payment of the initial technology access and transfer fees. In addition, if CIMAB does not receive payments under the agreements due to changes in United States law, actions by the United States government or by order of any United States court for a period of more than one year, CIMAB may terminate our rights to the licensed product candidates in countries within our territory other than the United States and Canada. We may terminate the agreement for any reason following 180 days written notice to CIMAB.
Other Licensing and Research and Development Agreements
     As a result of our merger with CancerVax we also assumed licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all of our product candidates currently being pursued under these agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay approximately $63.0 million over the terms of the related agreements as well as royalties on net sales of each commercialized product.
11. Legal Proceedings
Litigation Concerning Cell Therapeutics Inc.
     On January 2, 2004, our collaborator, Novuspharma S.p.A., was acquired by Cell Therapeutics Inc. (“CTI”). Subsequently, CTI management announced that it would not make any payments to us for outstanding invoices and contractual obligations. In December 2005, the parties submitted the dispute to non-binding mediation, which led to a settlement agreement with CTI in May 2006, pursuant to which CTI made a payment of $1.9 million to Micromet AG. The settlement payment was included in collaboration revenue during the quarter ended June 30, 2006 since the amount would have been recorded as collaboration revenue had CTI met its original contractual obligations.
Litigation Concerning Curis, Inc.
     On March 6, 2006, Curis, Inc. filed a lawsuit against Micromet AG in the Local Court of Munich I. Curis claims that Micromet AG was obligated to pay Curis the outstanding amount of Curis’ promissory note of €2.0 million, or $2.5 million, within 30 days after the completion of the merger. We dispute Curis’ position, but agree that an amount of €533.000 of the loan will become payable in October 2006. Our maximum exposure is the amount claimed of €2.0 million, or $2.5 million, which is included in current liabilities as of June 30, 2006 and December 31, 2005, plus the costs of the proceedings. In addition, if Curis prevails in the proceeding, it would be entitled to interest on the claimed amount of €2.0 million at the base rate of the European Central Bank plus 8%, accruing from the time of default.
     We filed a writ stating our defenses against the lawsuit on May 16, 2006. A date for the hearing has been set for September 25, 2006.

12. Subsequent Events
Private Placement
     On July 24, 2006, we closed a private placement pursuant to which we issued an aggregate of 2,222,222 shares of common stock and warrants to purchase an additional 555,556 shares of common stock to funds managed by NGN Capital, LLC in return for aggregate gross proceeds, before expenses, of $8.0 million. The warrants are exercisable for a period of six years from issuance and have an exercise price of $5.00 per share.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II — Item 1A, below, under the caption, “Risk Factors.”
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of Micromet AG and the notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to Micromet AG, both of which are contained in our proxy statement/prospectus dated March 31, 2006, filed with the Securities and Exchange Commission on April 3, 2006 and in conjunction with CancerVax’s financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in CancerVax’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.
     For periods prior to May 4, 2006, the results of operations and cash flows presented in the interim financials contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger) through June 30, 2006, the results of operations and cash flows presented in the interim financials contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire periods presented.
     Overview
     The formation of Micromet, Inc. through the merger of CancerVax Corporation and Micromet AG created a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases.
     Merger of CancerVax Corporation and Micromet AG
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. In connection with the merger, CancerVax was renamed “Micromet, Inc.” and our Nasdaq National Market ticker symbol was changed to “MITI.”
     Unless specifically noted otherwise, as used throughout this report:
•	“CancerVax Corporation” or “CancerVax” refers to the business, operations and financial results of CancerVax Corporation prior to the closing of the merger between CancerVax Corporation and Micromet AG on May 5, 2006, at which time CancerVax’s name was changed to “Micromet, Inc.”;

•	“Micromet AG” refers to the business, operations and financial results of Micromet AG, a privately-held German company, prior to the closing of the merger and after the merger, as the context requires; and

•	“Micromet,” “we,” “our,” or “us” refers to the operations and financial results of Micromet, Inc. and Micromet AG on a consolidated basis after the closing of the merger, and Micromet AG prior to the closing of the merger, as the context requires.
     Ongoing Business Activities
     We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases.

Our product pipeline consists of two clinical product candidates, adecatumumab (MT201) and MT103, and six preclinical product candidates, D93, MT110, MT203, MT204, BiTE®-I and BiTE®-II. This does not include a clinical candidate SAI-EGF and preclinical product candidates SAI-TGF, SAI-EGFR, which we plan to out-license. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our products.
     We began our clinical program for our lead product candidate (adecatumumab) with a Phase 1 clinical trial in patients with hormone-refractory prostate cancer in September 2001 in Germany. Phase 2 clinical trials were started in February 2004 in patients with prostate cancer and in March 2004 in patients with metastatic breast cancer. Adecatumumab (MT201) is being evaluated as a monotherapy in these two clinical trials. In addition, adecatumumab (MT201) is being evaluated in a Phase 1 clinical trial in combination with docetaxel in patients with metastatic breast cancer. An Investigational New Drug Application, or IND, was approved by the Food and Drug Administration, or FDA, in November 2004 for a Phase 2 trial in patients with metastatic breast cancer.
     A second clinical program, MT103, a BiTE® compound, is currently in a Phase 1 dose escalation clinical trial in patients with indolent non-Hodgkin’s Lymphoma.
     In addition, we have product candidates in pre-clinical development including therapeutic human antibodies and BiTE® molecules that may be used to treat patients with inflammatory diseases and cancer.
     We believe that our novel technologies, product candidates and clinical development experience in these fields will continue to enable us to identify and develop promising new product candidates in these important markets.
     Each of our programs will require many years and significant costs to advance through development. Typically it takes many years from the initial identification of a lead compound to the completion of pre-clinical and clinical trials, before applying for possible marketing approval from the FDA, the European Agency for the Evaluation of Medical Products (the “EMEA”) or other equivalent international regulatory agencies. The risk, that a program has to be terminated, in part or in full, for safety reasons, or lack of adequate efficacy is very high. In particular, we can neither predict which — if any — potential product candidates can be successfully developed and for which marketing approval may be obtained, nor predict the time and cost to complete development.
     As we obtain results from pre-clinical studies or clinical trials, we may elect to discontinue clinical trials for certain product candidates for safety and/or efficacy reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may take over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.
     Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing and, more recently by accessing the capital resources of CancerVax through the merger and through a private placement of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the third quarter of 2007.
     Currently, we have strategic collaborations with Serono and MedImmune to develop therapeutic antibodies in cancer. We also have an exclusive marketing agreement with Enzon to market and license to third parties the companies’ respective single-chain antibody patent estates.
Research and Development and In-Process Research and Development
     Through June 30, 2006, our research and development expenses consisted of costs associated with the clinical development of MT201-Adecatumumab and MT103, as well as pre-clinical development costs for a new BiTE® molecule MT110 and a new human antibody against GM-CSF called MT203. The costs incurred include costs associated with clinical trials and manufacturing process, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charged all research and development expenses to operations as they were incurred.
     In addition, as a result of our merger with CancerVax, we acquired in-process research and development (“IPR&D”) projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate are the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.
     We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our compounds into more advanced stages of clinical development and increase our pre-clinical efforts for our human antibodies and BiTE® molecules in cancer, anti-inflammatory and autoimmune diseases.
     Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be partly or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon our collaborations.
     Under our adecatumumab, or MT201, collaboration agreement with Ares Trading, S.A., a wholly-owned subsidiary of Serono International, S.A., we received a $10.0 million up-front payment from Serono and the agreement provides for potential future clinical development milestone payments of up to an additional $138.0 million. Our collaboration agreement with MedImmune for MT103 provides for potential future milestone payments and royalty payments based on net sales from MT103. A second agreement with MedImmune for the development of new BiTE® product candidates provides for potential future milestone payments and royalty payments based on future sales of the BiTE® product candidates currently under development. The potential milestone payments are subject to successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.
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
Critical Accounting Policies and the Use of Estimates
     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The significant policies in our financial statements requiring significant estimates and judgments are as follows:
Revenue Recognition
     We currently recognize revenue resulting from the licensing and use of our technology and from services we perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio.

     We enter into patent licenses and research and development agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant judgment is required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.
Goodwill
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of our merger with CancerVax, we recorded $6.9 million of goodwill. Through June 30, 2006, there have been no indicators of impairment have been noted and no impairment analysis has been performed.
Long-Lived and Intangible Assets
     The evaluation for impairment of long-lived and intangible assets requires significant management estimates and judgment. Subsequent to the initial recording of long-lived and intangible assets, we must test such assets for impairment. When we conduct our impairment tests, factors that are important in determining whether impairment might exist include assumptions regarding our underlying business and product candidates and other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other external factors, could result in impairment. Such impairment charge, if any, could have a material adverse effect on our results of operations.
Share-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123R and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Effective January 1, 2006, we began recognizing share-based compensation, under SFAS No. 123R, for all awards granted during 2006 based on each award’s grant date fair value. Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) following the minimum value method. Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized to expense over the vesting period using the straight-line method. We implemented SFAS No. 123R using the prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of SFAS No. 123R have not been adjusted to reflect fair value of the share based compensation expense. Prior to January 1, 2006, there was no significant stock compensation expense recorded.
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of SFAS No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first six months of fiscal 2006. If pre-vesting forfeitures occur in the future, we will record the benefit related to such forfeitures as the forfeitures occur.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
Results of Operations
     Subsequent to June 30, 2005, we have engaged in a number of significant transactions, including a recapitalization in October 2005 and the merger with CancerVax in May 2006. As a result, our results of operations for the three and six months ended June 30, 2006 are not comparable to the results of operations for the three and six months ended June 30, 2005.
Comparison of the Three Months and Six Months Ended June 30, 2006 and 2005
     Revenues. Total revenues were $5.0 million and $9.1 million, respectively, for the three and six months ended June 30, 2006, compared to $5.7 million and $11.5 million, respectively, for the three and six months ended June 30, 2005. Revenues for the three and six months ended June 30, 2006 consisted of collaborative research and development revenues of $1.8 million and $4.9 million, respectively, from our collaboration agreement with Serono and $0.8 million and $1.6 million, respectively, from our collaboration agreement with MedImmune. In the three months ended June 30, 2006 we also received a $1.9 million settlement payment related to collaboration revenue from the Cell Therapeutics, Inc. collaboration agreement terminated in February 2004. Revenues from our licensing activities for the three and six months ended June 30, 2005 amounted to $0.5 million and $0.7 million, respectively. Revenues for the three and six months ended June 30, 2005 consisted of collaborative research and development revenues of $3.4 million and $7.0 million, respectively, from our collaboration agreement with Serono and $1.6 million and $3.2 million, respectively, from our collaboration agreement with MedImmune. Revenues from our licensing activities for the three and six months ended June 30, 2005 amounted to $0.4 million and $0.6 million respectively. Collaborative research and development revenues from Serono reflect its full cost responsibility for the MT201-adecatumumab program. Collaborative research and development revenues from MedImmune represent its share of the costs of clinical development of MT103 and its full cost responsibility for the development of certain new BiTE® candidates.
     Research and Development Expenses. Research and development expenses were $9.5 million and $14.0 million, respectively, for the three and six months ended June 30, 2006, compared to $6.8 million and $14.2 million, respectively, for the three and six months ended June 30, 2005. The $2.7 million increase in research and development expenses for the three months ended June 30, 2006 compared to the prior year was due primarily to $2.1 million in share-based compensation expense related to the issuance of options. The decrease by $0.2 million for the six months ended June 30, 2006, as compared to the prior year, is primarily the result of reductions in process development and production expenses partially offset by an increase in share-based compensation of $2.1 million incurred in 2006.
     General and Administrative Expenses. General and administrative expenses were $4.0 million and $5.2 million, respectively, for the three and six months ended June 30, 2006, compared to $1.4 million and $3.0 million, respectively, for the three and six months ended June 30, 2005. The $2.6 million and $2.2 million increase in general and administrative expenses, respectively, was primarily due to the issuance of options and increased costs of preparing for becoming and operating as a public company. Increased public company costs primarily related to higher personnel expenses resulting from an increased finance staff, directors and officers insurance, additional legal fees and the extra costs for investor relation activities. During the three and six months ended June 30, 2006, general and administrative expenses also increased from the inclusion of approximately $1.9 million in share-based compensation expense, of which $0.9 million related to stock options granted to employees and $1.0 million related to stock options granted to non-employees.
Interest Income, Net
     Interest Income. Interest income for the three and six months ended June 30, 2006 was $0.3 million and $0.3 million respectively, compared to $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2005. The increase in interest income was primarily due to an increase in invested balances in 2006.

     Interest Expense. Interest expense for the three and six months ended June 30, 2006 was $0.6 million and $1.0 million, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2005. The $0.8 million and $1.8 million decrease was primarily due to the conversion of all but $1.9 million of the convertible notes that had been outstanding during 2005, offset by the assumption of the Silicon Valley Bank Loan in connection with the merger.
Liquidity and Capital Resources
     As of June 30, 2006, we had $36.1 million in cash and cash equivalents as compared to $11.4 million as of December 31, 2005, an increase of $24.7 million. This increase was primarily the result of our merger with CancerVax in which cash and cash equivalents of $39.6 million were part of an acquired net book value of $16.2 million. This inflow of cash was partially offset by payment of $2.2 million in transaction costs, continued investment to fund ongoing operations and increased spending as a result of our becoming a public company upon completion of our merger with CancerVax.
     Net cash used in operating activities was $15.0 million for the six months ended June 30, 2006, compared to $4.3 million provided by operating activities for the six months ended June 2005. The decrease in cash flows from operating activities was primarily due to the receipt of a $10.0 million up-front license fee from Serono in January 2005 and further payments received under our collaboration agreement.
     Net cash provided by investing activities was $37.4 million for the six months ended June 30, 2006, compared to $25,000 used in investing activities for the six months ended June 30, 2005. Cash flows from investing activities for the six months ended June 30, 2006 consisted of $37.4 million of cash, net of costs paid, acquired in connection with our merger with CancerVax.
     Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2006, compared to $0.8 million used in financing activities for the six months ended June 30, 2005. Significant components of cash flows from financing activities for the six months ended June 30, 2006 included the net payments on long-term debt of $3.5 million, $4.8 million capital contribution from stockholders and $0.2 million of proceeds from stock subscription receivables. Cash flows used in financing activities for the six months ended June 30, 2005 primarily consisted of the payment of long-term debt obligations of $0.7 million.
     To date, we have funded our operations through proceeds from private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing and, more recently by accessing the capital resources of CancerVax through the merger and through a private placement of common stock and associated warrants.
     We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may wish to raise substantial funds through the sale of our common stock or raise additional funds through debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.
     As a result of our merger with CancerVax we assumed three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s former corporate headquarters. During the second quarter of 2006 CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of the former CancerVax’s corporate headquarters was subleased. Our estimated lease exit liability related to these facilities amounted to $2.0 million at June 30, 2006 and is included in accrued expenses.
     In connection with the three building leases described above, we also assumed three irrevocable standby letters of credit. The letters of credit associated with these three leases totaled $2.3 million at the merger date and were secured by certificates of deposit for similar amounts that are recorded as restricted cash. As of June 30, 2006, we have $4.0 million of cash and certificates of deposit that are recorded as restricted cash, of which $3.0 million is recorded as a non-current asset.
     As a result of our merger with CancerVax we assumed licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all potential product candidates under our licensing and research and development agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay would be approximately $63.0 million over the terms of the related agreements in addition to royalties on net sales of each commercialized product.
Contractual obligations
     We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of June 30, 2006:

		Payment Due by Period
Contractual obligations (in thousands)	Total	2006 (1)	2007 - 2008	2008 - 2009	2010 and Beyond
Bank loan (2)	$16,034	$16,034	$—	$—	$—
Convertible note obligations	1,920	—	—	1,920	—
Silent partnership obligations	6,934	1,983	4,951	—	—
Curis loan	3,022	3,022	—	—	—
GEDO loan	65	65	—	—	—
Contractual payments under licensing and research and development agreements	2,480	1,430	610	110	330
Operating leases	16,676	1,426	5,670	5,316	4,264

	$47,131	$23,960	$11,231	$7,346	$4,594

(1)	Includes amounts payable from July 1, 2006 through December 31, 2006.

(2)	We anticipate repaying this bank loan in the third quarter of 2006 as described below.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials

•	the progress of our research activities

•	the number and scope of our research programs

•	the progress of our preclinical development activities

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply associated with our product candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs and timing of regulatory approvals; and

•	the costs of establishing manufacturing, sales and distribution capabilities.
     As a result of the merger with CancerVax, we assumed an $18.0 million loan and security agreement entered into by CancerVax in December 2004 with Silicon Valley Bank. As of June 30, 2006, CancerVax had borrowed the full $18.0 million available under the credit facility, of which $16.0 million remains unpaid as of June 30, 2006. The interest rate on the outstanding borrowing under this credit facility was 8.25% as of June 30, 2006. Commencing January 2006, CancerVax began, and we are obligated to continue, making principal payments, which are due in 48 monthly installments. All borrowings under the credit facility must be paid in full by December 31, 2009, unless otherwise accelerated under certain conditions, including a merger, as further discussed below.
     We have granted the financing institution a first priority security interest in substantially all of our assets, excluding our intellectual property. In addition to various customary affirmative and negative covenants, the loan and security agreement requires us to maintain, as of the last day of each calendar quarter, aggregate cash, cash equivalents and securities available-for-sale in an amount at least equal to the greater of (i) our quarterly cash burn multiplied by 2 or (ii) the then outstanding principal amount of the obligations under such agreement multiplied by 1.5. In the event that we breach this financial covenant, we are obligated to pledge and deliver to the bank a certificate of deposit in an amount equal to the then-outstanding borrowings under the credit facility. We were in compliance with our debt covenants as of June 30, 2006.
     The loan and security agreement contains certain customary events of default, including, among other things, non-payment of principal and interest, violation of covenants, the occurrence of a material adverse change in our ability to satisfy our obligations under the loan agreement or with respect to the lender’s security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, the lender may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under the loan agreement. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest. The terms of our loan and security agreement require that it be repaid in full upon the occurrence of a change of control event.
     We anticipate repaying the loan during the third quarter of 2006. There are no penalties for early repayment of the loan.
Cautionary Note Regarding Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the ongoing restructuring activities related to our business, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, and plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval, producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on May 10, 2006, in the proxy statement/prospectus dated March 31, 2006, filed with the Securities and Exchange Commission on April 3, 2006, and the discussions set forth below under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rates.
     Our financial instruments consisted principally of cash and cash equivalents. These financial instruments, principally comprised of corporate obligations and U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We have not used derivative financial instruments in our investment portfolio.
     Borrowings under our $18.0 million bank credit facility bear interest at a variable interest rate equal to the greater of the bank’s prime rate (8.25% as of June 30, 2006) or 4.75% and therefore expose us to interest rate risk. Based on the outstanding borrowings under our $18.0 million bank credit facility at June 30, 2006 of $16.0 million, a 1% hypothetical increase in the prime rate would result in an approximately $0.2 million increase in our annual interest expense.
     Exchange Rates.
     A significant majority of our cash and cash equivalents are currently denominated in U.S. dollars, as are a significant amount of the potential milestone payments and royalty payments under our collaboration agreements. However, a significant portion of our operating expenses, including our research and development expenses, are performed in Europe pursuant to arrangements that are generally denominated in Euros.
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of June 30, 2006, we had U.S. dollar-denominated cash and cash equivalents of $36.1 million and Euro-denominated commitments of approximately 13.4 million Euros. The unexpended Euro amount as of June 30, 2006 is equivalent to approximately $16.8 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Senior Vice President of Operations (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
     Prior to the merger in May 2006, Micromet AG, as a private German-based company, was not required to, nor did it, maintain effective disclosure controls and procedures or internal control over financial reporting that would be appropriate for a U.S. public company filing reports with the Securities and Exchange Commission. We have undergone significant changes in our corporate and financial reporting structure in 2006 as a result of the merger with Micromet AG. As a result of the merger, we are now a trans-Atlantic company with a multi-tier reporting and consolidation process with related currency translations. These transactions and the operations of our company involve complex accounting issues. Following the merger, we have expended significant resources on financial reporting activities and integration of operations, including expansion of our disclosure controls and procedures and internal control systems to address, among other things, operations at multiple sites and in multiple countries.
     As of June 30, 2006, we noted deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, which did not provide adequate review of transactions by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles.
     Notwithstanding the deficiencies cited above that existed as of June 30, 2006, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
Changes in Internal Control Over Financial Reporting
     Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that the merger with Micromet AG has materially affected our internal control over financial reporting as a result of the following:
•	Micromet AG, as a private, German-based company, was not required to, nor did it, maintain a system of effective internal control over financial reporting prior to the merger that would be appropriate for a U.S. public company filing reports with the Securities and Exchange Commission;

•	a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles; and

•	the departure of CancerVax’s chief financial officer shortly after the completion of the merger.

     Following the merger, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist, and we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment following the merger. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:
•	Consolidating operating and financial reporting locations and structure;

•	Implementing additional review and approval procedures over accruals;

•	Seeking to hire a chief financial officer with significant public company experience;

•	Formalizing process and documentation related to financial statement closing and consolidation review, including face-to-face meeting of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	Formalizing and enhancing documentation, oversight and review procedures related to accounting records of Micromet AG to ensure compliance with U.S. generally accepted accounting principles;

•	Reviewing and making appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	Supplementing our accounting and financial staff to improve the breadth and depth of experience;

•	Hiring of consultants to aid us in the implementation of controls; and

•	Improving training for, and integration and communication among, accounting and financial staff.
     We will also continue to review our internal control procedures in order to determine whether additional steps are necessary to strengthen our internal control over financial reporting. Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Litigation with Cell Therapeutics, Inc. (“CTI”)
     As previously disclosed in our proxy statement/prospectus dated March 31, 2006 which was filed with the Securities and Exchange Commission on April 4, 2006, Micromet AG and CTI were involved in litigation arising out of their prior collaboration, and the parties had submitted to non-binding mediation. This mediation led to a settlement agreement with CTI on May 3, 2006, pursuant to which CTI made a payment of $1.9 million to Micromet AG. The settlement payment was included in collaboration revenue during the quarter ended June 30, 2006 since the amount would have been recorded as collaboration revenue had CTI met its original contractual obligations.
Patent Opposition in Europe
     Micromet AG’s patent EP1071752B1 was opposed under Articles 99 and 100 of the European Patent Convention, or EPC, by Affimed Therapeutics AG in March 2004. The opponent alleged that the patent does not fulfill the requirements of the EPC. On January 19, 2006, the Opposition Division of the European Patent Office (EPO) revoked the opposition in oral proceedings according to Article 116 of the EPC and maintained the patent as granted. The opponent filed a notice of appeal on May 30, 2006. On August 4, 2006, we entered into a settlement agreement with the opponent, pursuant to which the opponent withdrew its appeal and the opposition.
     Curis, Inc.
     On March 6, 2006, Curis, Inc. filed a lawsuit against Micromet AG in the Local Court of Munich I. Curis claims that Micromet AG was obligated to pay Curis the outstanding amount of Curis’ promissory note of €2.0 million, or $2.5 million, within 30 days after the completion of the merger with CancerVax. We dispute Curis’ position, but agree that an amount of €533,000, or $667,000, of the loan will become payable in October 2006. Our maximum exposure is the amount claimed €2.0 million, or approximately $2.5 million based on the Euro/U.S. dollar exchange rate as of June 30, 2006, plus the costs of the proceedings. In addition, if Curis prevails in the proceeding, it would be entitled to interest on the claimed amount of €2.0 million, or $2.5 million at the base rate of the European Central Bank plus 8%, accruing from the time of default.
     We filed a writ stating our defenses against the lawsuit on May 16, 2006. A date for the hearing has been set for September 25, 2006.

Item 1A. Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time.
     Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is difficult to predict or identify all such factors and many of the risk factors identified below have changed from those previously disclosed in our 2005 Annual Report on Form 10-K, as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
Risks Relating to Our Clinical and Regulatory Matters
Our preliminary review of the final results of our Phase 2 clinical trial of adecatumumab, or MT201, in patients with prostate cancer suggests that the primary endpoint of the trial was not reached and, if final assessment of the trial results do not warrant continuation of the development program in this indication, we may discontinue development of this product candidate in prostate cancer.
     Our preliminary review of the final results from our Phase 2 clinical trial of adecatumumab, or MT201, in patients with prostate cancer indicates that the primary endpoint (mean change in prostate specific antigen, compared to placebo control) was not reached in the trial. An expert review meeting performed earlier this year suggested that additional post-hoc sub-analyses be performed before coming to a final assessment of this trial. These sub-analyses have been performed and, although a final assessment has not yet been completed, it appears that some measurable level of biological activity was observed in patients with high EpCAM expression. If, upon final assessment, we, and our partner Serono conclude that the results of the trial do not warrant continuation of the development of adecatumumab for the treatment of prostate cancer (or a suitable alternative indication), this would have a material adverse impact on our future results of operations.
Based upon our preliminary review of the final results of our Phase 2 clinical trial of adecatumumab, or MT201, in patients with metastatic breast cancer, it appears that the trial did not reach its primary endpoint and, if final assessment of the trial results do not warrant continuation of the development program in this indication, we may discontinue development of this product candidate in breast cancer.
     We previously have reported that our initial review of the preliminary radiography assessments from our Phase 2 clinical trial of adecatumumab in patients with metastatic breast cancer suggested that the trial had more likely than not met its primary clinical endpoint (clinical benefit rate at week 24). We also reported that the radiographs from the patients in this clinical trial would be subjected to the assessment of an independent review board, as some centralized radiology assessments differed from the radiology assessments performed at the local clinical trial sites.
     Such radiographs have now been reviewed and the database used to perform the analysis has now been locked and is currently subject to a formal assessment, which will not be completed until later this year. Based upon our initial assessment of the final data set, it now appears that the trial more likely than not failed to satisfy its primary clinical endpoint. However, based on the data that we have reviewed thus far, we believe that the results of the trial are nevertheless encouraging as they appear to indicate clinical activity for adecatumumab, particularly in patients with high EpCAM expression. Moreover, based upon our current assessment, it does not appear that there were significant safety concerns observed during the trial.
     A final assessment of the study data will not be possible until a full analysis of the data has been performed, which is currently anticipated to occur in the second half of 2006. Based upon our preliminary review of the final results of this trial, we currently expect to continue with the development of adecatumumab. However, if upon final assessment we and our partner Serono conclude that the results of the trial do not warrant continuation of the development of adecatumumab for the treatment of breast cancer (or a suitable alternative indication), this would have a material adverse impact on our future results of operations.
     We previously terminated three Phase 1 trials involving short-term infusion regimens of MT103 due to the adverse event profile and a lack of perceived tumor response, and there can be no assurance that our current continuous infusion Phase 1 clinical trial of MT103 will produce a different outcome.
     In April 2004, we initiated a Phase 1, dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed Non-Hodgkin’s Lymphoma. We previously terminated three other Phase 1 clinical trials for MT103, which involved a short-term, as opposed to a continuous, infusion of MT103, due to adverse events and the lack of observed tumor responses. Although we have redesigned the dosing regimen for our ongoing Phase 1 clinical trial and, based upon the preliminary data, we currently are seeing considerably fewer adverse events in response to the new dosing regimen and also do see objective tumor responses at the currently highest dose level tested (15 µg/m2/d), there can be no assurance that our ongoing, continuous-infusion clinical trial will not produce an unacceptable level of adverse events.
Risks Relating to Our Financial Results and Need for Financing
We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve profitability.
     We have incurred losses from the inception of Micromet through June 30, 2006, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than expense reimbursement and milestones from our current collaborators, Serono and MedImmune. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
     We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors that may affect our future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:
•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	our ability to complete our post-merger integration;

•	costs associated with litigation, including our ongoing litigation with Curis, Inc.; and

•	competing technological and market developments.
     We have filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. This shelf registration statement became inactive in March 2006, and we may decide to activate it by filing a post-effective amendment in the future. We expect to seek additional funding through public or private financings and may seek additional funding for programs that are not currently licensed to collaborators, from new strategic collaborators. However, the biotechnology market in general, and the market for our common stock, in particular, is likely to be highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
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
     We have an outstanding promissory note issued to Curis in the amount of €2.0 million, or $2.5 million. Curis has filed a lawsuit against us claiming that the merger triggered our obligation to repay the note. We dispute Curis’ position, but agree that an amount of €533,000, or $667,000, of the loan will become payable in October 2006. Our maximum exposure is the amount claimed of €2.0 million, or approximately $2.5 million based on the Euro/U.S. dollar exchange rate as of June 30, 2006, plus the costs of the proceedings. In addition, if Curis prevails in the proceeding, it would be entitled to interest on the claimed amount of €2.0 million, or $2.5 million, at the base rate of the European Central Bank plus 8%, accruing from the time of default. In the event that we are required to immediately repay any substantial portion or all of the amounts outstanding under this note, it would have a material adverse effect on our financial resources in the near term.
Our quarterly operating results and stock price may fluctuate significantly.
We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of our product candidates;

•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support;

•	the timing of milestone and other payments that we may be required to make to others;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the progress of our integration activities.
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
     Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you that our estimates, or the assumptions underlying them, will be correct. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
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
     In December 2004, CancerVax entered into a loan and security agreement with a financing institution, and borrowed the full $18.0 million available under this credit facility. In order to secure its obligations under this loan and security agreement, CancerVax granted the bank a first priority security interest in substantially all of its assets, excluding its intellectual property. CancerVax used the proceeds from the loan agreement primarily to construct and equip an additional production suite in its manufacturing facility and to create additional warehouse and laboratory space to support its manufacturing operations. The terms of our loan and security agreement require that it be repaid in full upon the occurrence of a change of control event.
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
     In addition, we may incur additional indebtedness from time to time to finance acquisitions, investments or strategic alliances or capital expenditures or for other purposes. Our level of indebtedness could have negative consequences for us, including the following:
•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level reduces our flexibility in responding to changing business and economic conditions; and

•	our business and financial condition would be adversely effected if we are unable to service our indebtedness or obtain additional financing, as needed.
Risks Relating to Our Common Stock
Future sales of our common stock may cause our stock price to decline.
     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of our shares could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We intend to file a registration statement covering (i) the resale by former affiliates of Micromet AG of shares issued to them in the merger and (ii) the resale of the shares of common stock and shares underlying warrants that were sold in our private placement, which closed on July 24, 2006. We have also registered shares of our common stock that we may issue under our stock incentive plans and employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. Sales of a large number of these shares in the public market, or the mere availability of these shares for resale, could reduce the trading price of our common stock.
Our stock price may be volatile, and you may lose all or a substantial part of your investment.
     The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	the financial markets’ acceptance of the merger between Micromet and CancerVax, and our ability to successfully integrate our operations following the merger;

•	our ability to upgrade and implement our disclosure controls and our internal control over financial reporting;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new contracts or termination of existing contracts related to our clinical or preclinical product candidates;

•	announcements of the results of clinical trials by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaboration partners;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us or our competitors;

•	our ability to successfully complete sublicensing arrangements with respect to our product candidates that target the EGFR signaling pathway, denatured collagen, GM-CSF and interleukin-2;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.
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
     The United States government has maintained an embargo against Cuba for more than 40 years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out our licensing agreements with CIMAB, we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of SAI-EGF, and with CIMAB and YM BioSciences for the two other product candidates that target the EGF receptor signaling pathway. In the absence of such a license from OFAC, the execution of and our performance under these agreements could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in United States or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. or Cuban governments will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. Our OFAC license may be revoked or amended at anytime in the future, or the U.S. or Cuban governments may restrict our ability to carry out all or part of our respective duties under the licensing agreements between us, CIMAB and YM BioSciences. Similarly, any such actions may restrict CIMAB’s ability to carry out all or part of its licensing agreements with us. In addition, we cannot be sure that the FDA, EMEA or other regulatory authorities will accept data from the clinical trials of these products that were conducted in Cuba as the basis for our applications to conduct additional clinical trials, or as part of our application to seek marketing authorizations for such products.
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
Risks Relating to the Life Sciences Industry, Our Business, Strategy and Operations
We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.
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
     The process of obtaining FDA and EMEA and other required regulatory approvals is expensive. The time required for FDA and EMEA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product candidate. The process of obtaining FDA and EMEA and other required regulatory approvals for many of our product candidates under development is further complicated because some of these product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Moreover, an unrelated biotech company recently observed multiple severe adverse reactions in a Phase 1 trial of an antibody that stimulates T cells. This development could cause the FDA and EMEA or comparable international regulatory authorities to become less supportive of the T-cell related drugs in our portfolio. With respect to internal programs to date, we have limited experience in filing and prosecuting applications to obtain marketing approval.
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
     We and our collaborative partners also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA and EMEA approvals. Moreover, approval by the FDA and EMEA does not ensure approval by regulatory authorities in other countries, and vice versa.
     As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.
We and our collaborators are subject to governmental regulations other than those imposed by the FDA and EMEA. We, and any of our collaborators, may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.
     In addition to regulations imposed by the FDA, EMEA and other international regulatory agencies, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations, or their foreign counterparts. From time to time, other federal agencies and congressional committees or international governmental bodies have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.
We expect to rely heavily on third parties for the conduct of clinical trials of our product candidates. If these clinical trials are not successful, or if we or our collaborators are not able to obtain the necessary regulatory approvals, we will not be able to commercialize our product candidates.
     In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMEA and other foreign regulatory authorities that our product candidates are safe and effective. We have limited experience in conducting clinical trials and expect to rely primarily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.
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
     Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and the EMEA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. Additionally, the failure of third parties conducting or overseeing the operation of the clinical trials to perform their contractual or regulatory obligations in a timely fashion could delay the clinical trials. Failure of clinical trials can occur at any stage of testing. Any of these events would adversely affect our ability to market a product candidate.
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
     There are a limited number of manufacturers that operate under the FDA’s and EMEA’s good manufacturing practices regulations and are capable of manufacturing products. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA and EMEA mandated current good manufacturing practices and will require FDA and EMEA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.
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
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA, EMEA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.
Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
     We intend to market our drugs in international markets. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA and EMEA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA and EMEA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA and EMEA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA and EMEA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.
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
     Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject in the United States to a variety of federal, state and local regulations, and in Europe to European, national, state and local regulations, relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.
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
Risks Relating to Our Intellectual Property and Litigation
Our success depends on our ability to maintain and enforce our licensing arrangements with various third party licensors.
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
We may become involved in expensive patent litigation or other intellectual property proceedings, which could result in liability for damages or require us to stop our development and commercialization efforts.
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
     We cannot be certain that patents will be issued on our product candidates as a result of pending applications filed to date. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding in the United States or in one or more foreign jurisdictions to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:
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
     We may not have rights under some patents or patent applications that may cover technologies that we use in our research, drug targets that we select, or product candidates that we seek to develop and commercialize. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us, or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We, or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we, or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.
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
     The following factors are important to our success:
•	receiving patent protection for our product candidates;

•	preventing others from infringing our intellectual property rights;

•	maintaining our patent rights and trade secrets; and

•	protecting our trademarks.
     We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.
     To date, we have sought to protect our proprietary positions by filing U.S. and foreign patent applications related to our important proprietary technology, inventions and improvements. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.
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
     We have also relied on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive positions. We have sought to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the merger between CancerVax and Micromet AG, we will need to upgrade the existing, and implement additional, procedures and controls to incorporate the operations of Micromet AG. These updates may require significant time and expense, and there can be no guarantee that we will be successful in implementing them. Furthermore, certain of the managerial, financial and accounting personnel who worked for CancerVax prior to its merger with Micromet AG have terminated their employment with us. The loss of these personnel could limit our ability to successfully complete these updates. If we are unable to complete the required modifications to our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.
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
     Following the merger, we have two product candidates in clinical trials, and we plan to commence clinical trials for at least one additional product candidate in 2007. All of these product candidates must be rigorously tested in clinical trials, and be shown to be safe and effective before the FDA, the EMEA or other regulatory authorities. will consider them for approval. Failure to demonstrate that one or more of our product candidates is safe and effective, or significant delays in demonstrating such safety and efficacy, could diminish the benefits of the merger. Failure to obtain marketing approval of one or more of our product candidates from appropriate regulatory authorities, or significant delays in obtaining such approval, could diminish the benefits of the merger. If approved for sale, our product candidates must be successfully commercialized. Failure to successfully commercialize one or more of our product candidates could diminish the benefits of the merger.
The merger may result in dilution of future earnings per share to the former stockholders of CancerVax and Micromet.
     The merger may result in greater net losses or a weaker financial condition compared to that, which would have been achieved by either CancerVax or Micromet on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipated, or could have other adverse effects that the companies did not foresee. In addition, some of the assumptions that either company made in connection with the decision to complete the merger, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in greater losses as compared to the losses that would have been incurred by either CancerVax or Micromet if the merger had not occurred.
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
     To the extent that we, or our collaborators, seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and EMEA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Failure of contract manufacturers or our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA, EMEA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA, EMEA and other foreign regulations and standards. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:
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
     We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Serono and MedImmune, we have granted our collaborators rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of CancerVax stockholders was held on May 3, 2006 for the following purposes:
     1. To consider and vote upon a proposal to approve the issuance of CancerVax common stock pursuant to the Agreement and Plan of Merger and Reorganization, dated as of January 6, 2006 and amended as of March 17, 2006, by and among CancerVax, Carlsbad Acquisition Corporation, a wholly-owned subsidiary of CancerVax, Micromet Holdings, Inc., and Micromet AG, and the resulting change of control of CancerVax.
     2. To approve an amendment to CancerVax’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 150,000,000 shares, representing an additional 75,000,000 shares.
     3. To authorize the board of directors of CancerVax to amend in its discretion CancerVax’s amended and restated certificate of incorporation to effect a reverse stock split of the CancerVax common stock, at a ratio within the range of 1:2 to 1:4, and at such ratio to be determined by the board of directors of CancerVax.
     4. To approve an amendment to CancerVax’s amended and restated certificate of incorporation to change the name of “CancerVax Corporation” to “Micromet, Inc.”
     5. To elect three directors for a three-year term to expire at the 2009 annual meeting of stockholders, subject to the restructuring of the board of directors upon completion of the merger.
     6. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.
     7. To consider and vote upon an adjournment of the annual meeting, if necessary, if a quorum was present, to solicit additional proxies if there are not sufficient votes in favor of Proposal Nos. 1 through 6.
     8. To transact such other business as may properly come before the annual meeting or any adjournment or postponement thereof.
Proxies for the special meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Each proposal presented at the meeting was approved. The final vote on the proposals were recorded on a pre-split basis as follows:
Proposal No. 1:
Issuing shares of CancerVax common stock in the merger combining CancerVax and Micromet, and the resulting change of control of CancerVax.

For	13,074,065
Against	64,669
Abstain	3,600
Broker Non-Votes	6,318,454
Proposal No. 2:

Amendment of the certificate of incorporation of CancerVax to increase the number of authorized shares of common stock from 75,000,000 shares to 150,000,000 shares.

For	19,301,039
Against	142,556
Abstain	17,192
Broker Non-Votes	1
Proposal No. 3:
Amendment of the certificate of incorporation of CancerVax, in the discretion of the board of directors, to effect a reverse stock split of the CancerVax common stock, at a ratio within the range of 1:2 to 1:4, and at such ratio to be determined by the board of directors.

For	19,297,177
Against	152,453
Abstain	11,157
Broker Non-Votes	1
Proposal No. 4:
Amendment of the certificate of incorporation to change the name of “CancerVax Corporation” to “Micromet, Inc.”

For	19,372,788
Against	61,103
Abstain	26,895
Broker Non-Votes	2

Proposal No. 5:
Election of three directors for a three-year term to expire at the 2009 annual meeting of stockholders, subject to the restructuring of the board of directors upon completion of the merger.

David F. Hale
Votes For	19,392,859
Votes Withheld	67,929
Donald L. Morton
Votes For	19,382,368
Votes Withheld	78,422
Michael G. Carter, M.B., Ch.B, F.R.C.P
Votes For	19,393,980
Votes Withheld	66,808
Proposal No. 6:
Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	19,388,233
Against	57,438
Abstain	15,117
Broker Non-Votes	0
Proposal No. 7:
Adjournment of the annual meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient votes in favor of Proposal Nos. 1 through 6.

For	19,276,693
Against	149,564
Abstain	34,530
Broker Non-Votes	1
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3.3(3)	Second Amended and Restated Bylaws
3.4(2)	First Amendment to Second Amended and Restated Bylaws of the Registrant
3.5(4)	Second Amendment to Second Amended and Restated Bylaws of the Registrant
3.6(5)	Certificate of Designations for Series A Junior Participating Preferred Stock
10.1*	First Amendment to Amended and Restated Collaboration Agreement between Cell-Matrix, Inc. and Applied Molecular Evolution
10.2(2)	Fifth Amendment to Lease between CancerVax and Marina Business Centre, LLC and American Bioscience Inc.
10.3(6)	Third Amendment to Amended and Restated Employment Agreement Between CancerVax Corporation and David Hale
10.4(7)	Sublease between CancerVax Corporation and Genoptix, Inc.
10.5(7)	Consulting Agreement with William LaRue
10.6(7)	Consulting Agreement with Hazel Aker
10.7(8)	Assignment and Assumption of Sublease between CancerVax and American Bioscience
10.8	Lease Termination Agreement between Micromet, Inc. and Carson Dominguez Properties
31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(3)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(5)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(6)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006.

(7)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

(8)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006.

*	Portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2006	Micromet, Inc.
	By:	/s/ Gregor Mirow
Gregor Mirow
Senior Vice President Operations (Duly authorized Officer and Principal Financial Officer)

Exhibit List

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3.3(3)	Second Amended and Restated Bylaws
3.4(2)	First Amendment to Second Amended and Restated Bylaws of the Registrant
3.5(4)	Second Amendment to Second Amended and Restated Bylaws of the Registrant
3.6(5)	Certificate of Designations for Series A Junior Participating Preferred Stock
10.1*	First Amendment to Amended and Restated Collaboration Agreement between Cell-Matrix, Inc. and Applied Molecular Evolution
10.2(2)	Fifth Amendment to Lease between CancerVax and Marina Business Centre, LLC and American Bioscience Inc.
10.3(6)	Third Amendment to Amended and Restated Employment Agreement Between CancerVax Corporation and David Hale
10.4(7)	Sublease between CancerVax Corporation and Genoptix, Inc.
10.5(7)	Consulting Agreement with William LaRue
10.6(7)	Consulting Agreement with Hazel Aker
10.7(8)	Assignment and Assumption of Sublease between CancerVax and American Bioscience
10.8	Lease Termination Agreement between Micromet, Inc. and Carson Dominguez Properties
31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(3)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(5)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(6)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006.

(7)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

(8)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006.

*	Portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.