Form 10-Q
period 2006-09-30
MICROMET, INC.
filed 2006-11-09
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of October 31, 2006 was 31,413,032.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,291	$11,414
Accounts receivable	2,609	2,170
Prepaid expenses and other current assets	2,464	1,043

Total current assets	26,364	14,627
Property and equipment, net	3,448	3,513
Loans to related parties	—	213
Loans to employees	75	70
Goodwill	6,917	—
Patents, net	8,978	9,705
Deposits and other assets	160	113
Restricted cash	3,031	636

Total assets	$48,973	$28,877

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,406	$1,287
Accrued expenses	9,100	6,534
Other liabilities	468	1,927
Short-term note	3,055	2,852
Current portion of long-term debt obligations	2,081	3,638
Current portion of convertible notes payable	—	2,761
Current portion of deferred revenue	3,220	6,035

Total current liabilities	19,330	25,034
Convertible notes payable, net of current portion	1,941	11,844
Deferred revenue, net of current portion	97	52
Other non-current liabilities	2,035	949
Long-term debt obligations, net of current portion	5,090	5,531
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 31,413 and 17,915 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	163,021	67,181
Stock subscription from conversion	—	23,108
Stock subscriptions receivable	(27)	(242)
Accumulated other comprehensive income	5,687	6,234
Accumulated deficit	(148,202)	(110,815)

Total stockholders’ equity (deficit)	20,480	(14,533)

Total liabilities and stockholders’ equity (deficit)	$48,973	$28,877

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Collaboration agreements	$4,466	$5,460	$12,853	$16,332
License fees	153	60	874	664
Other	17	6	49	48

Total revenues	4,636	5,526	13,776	17,044
Operating expenses:
Research and development	6,835	6,668	20,866	20,865
In-process research and development	—	—	20,890	—
General and administrative	3,317	2,151	8,517	5,129

Total operating expenses	10,152	8,819	50,273	25,994

Loss from operations	(5,516)	(3,293)	(36,497)	(8,950)
Other income (expense):
Interest expense	(508)	(1,256)	(1,532)	(4,029)
Interest income	272	79	581	245
Other income (expense)	(14)	6	61	409

Net loss	$(5,766)	$(4,464)	$(37,387)	$(12,325)

Basic and diluted net loss per common share	$(0.19)	$(2.96)	$(1.52)	$(8.18)

Weighted average shares used to compute basic and diluted net loss per share	30,833	1,506	24,665	1,506

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(37,387)	$(12,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,276	2,431
In-process research and development	20,890	—
Non-cash interest on convertible notes payable	—	2,276
Non-cash interest on long-term debt obligations	428	457
Net gain on debt restructuring	(315)	—
Stock-based compensation expense	5,050	—
Changes in operating assets and liabilities:
Accounts receivable	133	13,574
Prepaid expenses and other current assets	(1,005)	673
Accounts payable, accrued expenses and other liabilities	(7,955)	(2,357)
Deferred revenue	(3,149)	(4,097)
Restricted cash	(70)	(118)

Net cash (used in) provided by operating activities	(21,104)	514
Investing activities:
Proceeds from disposals of property and equipment	129	—
Proceeds from loans to related parties	226	—
Purchases of property and equipment	(517)	(52)
Cash acquired in connection with merger, net of costs	37,401	—

Net cash provided by (used in) investing activities	37,239	(52)
Financing activities:
Proceeds from capital contributions from stockholders	4,796	—
Proceeds from issuance of common stock, net of costs	7,397	—
Proceeds from exercise of stock options	84	—
Proceeds from stock subscriptions receivable	346	3
Principal payments on long-term debt obligations	(19,599)	(1,122)
Principal payments on capital lease obligations	(50)	(48)

Net cash used in financing activities	(7,026)	(1,167)
Effect of exchange rate changes on cash and cash equivalents	768	(1,703)

Net increase in cash and cash equivalents	9,877	(2,408)
Cash and cash equivalents at beginning of period	11,414	12,749

Cash and cash equivalents at end of period	$21,291	$10,341

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant in connection with committed equity financing facility	$472	$—
Issuance of warrant in connection with common stock issuance	$1,446	$—
Conversion of 2004 convertible notes	$2,764	$—
Acquisitions of equipment purchased through capital leases	$66	$—
The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Notes to Condensed Consolidated Financial Statements
1. Organization
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders an aggregate of 19,761,688 shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our Nasdaq National Market ticker symbol was changed to “MITI.”
     Subsequent to the completion of the merger, we are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. We operate in only one business segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.
2. Basis of Presentation
     As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; Tarcanta, Inc.; Tarcanta Limited; and Cell-Matrix, Inc. Substantially all of the post-merger operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.
     Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Micromet”, “we,” “us,” and “our” refers to the business of the combined company after the merger and the business of Micromet AG prior to the merger. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “CancerVax Corporation” or “CancerVax” refers to the business of CancerVax prior to the merger.
     The condensed consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet AG audited financial statements as of December 31, 2005 and 2004, and each of the three years in the period ended December 31, 2005 included at pages F-26 through F-60 of our proxy statement/prospectus dated March 31, 2006, filed by CancerVax with the Securities and Exchange Commission (the “SEC”) on April 3, 2006.
     The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.
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

     The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of September 30, 2006, we had an accumulated deficit of $148.2 million, and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the third quarter of 2007, without considering any potential future milestone payments, which we may receive under current or future collaborations or the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited.
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
     The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income (loss) in the accompanying balance sheets.
Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
Restricted Cash
     As of September 30, 2006 and December 31, 2005, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.7 million and $0.6 million, respectively, and is disclosed as a non-current asset.
     As a result of our merger with CancerVax we assumed three irrevocable standby letters of credit in connection with three building leases. The letters of credit totaled $2.3 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006.
     As of September 30, 2006, we have a consolidated total of $3.0 million of certificates of deposit that are disclosed as restricted cash in our non-current assets.
Accounts Receivable
     Receivables are stated at their cost less an allowance for any uncollectible amounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. Based on management’s assessment, no allowances were recorded as of September 30, 2006 and December 31, 2005.
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

Goodwill
     We have goodwill with a carrying value of $6.9 million at September 30, 2006, which resulted from our merger with CancerVax in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date.
Patents
     We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.
Impairment of Long-Lived and Identifiable Intangible Assets
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges have been recognized for the three and nine months ended September 30, 2006 and 2005.
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
     We recognize revenue on up-front payments over the expected life of the development and collaboration agreement on a straight-line basis. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.
     We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through September 30, 2006, we have not received or recognized any royalty payments.
     For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis.
Research and Development
     Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.
Total Comprehensive Loss
     For the three and nine months ended September 30, 2006 and 2005, comprehensive loss consists of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(5,766)	$(4,464)	$(37,387)	$(12,325)
Unrealized gain on investments, net	—	—	38	—
Foreign currency translation adjustments	124	114	(585)	4,454

Total comprehensive loss	$(5,642)	$(4,350)	$(37,934)	$(7,871)

Share-Based Compensation
2000 and 2002 Stock Option Plans:
     In December 2000, we adopted the 2000 Stock Option Plan (“2000 Plan”) and in November 2002, we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2000 and 2002 Plans provide for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 600,305 shares of our common stock and the 2002 Plan authorized the grant of options to purchase up to 11,932 shares of our common stock. Options granted under the 2000 and 2002 Plans were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 and 2002 Plans were cancelled and were partially replaced with options granted under the 2006 Equity Incentive Plan described below. The cancellation and partial replacement resulted in compensation expense of $2.7 million being recorded in the second quarter of 2006 and is included in the compensation expense for the nine months ended September 30, 2006. An aggregate of 612,237 options were available for grant under the 2000 and 2002 Plans as of September 30, 2006; however, we do not intend to grant any options under those plans in the future.
2000 and 2003 Stock Option Plans Assumed in Merger:
     In connection with the merger with CancerVax, we assumed CancerVax’s Third Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Incentive Plan”) and CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). The 2000 Stock Incentive Plan was effectively terminated on June 10, 2004 by the approval of the 2003 Plan. Prior to its termination, the 2000 Stock Incentive Plan allowed for the grant of options and restricted stock to employees, outside directors and consultants. Options granted under the 2000 Stock Incentive Plan generally expire no later than ten years from date of grant and vest over a period of four years. Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Some options allow for vesting in full upon the termination of the recipient’s employment or service with us. The initial options granted to our non-employee directors under the 2003 Plan during 2006 have a three-year vesting period. Options granted to the chairpersons of our board committees have a one-year vesting period. At September 30, 2006, options to purchase approximately 1,575,000 shares of our common stock were outstanding, and there were approximately 2,111,000 additional shares remaining available for future grants, under these plans.
2006 Stock Option Plan:
     In April 2006, we adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of our common stock. Of this amount, options to purchase an aggregate of 1,761,880 shares of our common stock were issued upon the closing of the merger with CancerVax to incentivize such individuals and were issued, in part, to replace the options issued under the 2000 and 2002 Plans described above. For a given participant under the 2006 Plan, 50% of the options granted to such individual vested upon grant, with the remaining 50% vesting ratably on a monthly basis over the 24 months following the date of grant. The exercise price for such options was set at approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). As of September 30, 2006, there were approximately 161,000 shares remaining available for future option grants under this plan.
Adoption of Statement of Financial Accounting Standards No. 123(R)
     We adopted SFAS No. 123R as of January 1, 2006. As permitted by SFAS No. 123R, we utilized the Black-Scholes option-pricing model (“Black-Scholes model”) as our method of valuation for share-based awards granted. The Black-Scholes model was previously utilized for our expense recorded under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method. Based on the terms of our plans, we did not have a cumulative effect related to our plans. The determination of the fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The weighted-average estimated fair value of employee stock options granted during the three and nine month periods ended September 30, 2006 was $2.66 and $3.39 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Expected volatility 2006 and 2003 Plans	78.8%	78.8%–80.0%
Risk-free interest rate 2006 and 2003 Plans	4.8%	4.8%–5.0%
Dividend yield 2006 and 2003 Plans	0.0%	0.0%
Expected term 2006 Plan (years)	No grants	5.2
Expected term 2003 Plan (years)	6.1	5.8–6.1
     There were no employee stock options granted during the three months and nine months ended September 30, 2005.
     Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in U. S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The expected term for other options granted was determined by comparison to peer companies. As stock-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the three months ended September 30, 2006, was based on historical forfeiture experience for similar levels of employees to whom the options were granted.
     During the second quarter of 2006, stock options were granted which in part replaced the stock options that were outstanding as of December 31, 2005. Under the guidance of SFAS No. 123R, a modification of an option award is treated as an exchange of the previously issued option award for a new option award. Any incremental fair value in measuring the new award would be amortized along with any remaining unamortized compensation for the original award over the new vesting period. The original grant and the modification resulted in a total compensation cost of $4.9 million. For the three and nine months ended September 30, 2006, share-based compensation expense related to these stock options amounted to $0.3 million and $3.0 million, respectively. As of September 30, 2006, there was $1.9 million of unamortized compensation cost related to these stock option awards, which is expected to be recognized over a remaining average vesting period of 1.6 years.
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

     Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Research and development	$235	$2,323
General and administrative	801	1,728

Employee stock-based compensation expense	$1,036	$4,051

Employee stock-based compensation expense, per common share, basic and diluted	$(0.03)	$(0.16)

     For the three and nine months ended September 30, 2005 there was no share-based compensation expense recorded.
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the guidance of SFAS No. 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized as expense over the vesting period using the straight-line method. Prior to January 1, 2006 there was no significant stock-based compensation expense recorded.
     Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed. For the three and nine months ended September 30, 2006, stock-based compensation related to stock options issued to non-employees was approximately $0 and $1.0 million, respectively. There was no stock-based compensation related to the vesting of non-employee stock options for the three and nine months ended September 30, 2005.
Stock Option Activity
     The following is a summary of stock option activity under the 2003 and 2006 Plans for the nine months ended September 30, 2006 (shares in thousands):

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2006	3,029	$8.49-67.93
Granted	2,342	$2.65
Exercised	(18)	$4.40
Assumed in merger	1,384	$13.13
Cancelled	(3,400)	$3.23-67.93

Outstanding at September 30, 2006	3,337	$5.32

     Included in the shares granted for the nine month period ended September 30, 2006 were approximately 1,762,000 shares granted under the 2006 Plan with an exercise price below fair market value at a weighted average exercise price of $1.66 per share.

     The following is a further breakdown of the options outstanding as of September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	(thousands)	(years)	Price	(thousands)	Price
$1.66 – $1.66	1,762	9.59	$1.66	1,064	$1.66
$3.23 – 3.88	392	8.29	$3.59	107	$3.23
$4.44 – $4.44	224	9.09	$4.44	219	$4.44
$6.47 – $6.63	295	9.65	$6.63	1	$6.47
$8.46 – $9.90	459	7.82	$9.18	432	$9.21
$19.71 – $28.95	92	8.15	$23.94	88	$24.04
$31.05 – $38.61	113	7.43	$36.05	111	$36.11

$1.66 – $38.61	3,337	9.05	$5.32	2,022	$6.52

     For the nine months ended September 30, 2006, share-based compensation expense related to stock options granted to employees was $4.1 million. As of September 30, 2006, there was $4.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. The aggregate intrinsic value of options exercised during the period ended September 30, 2006, outstanding at September 30, 2006 and exercisable at September 30, 2006 was approximately $0, $1.8 million and $1.1 million, respectively.
Employee Stock Purchase Plan
     As of September 30, 2006, there are no participants in the Employee Stock Purchase Plan. At September 30, 2006, approximately 84,000 shares were available for future purchase under this plan.
Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options and warrants in the amount of 3,337,000 and 924,408, respectively, as of September 30, 2006 and 3,029,000 common stock options as of September 30, 2005.
Reclassifications
     Certain amounts in the previous period financial statements have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
     In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after

November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.
4. Merger
     On May 5, 2006, we completed our merger with CancerVax, a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. The acquisition of unrestricted cash, a Nasdaq listing, and selected ongoing product development programs were the primary reasons for the merger. The primary driver in the recognition of goodwill was the acquisition of selected ongoing product development programs. Because former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company on a fully diluted basis immediately after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, CancerVax’s assets and liabilities are recorded as of the merger closing date at their estimated fair values.
     The fair value of the 9,380,457 outstanding shares of CancerVax common stock used in determining the purchase price was $41.0 million, or $4.38 per share, based on the average of the closing prices for a range of trading days (January 5, 2006 through January 11, 2006, inclusive) around and including the announcement date of the merger transaction. The fair value of the CancerVax stock options and stock warrants assumed by Micromet was determined using the Black-Scholes option-pricing model with the following assumptions: stock price of $4.38, which is the value ascribed to the CancerVax common stock in determining the purchase price; volatility of 75%; dividend rate of 0%; risk-free interest rate of 4.0%; and a weighted average expected option life of 0.88 years.
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

     The acquired in-process research and development (“IPR&D”) projects consist of the following: D93 and other denatured collagen related anti-angiogenesis programs that potentially target various solid tumors; SAI-EGF and related programs that target the epidermal growth factor receptor, or EGFR, signaling pathway that potentially target non-small cell lung cancer and various solid tumors; GD2, a humanized, monoclonal antibody that appears to target tumor-associated antigens that are expressed in a variety of solid tumor cancers; and certain other non-denatured collagen related humanized, monoclonal antibodies and peptides that potentially target various solid tumors.
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
Pro Forma Results of Operations
     The results of operations of CancerVax are included in Micromet, Inc.’s condensed consolidated financial statements from the closing date of the merger on May 5, 2006. The following table presents pro forma results of operations and gives effect to the merger transaction as if the merger had been consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$4,636	$31,541	$14,228	$55,932

Net loss	$(5,766)	$(14,768)	$(48,794)	$(38,236)

Basic and diluted net loss per common share	$(0.19)	$(1.36)	$(1.68)	$(3.51)

     The pro forma results for the nine months ended September 30, 2006 include $20.9 million of nonrecurring charges for the write-off of in-process research and development.
5. Convertible Notes Payable
     Convertible notes payable consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
MedImmune, Inc. convertible promissory note, due June 6, 2010	$1,941	$11,844
2004 convertible promissory notes, including accrued interest of $572,000 at December 31, 2005	—	2,761

Total convertible notes payable	1,941	14,605
Less: current portion	—	(2,761)

Convertible notes payable, net of current portion	$1,941	$11,844

MedImmune, Inc.
     In May 2006, approximately €8.5 million, or $10.7 million, of the convertible note issued to MedImmune was converted into an aggregate of 1,660,483 shares of our common stock.
2004 Convertible Notes
     In January 2006, we issued 98,145 shares of our common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. See Note 9.
6. Other Non-Current Liabilities
     Included in the September 30, 2006 other non-current liabilities balance of $2.0 million is a lease exit liability for the Munich facility as a consequence of the restructuring of operations during 2004. Activity of the restructuring provision in 2006 is as follows:

Accrued
Balance as of	Amounts		Currency	Accrued
December 31,	Paid in	Accretion	Translation	Balance as of
2005	Period	Expense	Adjustment	September 30, 2006
$599,000	$(237,000)	$66,000	$37,000	$465,000
     Of the $465,000 lease exit liability as of September 30, 2006, $49,000 is current and $416,000 is non-current.
7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Technologie-Fonds Bayern borrowings due December 31, 2008; interest payable quarterly at 6.00%	$3,200	$2,831
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	2,001	1,761
tbg borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6.00% to 7.00%	1,943	2,700
tbg borrowings due December 31, 2006; interest payable semi-annually at 6.00%	—	1,593
GEDO borrowings due December 31, 2006; interest payable monthly at 7.50%	27	175
ETV borrowings due 36 months after drawdown; interest payable monthly at rates ranging from 11.55% to 12.81%	—	109

Total long-term debt obligations	7,171	9,169
Less: current portion	(2,081)	(3,638)

Long-term debt obligations, net of current portion	$5,090	$5,531

     Scheduled repayment of principal for the debt agreements is as follows as of September 30, 2006 (in thousands):

2006 (October 1, 2006 — December 31, 2006)	$2,081
2007	—
2008	5,090

Total	$7,171

Loan and Security Agreement
     As a result of the merger with CancerVax, we assumed an $18 million loan and security agreement entered into by CancerVax in December 2004 with Silicon Valley Bank. We repaid the loan and terminated the agreement during the third quarter of 2006 and have no remaining credit available or obligations under the agreement.
Amendment to the Silent Partnership Agreements
      In May 2006, upon consummation of our merger with CancerVax, and subsequent to a January 2006 amendment of four of the six silent partnership agreements with Technologie-Beteiligungs-Gesellschaft mbH (“tbg”), we repaid €2.0 million, or $2.5 million, in satisfaction of debt obligations to tbg aggregating €2.3 million, or $2.8 million. This payment satisfied in full: (i) our obligation to pay $1.7 million that was originally due December 31, 2006, the value of which had been recorded at $1.6 million, including accrued interest, as of December 31, 2005, plus $0.1 million of interest that accrued after December 31, 2005; and (ii) our obligation to pay $1.1 million to tbg that was originally due December 31, 2008. As a result, we recorded a gain on extinguishment of debt of €251,000, or $315,000. As of September 30, 2006, borrowings due to tbg on December 31, 2008 consist of $1.3 million in principal amount and $0.6 million of accrued interest.
     In January 2006, the silent partnership agreements with Bayern Kapital GmbH and Technologie Beteiligungsfonds Bayern GmbH & Co. KG were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of future rounds of financing after the consummation of the merger with CancerVax, whereby 20% of the net proceeds of such future rounds of financing be used for repayment of silent partnership debts until such silent partnership debts are repaid in full. As a result of these amendments, silent partnership debt in principal amount equal to 20% of the net proceeds from the private placement equity transaction with NGN Capital, LLC (See Note 9), or $1.5 million, was accelerated as of July 24, 2006, although this amount has not yet been paid. Additionally, 20% of any draw downs under the CEFF and any future financings will be used for repayment of accelerated silent partnership debt. As of September 30, 2006, the total amount subject to accelerated repayment, including the $1.5 million accelerated in July 2006, is $5.2 million.
8. Commitments
Leases
     In May 2006, we repaid $623,000 of deferred rental payments to GEK, the lessor of our Munich facility that became due upon the consummation of our merger with CancerVax.
     Future minimum lease payments under non-cancelable operating and capital leases as of September 30, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2006 (October 1, 2006 — December 31, 2006)	$19	$721
2007	73	2,874
2008	50	2,857
2009	7	2,687
2010	—	2,688
Thereafter	—	4,310

Total minimum lease payments	149	$16,137

Less: amount representing imputed interest	8

Present value of minimum lease payments	141
Less: current portion	68

Capital lease obligation, less current portion	$73

     The current and long-term portions of capital leases are included on the balance sheet in other current liabilities and other non-current liabilities, respectively.
License and Research and Development Agreements
     Upon the closing of our merger with CancerVax we became party to several license and research and development agreements as discussed in Note 10.
     Annual future minimum payments under our license and research and development agreements, including those assumed from CancerVax, are as follows at September 30, 2006 (in thousands):

2006 (October 1, 2006 — December 31, 2006)	$1,425
2007	455
2008	155
2009	55
2010	55
Thereafter	330

$2,475

9. Stockholders’ Equity (Deficit)
Committed Equity Financing Facility
In August 2006, we entered into a Committed Equity Financing Facility (“CEFF”), with Kingsbridge Capital Limited (“Kingsbridge”), which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 6,251,193 shares of our common stock for cash consideration of up to $25.0 million, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at a price of $3.2145 per share. The warrant is exercisable beginning six months after the date of grant, which was August 30, 2006, and for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.8%, a volatility factor of 79%, a life of 5.5 years and a dividend yield of zero. The estimated value of the warrant at the date of grant was approximately $0.5 million.

     On September 12, 2006, we filed a resale shelf registration statement on Form S-3 with the SEC to facilitate Kingsbridge’s public resale of shares of our common stock, which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of the warrant. The resale shelf registration statement was declared effective on September 28, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge, we may be required to pay liquidated damages. In connection with the CEFF, we incurred legal fees and other financing costs of approximately $61,000. As of September 30, 2006, we have not sold any shares to Kingsbridge under the CEFF.
Private Placements
     On July 24, 2006, we closed a private placement pursuant to which we issued an aggregate of 2,222,222 shares of common stock and warrants to purchase an additional 555,556 shares of common stock to funds managed by NGN Capital, LLC in return for aggregate gross proceeds, before expenses, of $8.0 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.6 million, resulting in net proceeds of approximately $7.4 million. The warrants are exercisable beginning six months after issuance through the six year anniversary of the date of issuance and have an exercise price of $5.00 per share. The warrants were valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.8%, a volatility factor of 79%, a life of 6 years and a dividend yield of zero. The estimated value of the warrants was approximately $1.4 million.
     In October 2005, the Micromet AG stockholders resolved to invest up to €8.0 million in Micromet AG. On October 11, 2005, Micromet AG received proceeds of €4.0 million, or $4.8 million, in return for the issuance of 16,408,660 shares of its common stock to existing stockholders at approximately €0.24, or $0.29, per share as a first tranche of that financing. In March and April 2006, we received an aggregate of €4.0 million, or $4.8 million, from these stockholders as a second tranche of that financing.
MedImmune, Inc.
     On May 4, 2006, convertible notes in the aggregate nominal amount of $10.7 million were converted into an aggregate of 1,660,483 shares of our common stock.
Enzon, Inc. Convertible Promissory Note
     As of December 31, 2005 the carrying amount of the Enzon convertible note was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from Enzon and our irrevocable obligation to issue shares to Enzon in accordance with the terms of the amended convertible note agreement. On January 3, 2006, we issued 88,343 shares of our common stock and classified the carrying amount of the note as common stock and additional paid-in capital in the amount of $11.0 million.
2004 Convertible Notes
     As of December 31, 2005, €10.2 million, or $12.1 million, including accrued interest, was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from certain note holders in December 2005 and our irrevocable obligation to issue shares to these note holders in accordance with the terms of the note agreements. As of December 31, 2005, €2.3 million, or $2.8 million, including accrued interest, remained in current liabilities related to the 2004 convertible notes, as the notice from certain note holders was not received until subsequent to December 31, 2005. In January 2006, we issued 98,145 shares of our common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. We classified the aggregate carrying amount of the note and the stock subscription from conversion as common stock and additional paid-in capital in the amount of €12.5 million, or $14.8 million.
Stock Warrants Assumed in Merger
     As a result of our merger with CancerVax we assumed outstanding, fully-exercisable stock warrants that, upon cash exercise, would result in the issuance of approximately 29,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.25 per share and the warrants will expire between November 2006 and June 2013. The warrant holders have the option to exercise the warrants in one of the following ways: (i) cash payment; (ii) cancellation of our indebtedness, if any, to the holder; or (iii) net issuance exercise based on the fair market value of our common stock on the date of exercise.
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
Pursuant to letter agreements executed on October 24, 2006 and November 3, 2006, our wholly-owned subsidiaries Tarcanta, Inc. and Tarcanta, Ltd. and CIMAB and YM Biosciences have amended certain terms of our license agreements with CIMAB and YM Biosciences. We have agreed to postpone the payment of a $1 million milestone payment that became due in the first quarter of 2006 upon completion of certain technology transfer activities until the earlier of (1) the closing of a transaction in which a new partner obtains the rights to develop and commercialize the products pursuant to the EGF Agreement, and (2) June 12, 2007. The payment will include interest of 1% per month from June 13, 2006. Further, we have agreed that these letter agreements will terminate on December 31, 2006, if we have not found a sublicensee or otherwise transferred the agreements to a new partner or if there are no active sublicensing discussions at that time.
Other Licensing and Research and Development Agreements
     As a result of our merger with CancerVax we also assumed licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. If all of our product candidates currently being pursued under these agreements were successfully developed and commercialized, the aggregate amount of milestone payments we would be required to pay is approximately $63.0 million over the term of the related agreements as well as royalties on net sales of each commercialized product.
11. Subsequent Events
Litigation Concerning Curis, Inc.
     On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolves a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million. Curis had requested immediate repayment of the remaining €2.0 million at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or approximately $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Both Micromet and Curis will each bear their own costs incurred in connection with the litigation.
Compensation Arrangement with David F. Hale
     On October 2, 2006, we entered into an agreement with David F. Hale, the chairman of our board of directors, to reimburse Mr. Hale for 50% of the current annual salary of his executive assistant, or $38,000 per year. This agreement has retroactive effect to May 2006, and will, subject to annual review by the compensation committee of our board of directors, continue in effect during such time as Mr. Hale continues to serve as our chairman. Mr. Hale’s executive assistant is not employed by us, and we are not responsible for the payment of any employee benefits to Mr. Hale’s executive assistant or for the withholding of any payroll or other taxes on the reimbursements paid to Mr. Hale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II — Item 1A, below, under the caption “Risk Factors.”
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of Micromet AG and the notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to Micromet AG, both of which are contained in our S-4 proxy statement/prospectus dated March 31, 2006, filed with the Securities and Exchange Commission on April 3, 2006 and in conjunction with CancerVax’s financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in CancerVax’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
     For periods prior to May 4, 2006, the results of operations and cash flows presented in the interim financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger) through September 30, 2006, the results of operations and cash flows presented in the interim financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the nine months ended September 30, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire period presented.
     Overview
     The formation of Micromet, Inc. through the merger of CancerVax Corporation and Micromet AG created a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases.
     Merger of CancerVax Corporation and Micromet AG
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. In connection with the merger, CancerVax was renamed “Micromet, Inc.” and our Nasdaq National Market ticker symbol was changed to “MITI.”
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
     Our product pipeline consists of two clinical product candidates, adecatumumab (MT201) developed in collaboration with Serono, and MT103 developed in collaboration with MedImmune, and five preclinical product candidates, MT110, MT203, MT204, as well as a BiTE® molecule binding to EphA2 and a BiTE® molecule binding to CEA developed in collaboration with MedImmune. In addition, we hold licenses or own the rights to clinical candidate (SAI-EGF) and preclinical product candidates (SAI-TGF, SAI-EGFR and D93) which we plan to out-license. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.
     We began our clinical program for our lead product candidate adecatumumab with a Phase 1 clinical trial in patients with hormone-

refractory prostate cancer in September 2001 in Germany. Phase 2 clinical trials were started in February 2004 in patients with prostate cancer and in March 2004 in patients with metastatic breast cancer. Adecatumumab (MT201) was evaluated as a monotherapy in these two clinical trials testing the impact of dose and target expression level on the activity of the drug candidate. We announced the final results of the two trials in the third quarter of 2006. The Phase 2 clinical trial of adecatumumab in patients with metastatic breast cancer did not meet its primary clinical endpoint (clinical benefit rate at week 24). However, based on the data that we have reviewed, we believe that the results of the trial are encouraging nevertheless as they appear to indicate clinical activity of adecatumumab, particularly in patients with high EpCAM expression. Moreover, based upon our current assessment, the safety profile observed does not appear to raise any significant concerns regarding the further development of adecatumumab in this indication. We and our collaborator Serono are in the process of developing the plans for future clinical development activities with respect to the treatment of breast cancer. The Phase 2 clinical trial of adecatumumab in patients with prostate cancer did not reach its primary endpoint (mean change in prostate specific antigen, compared to placebo control). However, based on sub-analyses performed at the recommendation of clinical experts, a measurable level of biological activity was observed in patients with high EpCAM expression receiving a high dose of adecatumumab. Nevertheless, based on a number of factors, including the cost and length of the clinical development path, we and our partner Serono have decided to put the development of adecatumumab in prostate cancer on hold at this time. Instead, we are evaluating other cancer indications in which adecatumumab could be developed. A Phase 1b trial investigating the safety and tolerability of MT201 in combination with docetaxel is currently ongoing.
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
     Each of our programs will require many years and significant costs to advance through development. Typically it takes many years from the initial identification of a lead compound to the completion of pre-clinical and clinical trials, before applying for possible marketing approval from the FDA, the European Medicines Agency (the “EMEA”) or other equivalent international regulatory agencies. The risk that a program has to be terminated, in part or in full, for safety reasons, or lack of adequate efficacy is very high. In particular, we can neither predict which, if any, potential product candidates can be successfully developed and for which marketing approval may be obtained, nor predict the time and cost to complete development.
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
     Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements and, more recently, by accessing the capital resources of CancerVax through the merger and a private placement of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the third quarter of 2007, without considering any potential future milestone payments, which we may receive under current or future collaborations or the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited.
     Currently, we have strategic collaborations with Serono and MedImmune to develop therapeutic antibodies in cancer. We also have an exclusive marketing agreement with Enzon to market and license to third parties the companies’ respective single-chain antibody patent estates.

Research and Development and In-Process Research and Development
     Through September 30, 2006, our research and development expenses consisted of costs associated with the clinical development of adecatumumab (MT201) and MT103, as well as pre-clinical development costs for a new BiTE® molecule called MT110 and a new human antibody against GM-CSF called MT203. The costs incurred include costs associated with clinical trials and manufacturing process, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charged all research and development expenses to operations as they were incurred.
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
     Under our adecatumumab, or MT201, collaboration agreement with Ares Trading, S.A., a wholly-owned subsidiary of Serono International, S.A., we received $12.0 million in up-front and milestone payments from Serono in 2005 not including other collaborative reimbursements. The agreement provides for potential future clinical development milestone payments of up to an additional $136.0 million. Our collaboration agreement with MedImmune for MT103 provides for potential future milestone payments and royalty payments based on net sales from MT103. A second agreement with MedImmune for the development of new BiTE® product candidates provides for potential future milestone payments and royalty payments based on future sales of the BiTE® product candidates currently under development. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.
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
     Clinical development timelines, the likelihood of success and total costs vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate.
     The costs and timing for developing and obtaining regulatory approvals of our product candidates vary significantly for each product candidate and are difficult to estimate. The expenditure of substantial resources will be required for the lengthy process of clinical development and obtaining regulatory approvals as well as to comply with applicable regulations. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.
Critical Accounting Policies and the Use of Estimates
     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

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
     We recognize revenue on up-front payments over the expected life of the development and collaboration agreement on a straight-line basis. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.
     We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through September 30, 2006, we have not received or recognized any royalty payments.
     For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis.
Goodwill
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and success probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of our merger with CancerVax, we recorded $6.9 million of goodwill. Through September 30, 2006, there have been no indicators of impairment noted and no impairment analysis has been performed.
Long-Lived and Intangible Assets
     The evaluation for impairment of long-lived and intangible assets requires significant estimates and judgment by management. Subsequent to the initial recording of long-lived and intangible assets, we must test such assets for impairment. When we conduct our impairment tests, factors that are important in determining whether impairment might exist include assumptions regarding our underlying business and product candidates and other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other external factors, could result in impairment. Such impairment charge, if any, could have a material adverse effect on our results of operations.
Share-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123R and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Effective January 1, 2006, we began recognizing share-based compensation, under SFAS No. 123R, for all awards granted during 2006 based on each award’s grant date fair value. Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) following the minimum value method. Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized to expense over the vesting period using the straight-line method. We implemented SFAS No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of SFAS No. 123R have not been adjusted to reflect fair value of the share-based compensation expense. Prior to January 1, 2006, there was no significant stock compensation expense recorded.
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. To facilitate our adoption of SFAS No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the three months ended September 30, 2006, was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of September 30, 2006, total unrecognized compensation cost related to stock options was approximately $4.0 million, and the weighted average period over which it is expected to be recognized is 2.0 years.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
     In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.
Results of Operations
     Subsequent to September 30, 2005, we have engaged in a number of significant transactions, including a recapitalization in October 2005 and the merger with CancerVax in May 2006. As a result, our results of operations for the three and nine months ended September 30, 2006 are very difficult to compare to the results of operations for the three and nine months ended September 30, 2005.
Comparison of the Three Months and Nine Months Ended September 30, 2006 and 2005
     Revenues. Total revenues were $4.6 million and $13.8 million, respectively, for the three and nine months ended September 30, 2006, compared to $5.5 million and $17.0 million, respectively, for the three and nine months ended September 30, 2005. Revenues for the three and nine months ended September 30, 2006 consisted of collaborative research and development revenues of $1.9 million and $6.8 million, respectively, from our collaboration agreement with Serono and $0.9 million and $2.5 million, respectively, from our collaboration agreement with MedImmune. In addition, a milestone payment of $1.7 million from MedImmune was recognized during the three months ended September 30, 2006. Revenues from our licensing activities for the three and nine months ended September 30, 2006 amounted to $0.2 million and $0.9 million, respectively. Revenues for the three and nine months ended September 30, 2005 consisted of collaborative research and development revenues of $3.3 million and $10.4 million, respectively, from our collaboration agreement with Serono and $1.6 million and $4.9 million, respectively, from our collaboration agreement with MedImmune. Revenues from our licensing activities for the three and nine months ended September 30, 2005 amounted to $0.1 million and $0.7 million, respectively. Collaborative research and development revenues from Serono reflect its full cost responsibility for the adecatumumab (MT201) program. Collaborative research and development revenues from MedImmune represent its share of the costs of clinical development of MT103 and its full cost responsibility for the development of certain new BiTE® candidates.
     Research and Development Expenses. Research and development expenses were $6.8 million and $20.9 million, respectively, for the three and nine months ended September 30, 2006, compared to $6.7 million and $20.9 million, respectively, for the three and nine months ended September 30, 2005.
     Research and development expenses for the three months ended September 30, 2006 include a $0.2 million share-based compensation expense. Research and development expenses net of share-based compensation expenses were $0.1 million lower compared to the prior year due to lower expenses for our clinical trials, manufacturing services and lower patenting costs by $1.5 million, largely offset by higher costs for personnel, facility and preclinical studies. Research and development expenses for the nine months ended September 30, 2006 include a $2.3 million share-based compensation expense related to the issuance of options. Research and development expenses net of share-based compensation expenses were $2.3 million lower compared to the prior year due to lower expenses for manufacturing services, clinical trials, clinical trial material and supplies of $3.9 million, partly offset by higher costs for personnel, facility and preclinical studies.
     In-Process Research and Development. As a result of our merger with CancerVax, we acquired in-process research and development (“IPR&D”) projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project were estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate were the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.
     General and Administrative Expenses. General and administrative expenses were $3.3 million and $8.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $2.2 million and $5.1 million, respectively, for the three and nine months ended September 30, 2005.
     General and administrative expenses for the three months ended September 30, 2006 include a $0.8 million share-based compensation expense. General and administrative expenses net of share-based compensation expenses were $0.4 million higher compared to the prior year due to a $0.7 million increase in expenses for services related to information technology, investor relations and auditing and other operating costs, partly offset by a reduction of personnel costs.
     General and administrative expenses for the nine months ended September 30, 2006 include a $2.7 million share-based compensation expense. General and administrative expenses net of share-based compensation expenses were $0.7 million higher compared to the prior year due to a $1.2 million increase in other operating costs, including legal and other services related to information technology, investor relations and auditing, partly offset by a reduction of personnel cost.
Other Income (Expense)
     Interest Expense. Interest expense for the three and nine months ended September 30, 2006 was $0.5 million and $1.5 million, respectively, compared to $1.3 million and $4.0 million, respectively, for the three and nine months ended September 30, 2005. The $0.8 million and $2.5 million decreases were primarily due to the conversion of all but $1.9 million of the convertible notes that had been outstanding during 2005, partly offset by the interest expense incurred as a result of our assumption of the Silicon Valley Bank loan in connection with the merger.
     Interest Income. Interest income for the three and nine months ended September 30, 2006 was $0.3 million and $0.6 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2005. The increase in interest income was primarily due to an increase in invested balances in 2006 as a result of the cash acquired in connection with the merger.
     Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2006 was $(14,000) and $61,000, respectively, compared to $6,000 and $409,000, respectively, for the three and nine months ended September 30, 2005. The decrease in other income was primarily due to a realized exchange rate gain in 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had $21.3 million in cash and cash equivalents as compared to $11.4 million as of December 31, 2005, an increase of $9.9 million. This increase was primarily the result of our merger with CancerVax in which cash and cash equivalents of $39.6 million were part of an acquired net book value of $16.2 million. This inflow of cash was partially offset by payment of $2.2 million in transaction costs, continued investment to fund ongoing operations and increased spending as a result of our becoming a public company upon completion of our merger with CancerVax.
     Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2006, compared to $0.5 million provided by operating activities for the nine months ended September 2005. The decrease in cash flows from operating activities was primarily due to the receipt of $14.2 million from Serono in 2005 for up-front license fee and other receipts under our collaboration agreement and the pay down of $3.7 million of liabilities and accrued expenses that had been assumed in the merger with CancerVax.
     Net cash provided by investing activities was $37.2 million for the nine months ended

September 30, 2006, compared to $52,000 used in investing activities for the nine months ended September 30, 2005. Cash flows from investing activities for the nine months ended September 30, 2006 consisted almost entirely of $37.4 million of cash, net of costs paid, acquired in connection with our merger with CancerVax.
     Net cash used in financing activities was $7.0 million for the nine months ended September 30, 2006, compared to $1.2 million used in financing activities for the nine months ended September 30, 2005. Significant components of cash used in financing activities for the nine months ended September 30, 2006 included the repayment of the Silicon Valley Bank loan of $16.8 million, which had been assumed in connection with the merger, and repayment of an aggregate of $2.8 million of long term debt to silent partnerships, partly offset by net proceeds of $7.4 million from the issuance of common stock to funds affiliated with NGN Capital LLC and $4.8 million in capital contributions from stockholders. In connection with the issuance of common stock to funds affiliated with NGN Capital LLC, we issued warrants to such funds to purchase up to an aggregate of 555,556 shares of our common stock. The warrants become exercisable six months following their date of issuance, expire six years after issuance, and are exercisable at a price of $5.00 per share.
     In January 2006, the silent partnership agreements with Bayern Kapital GmbH and Technologie Beteiligungsfonds Bayern GmbH & Co. KG were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of future rounds of financing after the consummation of the merger with CancerVax, but limited to 20% of the net proceeds for repayment of silent partnership debts. As a result of these amendments, until the silent partnership debt has been repaid in full, 20% of the proceeds from the private placement equity transaction with NGN Capital, LLC, any draw downs under the CEFF and any future financings will be used for repayment of accelerated silent partnership debt. The total amount subject to accelerated repayment as of September 30, 2006 is $5.2 million, of which $1.5 million was triggered by the financing with NGN Capital, LLC in July 2006, and will be paid in the fourth quarter of 2006.
     On August 30, 2006, we entered into a Committed Equity Financing Facility with Kingsbridge Capital Limited pursuant to which Kingsbridge committed to purchase up to $25 million of our common stock. Subject to certain restrictions we may require Kingsbridge to purchase newly-issued common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight day pricing period. Under the terms of the CEFF, the maximum number of shares we may sell to Kingsbridge is 6,251,193 shares, exclusive of the shares underlying the related warrant issued, and subject to certain limitations. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $3.2145 per share. The warrant is exercisable beginning six months after the date of issuance, which was August 30, 2006, and for a period of five years thereafter.
     As a result of the merger with CancerVax, we had assumed an $18.0 million loan and security agreement between CancerVax and Silicon Valley Bank. On September 7, 2006, we paid all amounts due and owing under the agreement and terminated the agreement. Effective immediately upon the termination of the agreement, all security interests and other liens held by the lender in all of our properties, rights and other assets were discharged.
     To date, we have funded our operations through proceeds from private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and, more recently, by accessing the capital resources of CancerVax through the merger and through a private placement of common stock and associated warrants.
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
     As a result of our merger with CancerVax we assumed three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s former corporate headquarters. During the second quarter of 2006 CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. Our estimated lease exit liability related to these facilities amounted to $1.7 million at September 30, 2006 and is included in accrued expenses.
     In connection with the three building leases described above, we also assumed three irrevocable standby letters of credit. The letters of credit associated with these three leases totaled $2.3 million at the merger date and were secured by certificates of deposit for similar amounts that are recorded as restricted cash. As of September 30, 2006, we have $3.0 million of cash and certificates of deposit that are recorded as restricted cash, all of which is recorded as a non-current asset.

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
     On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolves a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million. Curis had requested immediate repayment of the remaining €2.0 million at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or approximately $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Each of Micromet and Curis will bear their own costs incurred in connection with the litigation.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs and timing of regulatory approvals; and

•	the costs of establishing manufacturing, sales and distribution capabilities.
Contractual Obligations
     We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of September 30, 2006:

		Payment Due by Period
			2007 -	2009 -	2011 and
Contractual Obligations (in thousands)	Total	2006(1)	2008	2010	Beyond
Convertible note obligations	$1,941	$—	$—	$1,941	$—
Silent partnership obligations	7,144	2,054	5,090	—	—
Curis loan	3,055	1,786	1,269	—	—
GEDO loan	27	27	—	—	—
Contractual payments under licensing and research and development agreements	2,475	1,425	610	110	330
Operating leases	16,137	721	5,731	5,375	4,310

	$30,779	$6,013	$12,700	$7,426	$4,640

(1)	Includes amounts payable from October 1, 2006 through December 31, 2006.

Cautionary Note Regarding Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, and plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 filed with the Securities and Exchange Commission on May 10, 2006 and August 8, 2006, respectively, in the proxy statement/prospectus dated March 31, 2006, filed with the Securities and Exchange Commission on April 3, 2006, and the discussions set forth below under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rates
     Our financial instruments consist principally of cash and cash equivalents. These financial instruments, principally comprised of corporate obligations and U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We have not used derivative financial instruments in our investment portfolio.
     Exchange Rates
     A significant majority of our cash and cash equivalents are currently denominated in U.S. dollars, as are a significant amount of the potential milestone payments and royalty payments under our collaboration agreements. However, a significant portion of our operating expenses, including our research and development expenses, are incurred in Europe pursuant to arrangements that are generally denominated in Euros.
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of September 30, 2006, we had U.S. dollar-denominated cash and cash equivalents of $20.4 million and Euro-denominated commitments of approximately 12.8 million Euros. The Euro amount as of September 30, 2006 is equivalent to approximately $16.2 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Prior to the merger with CancerVax Corporation in May 2006, Micromet AG, was a private company based in Germany, and, was not required to, nor did it, maintain disclosure controls and procedures or internal control over financial reporting that would be deemed appropriate for a U.S. public company filing reports with the Securities and Exchange Commission. We have undergone significant changes in our corporate and financial reporting structure in 2006 as a result of the merger. As a result of the merger, we are now a trans-Atlantic company with a multi-tier reporting and consolidation process with related currency translations. These transactions and the operations of our company involve complex accounting issues. Following the merger, we have expended significant resources on financial reporting activities and integration of operations, including expansion of our disclosure controls and procedures and internal control systems to address, among other things, operations at multiple sites and in multiple countries.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.
     During this evaluation, we noted deficiencies relating to monitoring and oversight of the work performed by our accounting personnel, which did not provide adequate review of transactions by accounting personnel with sufficient technical accounting expertise. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles.
     Notwithstanding the deficiencies cited above that existed as of September 30, 2006, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report. As previously described in greater detail in Item 4 of our Form 10-Q for the quarter ended June 30, 2006, management has identified a number of deficiencies in our internal control over financial reporting following the merger between CancerVax and Micromet AG, as a result of the following:
•	Micromet AG, as a private company based in Germany was not required to, nor did it, maintain a system of internal control over financial reporting prior to the merger that would be deemed appropriate for a U.S. public company filing reports with the Securities and Exchange Commission;

•	a lack of sufficiently skilled personnel within our accounting and financial reporting functions to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles; and

•	the departure of CancerVax’s chief financial officer shortly after the completion of the merger.
     Our management currently believes that the combination of these deficiencies constitutes a material weakness in our internal control over financial reporting. Following the merger, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist, and we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment following the merger. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:

•	consolidating operating and financial reporting locations and structure;

•	implementing additional review and approval procedures over accruals;

•	the hiring of a chief financial officer with significant public company experience in October 2006;

•	formalizing process and documentation related to financial statement closing and consolidation review, including face-to-face meetings of all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	formalizing and enhancing documentation, oversight and review procedures related to accounting records of Micromet AG to ensure compliance with U.S. generally accepted accounting principles;

•	reviewing and making appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	supplementing our accounting and financial staff to improve the breadth and depth of experience;

•	hiring of consultants to aid us in the implementation of controls; and

•	improving training for, and integration and communication among, accounting and financial staff.
     While management believes that the foregoing actions have had a positive effect on our internal control over financial reporting, the changes necessary to remediate the material weakness in our internal control over financial reporting will not be in place by year-end 2006.
Changes in Internal Control over Financial Reporting
     Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Patent Opposition in Europe
     Micromet AG’s patent EP1071752B1 was opposed under Articles 99 and 100 of the European Patent Convention, or EPC, by Affimed Therapeutics AG in March 2004. The opponent alleged that the patent does not fulfill the requirements of the EPC. On January 19, 2006, the Opposition Division of the European Patent Office (EPO) revoked the opposition in oral proceedings according to Article 116 of the EPC and maintained the patent as granted. The opponent filed a notice of appeal on May 30, 2006. On August 7, 2006, Micromet AG and Affimed entered into a settlement agreement pursuant to which Micromet AG reimbursed Affimed for a portion of its legal costs in the amount of 75,000 Euros, and Affimed agreed to withdraw the opposition.
     Curis, Inc.
     On March 6, 2006, Curis, Inc. filed a lawsuit against Micromet AG in the Local Court of Munich I. Curis claimed that Micromet AG was obligated to pay Curis the outstanding amount of Curis’s promissory note of €2.0 million, or $2.5 million, within 30 days after the completion of the merger with CancerVax. We disputed Curis’s position, but agreed that an amount of €533,000, or $667,000, of the loan would have become payable in October 2006. Our maximum exposure was the amount claimed €2.0 million, or approximately $2.5 million based on the Euro/U.S. dollar exchange rate as of June 30, 2006, plus the costs of the proceedings. In addition, if had Curis prevailed in the proceeding, it would have been entitled to interest on the claimed amount of €2.0 million, or $2.5 million at the base rate of the European Central Bank plus 8%, accruing from the time of default.
          On October 2, 2006, a court-proposed settlement agreement with Curis became effective that resolves a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million. In accordance with the settlement, we paid Curis €1.0 million, or approximately $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Each party will bear its own costs incurred in connection with the litigation.
Item 1A. Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and the information incorporated herein by reference and those we may make from time to time. Certain factors individually or in combination with others may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is difficult to predict or identify all such factors and many of the risk factors identified below have changed from those previously disclosed in our 2005 Annual Report on Form 10-K and our proxy statement/prospectus dated March 31, 2006, as filed on April 3, 2006, as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and the quarter ended June 30, 2006, and the risk factors in our Forms S-3 filed on August 22, 2006 and September 13, 2006. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
Risks Relating to Our Financial Results, Financial Reporting and Need for Financing
We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve profitability.
          We have incurred losses from the inception of Micromet through September 30, 2006, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators, Serono and MedImmune. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us. If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize our product candidates and our ability to operate as a going concern may be adversely affected.
          We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:
•	continued progress in our research and development programs, as well as the scope of these programs;

•	our ability to establish and maintain collaborative arrangements for the discovery, research or development of product candidates;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;

•	our ability to sell shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	costs associated with litigation; and

•	competing technological and market developments.
          We filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. This shelf registration statement became inactive in March 2006, and we may decide to activate it by filing a post-effective amendment in the future, although our ability to do so will depend on our eligibility to use a shelf registration statement at such time, under applicable SEC rules. We expect to seek additional funding through public or private financings and may seek additional funding for programs that are not currently licensed to collaborators, from new strategic collaborators. However, the biotechnology market in general, and the market for our common stock, in particular, is likely to be highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
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
Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.
     In August 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $25 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include:

•	a minimum price for our common stock that is not less than 85% of the closing price of the day immediately preceding the applicable eight-day pricing period, but in no event less than $2.00 per share;

•	the accuracy of representations and warranties made to Kingsbridge;

•	our compliance with all applicable laws which, if we failed to so comply, would have a Material Adverse Effect (as that term is defined in the purchase agreement with Kingsbridge); and

•	the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF.
          Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital from other sources on favorable terms, or at all.
          We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement for a certain period of time. If we deliver a blackout notice during the fifteen trading days following our delivery of shares to Kingsbridge in connection with any draw down, then we may be required to make a payment to Kingsbridge, or issue to Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares purchased by Kingsbridge in the most recent draw down and held by Kingsbridge immediately prior to the blackout period and the decline in the market price, if any, of our common stock during the blackout period. If the trading price of our common stock declines during a blackout period, this blackout payment could be significant.
          In addition, if we fail to maintain the effectiveness of the resale registration statement or related prospectus in circumstances not permitted by our agreement with Kingsbridge, we may be required to make a payment to Kingsbridge, calculated on the basis of the number of shares held by Kingsbridge during the period that the registration statement or prospectus is not effective, multiplied by the decline in market price, if any, of our common stock during the ineffective period. If the trading price of our common stock declines during a period in which the resale registration statement or related prospectus is not effective, this payment could be significant.
          Should we sell shares to Kingsbridge under the CEFF or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of 6% to 14% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price. Moreover, the number of shares that we will be able to issue to Kingsbridge in a particular draw down may be materially reduced if our stock price declines significantly during the applicable eight-day pricing period.
Our quarterly operating results and stock price may fluctuate significantly.
          We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of our product candidates;

•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;

•	whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support;

•	the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others; and

•	variations in the level of research and development expenses related to our product candidates or potential product candidates during any given period.
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
          Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.
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
          In addition, we may incur additional indebtedness from time to time to finance acquisitions, investments or strategic alliances or capital expenditures or for other purposes. Our level of indebtedness could have negative consequences for us, including the following:
•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and

•	our debt level may reduce our flexibility in responding to changing business and economic conditions.
We do not expect that we will be able to obtain an opinion of our independent auditor in connection with our year-end audit for 2006 that our internal controls meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
          As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the merger between CancerVax Corporation and Micromet AG, we are in the process of upgrading the existing, and implementing additional procedures and controls to incorporate the operations of our operating subsidiary, Micromet AG. The process of updating the procedures and controls is requiring significant time and expense. The integration of our finance and accounting systems, procedures and controls with those of Micromet AG, and the implementation of procedures and controls at Micromet AG required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC are more time consuming and expensive than were previously anticipated. Given the short time period available to plan and implement these procedures and controls since the closing of the merger in May of this year, we expect that we will not complete the process in time to obtain an opinion of our independent auditor in connection with our year-end audit for 2006 that our procedures and controls meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.
Risks Relating to Our Common Stock
Substantial sales of shares may adversely impact the market price of our common stock and our ability to issue and sell shares in the future.
          Substantially all of the outstanding shares of our common stock are eligible for resale in the public market and certain holders of our shares have the right to require us to file a registration statement for purposes of registering their shares for resale. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our stock incentive plans and an employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.
Our stock price may be volatile, and you may lose all or a substantial part of your investment.
          The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, a number of which we cannot control. Among the factors that could cause material fluctuations in the market price for our common stock are:
•	our ability to upgrade and implement our disclosure controls and our internal control over financial reporting;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new contracts or termination of existing contracts related to our clinical or preclinical product candidates;

•	announcements of the results of clinical trials by us or by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us or our competitors;

•	our ability to successfully complete sublicensing arrangements with respect to our product candidates that target the EGFR signaling pathway, denatured collagen, GM-CSF and interleukin-2;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.
If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.
          Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 25% of our outstanding common stock, and, as a result, may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.
Our stockholder rights plan, anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
          Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include:
•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.
          We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors.
Risks Relating to Our Collaborations and Clinical Programs
We are dependent on collaborators for the development and commercialization of many of our product candidates. If we lose any of these collaborators, or if they fail or incur delays in the development or commercialization of our current and future product candidates, our operating results would suffer.
          The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Serono and MedImmune. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful. The risks that we face in connection with these collaborations include the following:
•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If either Serono or MedImmune were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our partnered product candidates to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration agreement with us. On September 21, 2006, our collaborator Serono announced that it has agreed to be acquired by Merck KGaA. If Serono or Merck KGaA re-evaluate their priorities in the development of their product candidates, this may result in a delay in the development and the launch of the product candidate (if successfully developed and approved for commercial sale) or termination of their collaboration agreement with us. We may not be able to identify and enter into a collaboration agreement for adecatumumab with another pharmaceutical company, and may not have sufficient financial resources to continue the development program on our own. As a result, we may delay or abandon the development of MT201 following any termination of the collaboration agreement with Serono.
We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates.
          As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic collaborations for the development and commercialization of product candidates in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Finally, such strategic alliances or other arrangements may not result in successful products and associated revenue from milestone payments, royalties or profit share payments.
If we and our collaborator Serono determine that the results of the Phase 2 clinical trial of adecatumumab, or MT201, in patients with metastatic breast cancer trial do not warrant continuation of the development program in this indication, we may discontinue development of this product candidate in breast cancer.
          We previously have reported that the Phase 2 clinical trial of adecatumumab in patients with metastatic breast cancer did not meet its primary clinical endpoint (clinical benefit rate at week 24). However, based on the data that we have reviewed, we believe that the results of the trial are encouraging nevertheless as they appear to indicate clinical activity of adecatumumab, particularly in patients with high EpCAM expression. Moreover, based upon our current assessment, the safety profile observed in our Phase 2 clinical trials does not appear to raise significant concerns for the further development of adecatumumab in this indication. If we and our partner Serono conclude that the results of the trial do not warrant continuation of the development of adecatumumab for the treatment of breast cancer and we do not identify and develop adecatumumab in a suitable alternative indication, this would have a material adverse impact on our future results of operations.
If we and our collaborator Serono do not identify a suitable alternative indication to prostate cancer in which adecatumumab, or MT201, may be developed, we may experience a material adverse impact on our results of operations.
          We have previously reported that the Phase 2 clinical trial of adecatumumab, or MT201, in patients with prostate cancer did not reach its primary endpoint (mean change in prostate specific antigen, compared to placebo control). However, based on sub-analyses performed at the recommendation of clinical experts, a measurable level of biological activity was observed in patients with high EpCAM expression receiving a high dose of adecatumumab. Nevertheless, based on a number of factors, including the cost and length of the clinical development program, we and our partner Serono have decided to put the development of adecatumumab in prostate cancer on hold at this time. Instead, we are evaluating other cancer indications in which adecatumumab could be developed. If we do not identify and develop adecatumumab in a suitable alternative indication (or in the future resume the development of adecatumumab for the treatment of prostate cancer), we may experience a material adverse impact on our future results of operations.
We previously terminated three Phase 1 trials involving short-term infusion regimens of MT103 due to the adverse event profile and a lack of perceived tumor response, and there can be no assurance that our current continuous infusion Phase 1 clinical trial of MT103 will produce a different outcome.
          In April 2004, we initiated a Phase 1, dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We previously terminated three other Phase 1 clinical trials for MT103, which involved a short-term infusion, as opposed to a continuous infusion dosing regimen of MT103, due to adverse events and the lack of observed tumor responses. We have redesigned the dosing regimen for our ongoing Phase 1 clinical trial and, based upon the preliminary clinical data, we currently are seeing a considerably more favorable safety profile in response to the new continuous infusion dosing regimen. We have also seen objective tumor responses at the highest dose level tested (15 µg/m2/d). While this preliminary data suggest that the product has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion Phase 1 clinical trial.
Changes in the laws or regulations of the United States or Cuba related to the conduct of our business with CIMAB may adversely affect our ability to sublicense or otherwise transfer our rights to SAI-EGF and the two other product candidates that we have licensed from that company.
          The United States government has maintained an embargo against Cuba for more than 40 years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out our licensing agreements with CIMAB, we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of SAI-EGF, and with CIMAB and YM BioSciences for the two other product candidates that target the EGF receptor signaling pathway. In the absence of such a license from OFAC, the execution of and our performance under these agreements could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in United States or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. or Cuban governments will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. Our OFAC license may be revoked or amended at anytime in the future, or the U.S. or Cuban governments may restrict our ability to carry out all or part of our respective duties under the licensing agreements between us, CIMAB and YM BioSciences. Similarly, any such actions may restrict CIMAB’s ability to carry out all or part of its licensing agreements with us. In addition, we cannot be sure that the FDA, EMEA or other regulatory authorities will accept data from the clinical trials of these product candidates that were conducted in Cuba as the basis for our applications to conduct additional clinical trials, or as part of our application to seek marketing authorizations for such product candidates.
          In 1996, a significant change to the United States embargo against Cuba resulted from congressional passage of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Bill. That law authorizes private lawsuits for damages against anyone who traffics in property confiscated, without compensation, by the government of Cuba from persons who at the time were, or have since become, nationals of the United States. We do not own any property in Cuba and do not believe that any of CIMAB’s properties or any of the scientific centers that are or have been involved in the development of the technology that we have licensed from CIMAB were confiscated by the government of Cuba from persons who at the time were, or who have since become, nationals of the U.S. However, there can be no assurance that our understanding in this regard is correct. We do not intend to traffic in confiscated property, and we have included provisions in our licensing agreements to preclude the use of such property in association with the performance of CIMAB’s obligations under those agreements, although we cannot ensure that CIMAB or other third parties will comply with these provisions.
          As part of our interactions with CIMAB, we are subject to the U.S. Commerce Department’s export administration regulations that govern the transfer of technology to foreign nationals. Specifically, we or our sublicensees, if any, will require a license from the Commerce Department’s Bureau of Industry and Security, or BIS, in order to export or otherwise transfer to CIMAB any information that constitutes technology under the definitions of the Export Administration Regulations, or EAR, administered by BIS. The export licensing process may take months to be completed, and the technology transfer in question may not take place unless and until a license is granted by the Commerce Department. Due to the unique status of the Republic of Cuba, technology that might otherwise be transferable to a foreign national without a Commerce Department license requires a license for export or transfer to a Cuban national. If we or our sublicensees fail to comply with the export administration regulations, we may be subject to both civil and criminal penalties. There can be no guarantee that any license application will be approved by BIS or that a license, once issued, will not be revoked, modified, suspended or otherwise restricted for reasons beyond our control due to a change in U.S.-Cuba policy or for other reasons.
Risks Relating to Our Operations, Business Strategy, and the Life Sciences Industry

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.
          Our product candidates face competition with existing and new products being developed by biotechnology and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of antibody-based therapeutics for the treatment of cancer, and autoimmune and inflammatory diseases is highly competitive. A number of entities are seeking to identify and patent antibodies, potentially active proteins and other potentially active compounds without specific knowledge of their therapeutic function. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us.
          Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology and pharmaceutical companies could render our programs or product candidates uneconomical or result in therapies that are superior to those that we are developing alone or with a collaborator. We and our collaborators face competition from companies that may be more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost, or may discover, develop and commercialize products, which render our product candidates non-competitive or obsolete. We expect competition to intensify in antibody research as technical advances in the field are made and become more widely known.
We may not be successful in our efforts to expand our portfolio of product candidates.
          A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs and in-licensing activities. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources regardless of whether or not any suitable candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates suitable for clinical development. If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable product candidates or delivery technologies on acceptable business terms, our business prospects will suffer.
The product candidates in our pipeline are in early stages of development and our efforts to develop and commercialize these product candidates are subject to a high risk of delay and failure. If we fail to successfully develop our product candidates, our ability to generate revenues will be substantially impaired.
          The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of failure for product candidates in preclinical development and in clinical trials. The preclinical studies and clinical trials may produce negative, inconsistent or inconclusive results, and the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Further, we or our collaborators may decide, or regulators may require us, to conduct preclinical studies or clinical trials in addition to those planned by us or our collaborators, which may be expensive or could delay the time to market for our product candidates. In addition, we do not know whether the clinical trials will result in marketable products.
          All of our product candidates are in early stages of development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product.
          We do not know whether our planned preclinical development or clinical trials for our product candidates will begin on time or be completed on schedule, if at all. The timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients that will be required to enroll in the clinical trials, the inclusion and exclusion criteria used for selecting patients for a particular clinical trial, and the rate at which those patients are enrolled. Any increase in the required number of patients, tightening of selection criteria, or decrease in recruitment rates or difficulties retaining study participants may result in increased costs, delays in the development of the product candidate, or both.
          Since our product candidates may have different efficacy profiles in certain clinical indications, sub-indications or patient profiles, an election by us or our collaborators to focus on a particular indication, sub-indication or patient profile may result in a failure to capitalize on other potentially profitable applications of our product candidates.
          Our product candidates may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and the EMEA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess the proposed development activities. Following the filing by our collaborator MedImmune of the IND for MT103 in the United States in August of this year, the FDA requested additional information, and MedImmune is currently working with the FDA on finalizing the protocol for the planned Phase 1 clinical trial of MT103 in the United States.
          We have limited financial and managerial resources. These limitations require us to focus on a select group of product candidates in specific therapeutic areas and to forego the exploration of other product opportunities. While our technologies may permit us to work in multiple areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions as to resource allocation may not lead to the development of viable commercial products and may divert resources away from other market opportunities, which would otherwise have ultimately proved to be more profitable.
We rely heavily on third parties for the conduct of preclinical and clinical studies of our product candidates, and we may not be able to control the proper performance of the contracts.
          In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMEA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of certain preclinical studies and clinical trials of our product candidates. If our collaborators or contractors fail to properly perform their contractual or regulatory obligations with respect to conducting or overseeing the performance of our preclinical studies or clinical trials, the completion of these studies or trials may be delayed, or the results may not be useable and the studies or trials may have to be repeated. Any of these events could delay or create additional costs in the development of our product candidates and could adversely affect our and our collaborators’ ability to market a product after marketing approvals have been obtained.
Even if we complete the lengthy, complex and expensive development process, there is no assurance that we or our collaborators will obtain the regulatory approvals necessary for the launch and commercialization of our product candidates.
          To the extent that we or our collaborator are able to successfully complete the clinical development of a product candidate, we or our collaborator will be required to obtain approval by the FDA, EMEA or other regulatory authorities prior to marketing and selling such product candidate in the United States, the European Union or other countries.
          The process of preparing and filing applications for regulatory approvals with the FDA, EMEA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities is lengthy and expensive, and may require two years or more. This process is further complicated because some of our product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Moreover, an unrelated biotech company recently observed multiple severe adverse reactions in a Phase 1 trial of an antibody that stimulates T cells. This development could cause the FDA and EMEA or other regulatory authorities to require additional preclinical data or certain precautions in the designs of clinical protocols that could cause a delay in the development of our BiTE® product candidates or make the development process more expensive.
          Any marketing approval by the FDA, EMEA or other regulatory authorities may be subject to limitations on the indicated uses for which we or our collaborators may market the product candidate. These limitations could restrict the size of the market for the product and affect reimbursement levels by third-party payers.
          As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials and launch and commercialize any product candidates in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.
We and our collaborators are subject to governmental regulations other than those imposed by the FDA and EMEA, and we may not be able to comply with these regulations. Any non-compliance could subject us or our collaborators to penalties and otherwise result in the limitation of our or our collaborators’ operations.
          In addition to regulations imposed by the FDA, EMEA and other health regulatory authorities, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations, or their counterparts in Europe and other countries. From time to time, other governmental agencies and legislative or international governmental bodies have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply, without incurring unreasonable expense, or at all, with any applicable regulations.
Our growth could be limited if we are unable to attract and retain key personnel and consultants.
          We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA, EMEA or other regulatory authorities. Our success depends on the ability to attract, train and retain qualified scientific and technical personnel, including consultants, to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business and operating results. Locating candidates with the appropriate qualifications can be difficult, and we may not be able to attract and retain sufficient numbers of highly skilled employees.
          Any growth and expansion into areas and activities that may require additional personnel or expertise, such as in regulatory affairs and compliance, would require us to either hire new key personnel or obtain such services from a third party. The pool of personnel with the skills that we require is limited, and we may not be able to hire or contract such additional personnel.
If our third-party manufacturers do not follow current good manufacturing practices or do not maintain their facilities in accordance with these practices, our product development and commercialization efforts may be harmed.
          Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMEA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMEA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of a such failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMEA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.
Even if regulatory authorities approve our product candidates, we may fail to comply with ongoing regulatory requirements or experience unanticipated problems with our product candidates, and these product candidates could be subject to restrictions or withdrawal from the market following approval.
          Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, will be subject to continual review and periodic inspections by the FDA, EMEA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems with any approved products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, withdrawal of the approved products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.
The procedures and requirements for granting marketing approvals vary among countries, which may cause us to incur additional costs or delays or may prevent us from obtaining marketing approvals in different countries and regulatory jurisdictions.
          We intend to market our product candidates in many countries and regulatory jurisdictions. In order to market our product candidates in the United States, the European Union and many other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions, and can involve additional clinical trials or other tests. Also, the time required to obtain approval may differ from that required to obtain FDA and EMEA approval. The various regulatory approval processes may include all of the risks associated with obtaining FDA and EMEA approval. We may not obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the United States and the EMEA in the European Union, generally does not ensure approval by a regulatory authority in another country. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any or all of the countries or regulatory jurisdictions in which we desire to market our product candidates.
If we fail to obtain an adequate level of reimbursement for any approved products by third-party payors, there may be no commercially viable markets for these products or the markets may be much smaller than expected. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate revenues and achieve profitability, the future revenues and profitability of our potential customers, suppliers and collaborators, and the availability of capital.
          Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates as well as the efficacy, safety and cost-effectiveness of any competing products will determine in part the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. Given recent federal and state government initiatives directed at lowering the total cost of health care in the United States, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates were unavailable or limited in scope or amount or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.
          Another development that may affect the pricing of drugs in the United States is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any product candidates that we may commercialize, or require us to lower the price of our product candidates then on the market that face competition from lower priced supplies of that product from other countries. These factors would negatively affect our projected and actual revenues and our prospects for profitability.
If physicians and patients do not accept the product candidates that we may develop, our ability to generate product revenue in the future will be adversely affected.
          Our product candidates, if successfully developed and approved by the regulatory authorities, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of our marketing and pricing strategy of any product candidate that we may develop;

•	publicity concerning our product candidates or competitive products; and

•	our ability to obtain third-party coverage or reimbursement.
If any product candidates for which we may receive marketing approval fail to gain market acceptance, our ability to generate product revenue in the future will be adversely affected.
We face the risk of product liability claims and may not be able to obtain insurance.
          Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs and related devices. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity or reduced acceptance of our product candidates in the market.
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
Risks Relating to Our Intellectual Property and Litigation
We may not be able to obtain or maintain adequate patents and other intellectual property rights to protect our business and product candidates against competitors.
          Our value will be significantly enhanced if we are able to obtain adequate patents and other intellectual property rights to protect our business and product candidates against competitors. For that reason, we allocate significant financial and personnel resources to the filing, prosecution and maintenance of patent applications, patents and trademarks claiming or covering our product candidates.
          To date, we have sought to protect our proprietary positions related to our important proprietary technology, inventions and improvements by filing of patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents.
          We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business.
We may incur substantial costs enforcing our patents against third parties. If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.
          We own or control a substantial portfolio of issued patents. From time to time, we may become aware of third parties that undertake activities that infringe on our patents. We may decide to grant those third parties a license under our patents, or to enforce the patents against those third parties by pursuing an infringement claim in litigation. If we initiate patent infringement litigation, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace.
          Our ability to enforce our patents may be restricted under applicable law. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property rights, which makes it difficult to stop infringement. In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the compounds that are used in their products or the methods they use in the research and development of their products. If we are unable to enforce our patents against infringers, it could have a material adverse effect on our competitive position, results of operations and financial condition.
If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
          We rely on proprietary trade secrets and unpatented know-how to protect our research, development and manufacturing activities and maintain our competitive position, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute confidentiality and non-use agreements. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.
If third parties claim that our product candidates or technologies infringe their intellectual property rights, we may become involved in expensive patent litigation, which could result in liability for damages or require us to stop our development and commercialization of our product candidates after they have been approved and launched in the market, or we could be forced to obtain a license and pay royalties under unfavorable terms.
          Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Competitors or third parties may obtain patents that may claim the composition, manufacture or use of our product candidates, or the technology required to perform research and development activities relating to our product candidates.
          From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided in the United States by 35 U.S.C. § 271(e) and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to several areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. All issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries. Issued patents held by others may therefore limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction.
          We and our collaborators may not have rights under some patents that may cover the composition of matter, manufacture or use of product candidates that we seek to develop and commercialize, drug targets to which our product candidates bind, or technologies that we use in our research and development activities. As a result, our ability to develop and commercialize our product candidates may depend on our ability to obtain licenses or other rights under these patents. The third parties who own or control such patents may be unwilling to grant those licenses or other rights to us or our collaborators under terms that are commercially viable or at all. Third parties who own or control these patents could bring claims based on patent infringement against us or our collaborators and seek monetary damages and to enjoin further clinical testing, manufacturing and marketing of the affected product candidates or products. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If a third party sues us for patent infringement, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace.
          If a third party brings a patent infringement suit against us and we do not settle the patent infringement suit and are not successful in defending against the patent infringement claims, we could be required to pay substantial damages or we or our collaborators could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. We or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. However, there can be no assurance that any such license will be available on acceptable terms or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product candidate, or forced to cease some aspect of our business operations as a result of patent infringement claims, which could harm our business.
Our success depends on our ability to maintain and enforce our licensing arrangements with various third party licensors.
          We are party to intellectual property licenses and agreements that are important to our business and expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, milestone and royalty payment, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations thereunder, our licensors may terminate these agreements and we could lose licenses to intellectual property rights that are important to our business. Any such termination could materially harm our ability to develop and commercialize the product candidate that is the subject of the agreement, which could have a material adverse impact on our results of operations.
If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.
          We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business and expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
          Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates.
We may become involved in securities class action litigation that could divert management’s attention and harm our business and our insurance coverage may not be sufficient to cover all costs and damages.
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
Risks Relating to Manufacturing and Sales of Products
We will depend on our collaborators and third-party manufacturers to produce most, if not all, of our product candidates and if these third parties do not successfully manufacture these product candidates our business will be harmed.
          We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or at all or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.
          To the extent that we, or our collaborators, seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:
•	we and our collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;

•	we and our collaborators may be delayed in submitting applications for regulatory approvals for our product candidates; and

•	we and our collaborators may not be able to meet commercial demands for any approved products.
We have no sales or marketing experience and will depend significantly on third parties who may not successfully sell our product candidates following approval.
          We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with Serono and MedImmune, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.
          We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Christian Itin
          On June 2, 2006, we entered into an employment agreement with our Chief Executive Officer Christian Itin, effective as of June 2, 2006, which replaced the letter employment agreement entered into on May 5, 2006. Mr. Itin’s employment agreement provides for an initial term expiring on June 1, 2010, with automatic one-year extensions thereafter. Mr. Itin will receive a base salary of €268,000 per year. In addition, Mr. Itin is eligible to participate in our 2006 Management Incentive Compensation Plan, under which he may earn a bonus of up to 50% of his base salary based on the achievement of certain corporate performance criteria. Mr. Itin will also be eligible to participate in any other incentive plan offered generally to the Company’s senior executive officers. The Company did not grant any options in connection with the execution of the employment agreement.
          If we terminate Mr. Itin’s employment agreement without cause or if Mr. Itin terminates the employment agreement for good reason, we may be obligated to make certain severance payments to Mr. Itin, including the acceleration of certain equity awards, as outlined in the employment agreement. We may also be obligated to make certain payments to Mr. Itin in the event of the termination of his employment agreement as a result of his permanent disability or death, as outlined in the employment agreement.
          Mr. Itin’s employment agreement is filed herewith as Exhibit 10.13 and is incorporated by reference herein.
Matthias Alder
          On July 1, 2006, we entered into an employment agreement with Matthias Alder, effective as of July 1, 2006, pursuant to which Mr. Alder was appointed as our Senior Vice President, General Counsel and Secretary. Mr. Alder’s employment agreement provides for an initial term expiring on June 30, 2010, with automatic one-year extensions thereafter. Mr. Alder will receive a base salary of $300,000 per year, and a transition payment in the amount of $16,666 per month for the first six months. In addition, we granted Mr. Alder an option to purchase 250,000 shares of our common stock, exercisable at a price per share of $3.70, equal to the fair market value of our common stock on the date of grant. Options to purchase 25% of the shares will vest on the 12 month anniversary of the effective date of Mr. Alder’s employment agreement, and the remainder of the options will vest in 36 equal monthly installments thereafter, such that all of the options will be vested by the fourth anniversary of the effective date of the agreement. In addition, Mr. Alder is eligible to participate in our 2006 Management Incentive Compensation Plan, under which he may earn a bonus of up to 35% of his base salary based on the achievement of certain individual and corporate performance criteria. Mr. Alder will also be eligible to participate in any other incentive plan offered generally to our senior executive officers.
          In the event of a change of control, as that term is defined in his employment agreement, 50% of all unvested equity awards held by Mr. Alder will vest and become exercisable. In the event Mr. Alder’s employment is terminated by us without cause or by Mr. Alder for good reason, as those terms are defined in his employment agreement, any time within six months prior to or 12 months following a change of control, all unvested equity awards held by Mr. Alder will vest and become exercisable. In addition, if we terminate Mr. Alder’s employment agreement without cause or if Mr. Alder terminates the employment agreement for good reason, we may be obligated to make certain severance payments to Mr. Alder, including the acceleration of certain equity awards, as outlined in his employment agreement. We may also be obligated to make certain payments to Mr. Alder in the event of the termination of his employment agreement as a result of his permanent disability or death, as outlined in the employment agreement.
          Mr. Alder’s employment agreement is filed herewith as Exhibit 10.14 and is incorporated by reference herein.
Non-employee Director Compensation
          During the quarter ended September 30, 2006, our board of directors determined that non-employee directors would no longer receive compensation for attending telephonic board meetings lasting less than two hours. Under our non-employee director compensation policy, non-employee directors previously were compensated for attending telephonic board meetings to the same extent as in person board meetings, regardless of length.

Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws

3.4(2)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.5(4)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

3.6(5)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Warrant to Purchase Common Stock granted to funds managed by NGN Capital LLC

4.2(6)	Warrant to Purchase Common Stock granted to Kingsbridge Capital Limited

10.9(4)	Securities Purchase Agreement with funds managed by NGN Capital LLC

10.10(6)	Common Stock Purchase Agreement with Kingsbridge Capital Limited

10.11(6)	Registration Rights Agreement with Kingsbridge Capital Limited

10.12(7)*	Executive Employment Agreement with Christopher L. Schnittker

10.13*	Executive Employment Agreement with Christian Itin

10.14*	Executive Employment Agreement with Matthias Alder

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(3)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(5)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(6)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(7)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006.

*	Management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2006	Micromet, Inc.

	By:	/s/ Christopher P. Schnittker

Christopher P. Schnittker
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws

3.4(2)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.5(4)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

3.6(5)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Warrant to Purchase Common Stock granted to funds managed by NGN Capital LLC

4.2(6)	Warrant to Purchase Common Stock granted to Kingsbridge Capital Limited

10.9(4)	Securities Purchase Agreement with funds managed by NGN Capital LLC

10.10(6)	Common Stock Purchase Agreement with Kingsbridge Capital Limited

10.11(6)	Registration Rights Agreement with Kingsbridge Capital Limited

10.12(7)*	Executive Employment Agreement with Christopher L. Schnittker

10.13*	Executive Employment Agreement with Christian Itin

10.14*	Executive Employment Agreement with Matthias Alder

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(2)	Incorporated by reference to CancerVax Corporation’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(3)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(5)	Incorporated by reference to CancerVax Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(6)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(7)	Incorporated by reference to Micromet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006.

*	Management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.