Form 10-K
period 2006-12-31
MICROMET, INC.
filed 2007-03-16
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50440

Micromet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2110 Rutherford Road Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)

(760) 494-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00004 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note- checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $77.5 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of March 5, 2007 was 31,502,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2006 are incorporated by reference into Part III of this report.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

		Page

PART I
Item 1	Business	1
Item 1A	Risk Factors	24
Item 1B	Unresolved Staff Comments	42
Item 2	Properties	42
Item 3	Legal Proceedings	43
Item 4	Submission of Matters to a Vote of Security Holders	44

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6	Selected Financial Data	47
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8	Financial Statements and Supplementary Data	60
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	60
Item 9A	Controls and Procedures	60
Item 9B	Other Information	65

PART III
Item 10	Directors, Executive Officers and Corporate Governance	65
Item 11	Executive Compensation	65
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13	Certain Relationships and Related Transactions and Director Independence	65
Item 14	Principal Accountant Fees and Services	66

PART IV
Item 15	Exhibits and Financial Statement Schedules	66
Signatures		71
EX-4.1
EX-4.8
EX-4.10
EX-4.11
EX-4.12
EX-4.13
EX-4.14
EX-10.1
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.25
EX-10.26
EX-10.30
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.46
EX-10.48
EX-10.50
EX-10.51
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

PART I

Item 1.	Business

INFORMATION REGARDING MICROMET’S BUSINESS

Company Overview

We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Two of our product candidates are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103 (also known as MEDI-538), which is the first product candidate based on our proprietary BiTE® product development platform, is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkins lymphoma. The BiTE product development platform is based on a unique, antibody-based class of drugs that leverages the cytotoxic potential of T cells, widely recognized as the most powerful ‘killer cells’ of the human immune system. Adecatumumab (also known as MT201), a recombinant human monoclonal antibody which targets EpCAM expressing tumors, has completed two phase 2a clinical trials, one in patients with breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. We have established collaborations with MedImmune, Inc. for MT103 and Merck Serono for adecatumumab.

Our goal is to develop and commercialize products for the treatment of cancer and inflammatory and autoimmune diseases that have significant unmet medical needs. We believe that our novel technologies, product candidates and product development expertise in these fields will continue to enable us to identify and develop promising new product opportunities for these critical markets.

Corporate History

On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. In connection with the merger, CancerVax was renamed “Micromet, Inc.” and our Nasdaq Global Market ticker symbol was changed to “MITI.”

Micromet AG was founded in 1993 as a spin-off from the Institute for Immunology at Munich University. CancerVax Corporation was incorporated in Delaware in June 1998 and commenced operations in the third quarter of 2000.

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

Market Overview

Cancer is among the leading causes of death worldwide. The World Health Organization estimates that more than 10 million people were diagnosed with cancer worldwide in the year 2000 and that this number will increase to 15 million by 2020. In addition, the World Health Organization estimates that 7.6 million people died from the disease in 2005, representing 13% of all deaths worldwide. The American Cancer Society, or ACS, estimates that over 1.4 million people in the U.S. were newly diagnosed with cancer in 2006 and over 560,000 people died from the disease in the U.S. in 2006. Also according to the ACS, in the U.S. one in every four deaths is due to cancer, and as a result it has become the second leading cause of death in all people (exceeded only by heart disease), and the leading cause of death in people over age 85.

The increasing number of people diagnosed with cancer and the approval of new cancer treatments are factors that are expected to continue to fuel the growth of the worldwide market for cancer drugs. The U.S. National Health Information Business Intelligence Reports states that, on a world-wide basis, the revenues for cancer drugs are expected to grow from $35.5 billion in 2003 to $53.1 billion in 2009.

Immunotherapy for the Treatment of Cancer

The body’s immune system is a natural defense mechanism tasked with recognizing and combating cancer cells, viruses, bacteria and other disease-causing factors. This defense is carried out by the white blood cells of the immune system through a set of cytolytic, or cell killing, enzymes that either assemble on specific antibodies bound to the cell surface of target cells, or are discharged by certain white blood cells in a highly specific fashion. Specific types of white blood cells, known as T and B cells, are responsible for carrying out cell-mediated immune responses and humoral, or antibody-based, immune responses, respectively.

Cancer cells produce molecules known as tumor-associated antigens, which can also be present in normal cells but are frequently over-produced or modified in cancer cells. T and B cells have receptors on their surfaces that enable them to recognize the tumor-associated antigens. For instance, once a B cell recognizes a tumor-associated antigen, it triggers the production of antibodies that can bind and kill the tumor cells. T cells play more diverse roles, including the identification and destruction of tumor cells by direct cell-to-cell contact.

While cancer cells naturally trigger a T cell-based immune response during the initial appearance of the disease, the immune system response may not be sufficiently robust to eradicate or control the cancer. The human body has developed numerous immune suppression mechanisms to prevent the immune system from destroying the body’s normal tissues. Cancer cells have been shown to utilize these same mechanisms to suppress the body’s natural immune response against cancer cells. Even with an activated immune system, the number and size of tumors can overwhelm the body’s immune response.

Our product candidates aim to efficiently redirect the patient’s immune response to tumor cells either through the use of specific recombinant antibodies for the eradication of cancer cells, as is the case with adecatumumab, or through BiTE molecules, which target cancer cells for elimination by the patient’s own T cells.

Types of Cancer

Our lead product candidates, MT103 and adecatumumab, target Non-Hodgkins lymphoma and breast cancer, respectively.

Non-Hodgkins Lymphoma

Overview and Current Therapies

The incidence of non-Hodgkins lymphoma, or NHL, is among the fastest growing of all cancers. Indolent NHL tumors grow relatively slowly in most cases and are divided into several subtypes, of which follicular lymphomas are the most common. Approximately 10% of patients with indolent lymphoma are diagnosed at stage I or localized stage II, and are potentially curable with radiotherapy. Patients diagnosed with stage II, III, or IV disease are often asymptomatic and remain under periodic observation. Treatment is generally initiated when patients become symptomatic or when biological evidence of increasingly active disease such as rapidly enlarging lymph nodes occurs. First-line treatment for patients with indolent NHL is usually chemotherapy, although recent data indicate that Genentech’s, Biogen-Idec’s and Roche’s rituximab (Rituxan®) added to chemotherapy may provide additional long-term benefit. Rituxan is a monoclonal antibody that targets CD20, an antigen widely expressed on B cells. Patients often cycle between remission and relapse, and may survive for as long as eight to ten years following initial diagnosis. Upon relapse, patients may receive chemotherapy plus Rituxan, Rituxan alone, or chemotherapy alone. Over time, an increasing proportion of patients become refractory to treatments with chemotherapy and/or Rituxan, meaning that they no longer respond to treatment. Refractory patients may then receive radio-labeled monoclonal antibodies targeting CD20 (radioimmunotherapy) and/or experimental regimens including bone marrow transplantation (BMT). A transformation from indolent to aggressive lymphoma is also observed in some patients.

Aggressive NHL tumors are rapidly growing tumors and are divided into various subtypes, with diffuse large B-cell lymphomas (DLBCL) comprising the largest subtype. Current standard first-line treatment for DLBCL is a chemotherapy regimen plus Rituxan, and may result in a cure for approximately 50% of patients treated. The overall survival of patients who do not respond to first-line therapy is generally limited to a few years. Young patients and those with good clinical status may benefit from bone marrow transplantation, but most are treated with combinations of chemotherapy and Rituxan or radioimmunotherapy. Primary treatment for adult patients with acute lymphocytic leukemia/lymphoblastic lymphoma usually involves elaborate chemotherapeutic regimens usually including an induction phase and subsequent treatment(s). BMT may also be considered in specific patients and bcr-abl inhibitors may be considered in patients with bcr-abl mutations (e.g. MRD-positive disease). If patients do not respond to primary treatment or relapse, experimental therapies or re-induction with combination chemotherapy may be attempted, but the overall prognosis for patients in this circumstance is very poor. Altogether, despite recent advances in treatment choices, overall prognosis for survival remains poor in relapsed patients with aggressive NHL.

Our Approach

Our lead product candidate to treat NHL, MT103, also known as MEDI-538, is a recombinant, bispecific single-chain antibody construct, also called a BiTE, that targets CD19, which is exclusively expressed on B cells and B-cell derived B lymphoma cells. Preliminary preclinical and clinical data indicate that MT103 has activity in both indolent and aggressive NHL. Micromet has selected the CD19 target for MT103 for a number of reasons. First, the CD19 antigen is used in the clinic to distinguish lymphoma derived from B cells from those derived from T cells. CD19 serves as a co-receptor of the B cell receptor and is highly specific for the B cells and tumors derived from those B cells. Second, by not binding to CD20, which is the target for a number of antibody-based therapies (Rituxan, Bexxar®, Zevalin®), it may be possible to use MT103 in combination with anti-CD20 therapies, as there will be no competition between the therapeutic agents to bind to the same target antigen. Third, certain human B cell malignancies express CD19 but not CD20, such as those derived from early stages of B cell development. In addition to the treatment of CD20-positive lymphomas, we believe that MT103 will provide an opportunity to treat B cell malignancies that lack CD20, that have a low level of CD20 expression, or that have lost CD20 expression during treatment with Rituxan. We believe that our MT103 product candidate, if approved, may offer patients additional benefit in the treatment of NHL.

Breast Cancer and Other EpCAM-Positive Solid Tumors

Overview and Current Therapies

Breast cancer is the most common cancer in women and the second most common cause of malignancy-related deaths worldwide. Although the incidence of breast cancer is rising in many developed countries, primarily because of the growing number of elderly women, more women are surviving the disease, and those who are not cured are living longer. These achievements result from improved screening methods allowing earlier diagnosis, targeted surgery, post-surgical use of adjuvant treatments, and the use of successive hormonal and cytotoxic treatments for patients with metastatic disease, as well as the introduction of new targeted anti-cancer therapies. In stage III locally-advanced tumors, neoadjuvant treatment is being increasingly used in order to reduce the size of tumors before standard surgery and radiation therapy.

Although there is a consensus with regards to the approach to the diagnosis and treatment of patients with breast cancer, medical practice varies most in the treatment of low-risk, early-stage patients. As a consequence of wide-spread mammography screening, more than 80% of all invasive breast tumors are diagnosed in stage I or II. In these stages, the primary treatment is surgery, often combined with radiation. The additional treatment regimen is dependent on several factors, including whether the cancer has infiltrated the patient’s lymph nodes. More aggressive therapy, often including chemotherapy, is used to treat patients with a high risk of relapse or who have lymph node metastases. Patients with hormone receptor positive disease usually receive additional anti-hormonal treatment with Tamoxifen alone or Tamoxifen followed by other agents such as aromatase inhibitors.

Research has found that the over-expression of the HER-2 gene contributes to the uncontrolled growth of tumor cells. It is estimated that approximately one in five breast cancer patients is HER-2 positive, and that these patients are likely to have a more aggressive form of cancer. As a result, patients with breast cancer are routinely tested for over-expression of HER-2, and those who test positive are typically treated with Genentech’s and Roche’s monoclonal antibody, trastuzumab (Herceptin®).

Treatment of patients with metastatic, or stage IV, breast cancer generally intends to prolong progression-free time and improve quality of life. Within this group, prognosis and therapy depend on the presence of hormone receptors for estrogen and progesterone (ER+/PR+). Patients with a positive hormone receptor status usually receive hormone therapy (e.g., aromatase inhibitors). Depending on the speed of progression, they then either undergo an additional course of hormone therapy or they are switched to chemotherapy. Patients with more advanced or symptomatic disease or with hormone receptor negative status (ER-/PR-) will typically receive chemotherapy. Radiation therapy may be warranted in specific cases with symptomatic metastases. Herceptin® has been marketed since 1998 in the U.S. and since 2000 in the EU for the treatment of patients with HER-2 positive metastatic breast cancer either in combination with paclitaxel after anthracyclin pre-treatment, or as monotherapy in second or third-line metastatic breast cancer patients.

Unmet Medical Needs

Despite recent advances, current breast cancer treatments still do not sufficiently address patients’ needs. In particular, the following therapies are still needed:

•	More effective therapies (defined as prolonged survival and improved quality of life) for patients with stage IV disease, whose cancer has metastasized to another area of the body;

•	Less toxic, more convenient secondary therapies to prolong time to disease progression, reduce disease-related symptoms, and improve quality of life; and

•	Therapies that increase the overall survival of patients with stage II/III disease, such as neo-adjuvant treatment regimens.

Our Approach

We believe that, if approved, our product candidate adecatumumab, which is a recombinant human monoclonal antibody that targets the epithelial cell adhesion molecule, or EpCAM, may offer a unique approach in treating patients with breast cancer. Over-expression of the EpCAM target itself has been shown to significantly reduce the time and rate of survival of patients with node-positive breast cancer, and has also been shown to promote the proliferation, migration and invasiveness of breast cancer cells. In one study with approximately 1,700 subjects, a high level of EpCAM expression was found in approximately 42% of patients with primary breast cancer. By elimination of tumor cells that express high levels of EpCAM, we believe that treatment with an anti-EpCAM compound such as adecatumumab may result in an increased time to disease progression, and if added to standard chemotherapy, such as taxanes, may also result in increased response rates and/or time to progression.

Other EpCAM-Positive Solid Tumors

Many solid tumors other than breast cancer, such as colorectal, lung, and ovarian cancer, have also been shown to express high levels of EpCAM. Similar to the data in patients with breast cancer, EpCAM overexpression has been associated with decreased disease-free survival or overall survival of patients in some of these diseases. For most solid tumors, the current standard of care consists of surgery, radiotherapy and treatment with certain substances such as chemotherapy, hormonal therapy, targeted therapy, monoclonal antibodies, or anti-angiogenic agents such as Avastin, either as single treatment modality or as a combination of the aforementioned therapy options. Despite recent advances in treating these malignancies over the last two decades, we believe that a tremendous need for further improvement of cancer therapy exists. Depending on the disease type and stage, major medical needs include the quest for improved survival, increased cure rates, prolonged disease-free survival, and improved control of symptoms. The recent approval of various monoclonal antibodies directed against certain tumor antigens (e.g., Herceptin®, Erbitux®) in various indications has confirmed the prospects of targeted therapy. We believe that, if approved, adecatumumab may offer a unique approach in treating patients with EpCAM-expressing solid tumors, or adenocarcinomas.

Our Product Pipeline

Our current product pipeline consists of a variety of different approaches to treating cancer, inflammatory and autoimmune diseases. The following table summarizes the current status of our product candidates in clinical and preclinical development:

Product Candidate	Primary Indication	Collaborator	Status

BiTE® MT103	Non-Hodgkins Lymphoma	MedImmune	Clinical Phase 1
BiTE® MT110	Adenocarcinoma	—	Pre-clinical
BiTE® — EphA2	Selected Cancers	MedImmune	Pre-clinical
BiTE® — CEA	Selected Cancers	MedImmune	Pre-clinical
Adecatumumab (MT201)	Metastatic Breast Cancer and other Adenocarcinoma	Merck Serono	Clinical Phase 2a
	Metastatic Breast Cancer in Combination with Docetaxel		Clinical Phase 1b
Antibody D93	Cancer	—	Open IND
Antibody MT203	Inflammatory Diseases	—	Pre-clinical
Antibody MORAb28	Melanoma	Morphotek	Pre-clinical
Antibody MT204	Inflammatory Diseases	—	Pre-clinical

MT103

MT103 is a recombinant, CD19-directed, bispecific single-chain antibody that was generated using our BiTE technology. MT103 consists of four immunoglobulin variable domains assembled into a single polypeptide chain. Two of the variable domains form the binding site for CD19, a cell surface antigen expressed on all B cells and most B tumor cells. The other two variable domains form the binding site for the CD3 present on all T cells. The resulting recombinant molecule is produced by fermentation in eukaryotic cells.

As discussed further under “License Agreements and Collaborations” below, in June 2003 we announced an agreement to jointly develop MT103 with MedImmune, Inc.

Mechanism of Action

BiTE molecules are designed to direct the body’s cytotoxic, or cell-destroying, T cells against tumor cells, and represent a new therapeutic approach to cancer therapy. MT103 has shown cytotoxic efficacy at very low concentrations against CD19-positive lymphoma cells in preclinical tests using cell culture and mouse models and at low ratios of T, or effector, cells to tumor target cells. Lymphoma-directed cytotoxicity has also been achieved in preclinical tests with unstimulated human T cells and in the absence of additional T cell stimuli.

BiTE molecules have been shown to induce an immunological synapse between a T cell and a tumor cell in the same manner as observed in physiological T cell attacks. These cytolytic synapses mediate the delivery of cytotoxic proteins called perforin and granzymes from T cells into tumor cells, ultimately inducing a self-destruction process in the tumor cell referred to as apoptosis, or programmed cell death. In the presence of BiTE molecules, T cells have been demonstrated to serially eliminate tumor cells, which explains the activity of BiTE molecules at very low ratios of T cells to target cells. Through the tumor killing process, T cells start to proliferate, which leads to an increased number of T cells at the site of attack. It is believed that this effect may have the potential to improve the function of a patient’s immune system.

Clinical Trials

Clinical Trial MT103-104 (Relapsed-refractory NHL)

Based on the data from the previous phase 1 clinical trials using short-term infusion regimens (mentioned below), we initiated a phase 1 dose finding clinical trial in April 2004 designed to evaluate the safety and tolerability of the continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed or refractory NHL. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study, which is being conducted by investigators in Germany. Patients are being enrolled sequentially into cohorts with increasing doses. A maximum tolerated dose has not yet been reached.

Of 12 patients in dose cohort numbers 1 through 3 who have received at least two weeks of treatment and who have passed the first control CT scan at week 4, nine patients have shown stable disease and one patient a minor response. No patient in cohort numbers 1 through 3 has shown a partial or complete tumor response, based on reference radiology assessment according to standardized Cheson criteria for tumor response assessment of NHL. However, partial and complete responses were observed in patients treated with the highest dose so far (dose level 4 = 15 µg/m2/24 h). As presented at the annual meeting of the American Association for Hematology (ASH) in 2006, four of the eight evaluable patients at this highest dose level in this clinical trial showed a clinically relevant reduction in tumor lesions (1 complete response, 2 partial responses, and 1 minor response, which is defined in the protocol as a 25 to 50 percent decrease in tumor mass). Investigators also observed a reduction of circulating B cells, which appeared to be correlated with increasing doses, with full depletion of B cells observed in all 8 evaluable patients at dose level 4. Furthermore, all patients at dose level 4 with bone marrow infiltration at initial screening showed a reduction or complete disappearance of lymphoma cells from bone marrow after treatment with MT103. Overall, MT103 showed acceptable tolerability in this ongoing clinical trial, and a maximum tolerated dose has yet to be reached. So far, the most frequent adverse side effects related to the administration of MT103 were lymphopenia, leukopenia, fever and elevation of liver enzymes. The most frequent adverse events of grade 3 or higher were lymphopenia in 11 patients (50%) and leukopenia in 9 patients (41%).

Side Effect Profile of MT103 as Observed in Early Clinical Trials

The most frequent clinical adverse events observed so far in previous short-term infusion trials with MT103 were related to the release of cytokines by the patients’ immune cells. Cytokines are small proteins that allow communication between cells of the immune system and between immune cells and other types of cells. Cytokines are typically produced by activated immune cells, such as T cells, and thus were expected in connection with the treatment of patients with MT103. Cytokine release was transient and decreased after multiple administrations of MT103. Clinically, the most frequent side effects included fever, rigor, fatigue, vomiting, tachycardia, hypertension, headache and back pain. Most of these events were of mild or moderate severity. The most frequent laboratory abnormalities were seen in various hematological parameters, coagulation parameters, and blood chemistry, including liver function tests, and were mostly mild to moderate and transient in nature. About 80% of all clinical adverse events and laboratory abnormalities occurred on the day of the first infusion, with a decreasing incidence during the subsequent infusions.

In our earlier phase 1 clinical trials of MT103 given repeatedly as short-term infusions (Study Numbers MT103 I/01-2001, MT103 I/01-2002, and MT103 I/01-2003), serious adverse side effects included infections, dyspnoea, hypersensitivity and various symptoms of the central nervous system (CNS), including tremor, speech disorder, somnolence, disorientation, confusion, fatigue, urinary incontinence and vertigo. CNS-related side effects led to termination of the treatment in a total of six patients in these short-term infusion trials. All these side effects fully resolved within a period of a few hours to a few days, with the exception of one patient, who suffered from seizures and a myocardial ischemia, or loss of blood flow to the heart. This patient ultimately died 49 days after receiving the last dose, and the cause of death was determined to be pneumonia. The autopsy and histopathological analysis of this patient suggested a CNS-related lymphoma lesion underlying these events. Based on adverse events and the lack of tumor responses in patients treated with the short-term infusion regimen, we terminated those short-term infusion studies and developed a new dosing regimen — continuous infusion — designed to reduce side effects and to obtain tumor responses in NHL patients.

Based on patients in cohort numbers 1 through 4 in our ongoing trial, the frequency of adverse side effects in the ongoing continuous infusion clinical trial has been lower when compared to the previous short-term infusion regimens, despite the fact that MT103 was present for four to eight weeks in patients in the continuous infusion study while it was only present for a few hours in the patients in the short-term infusion studies. We did not observe the CNS-related side effects in cohort numbers 1 through 3 that were seen in the short-term infusion trials, and no dose-limiting toxicity was observed. As presented at the ASH 2006 annual meeting, one out of 10 patients of cohort number 4 available for safety evaluation has shown transient and fully reversible confusion and disorientation. The safety evaluation of cohort number 4 is still ongoing.

Regulatory Pathway

MT103 is currently under clinical development in Europe. In addition, our collaborator MedImmune has submitted an IND to commence clinical testing of MT103 in the United States in the third quarter of 2006.

We have received orphan drug designation from the European Medicines Agency (EMEA) for the use of MT103 as a treatment for mantle cell lymphoma, or MCL, and chronic lymphatic lymphoma, or CLL. Orphan drug designation from the EMEA is designed to encourage manufacturers to develop drugs intended for rare diseases or conditions affecting fewer than 5 in 10,000 individuals in the European Union. Orphan drug designation also qualifies the applicant for tax credits and marketing exclusivity for seven years following the date of the drug’s marketing approval by the EMEA. MedImmune has received orphan drug designation from the EMEA for the use of MT103 in the treatment of “indolent B-cell lymphoma, excluding CLL and NHL with CNS involvement.”

MT110

Another of our BiTE product candidates, MT110, is a molecule that combines binding specificities for EpCAM and for CD3 on T cells. EpCAM is a cell surface antigen that is over-expressed by many types of solid tumors.

Mechanism of Action and Preclinical Activities

As described above, BiTE molecules are designed to direct the body’s cytotoxic T cells against tumor cells. MT110 has shown cytotoxic efficacy against EpCAM-positive tumor cells at very low concentrations and at low ratios of T cells to tumor target cells in preclinical tests using cell culture and mouse models. Of note, MT110 and other EpCAM-specific BiTE molecules were capable of inducing durable elimination of established tumors in mouse models. Likewise, human metastatic tissue from ovarian cancer patients implanted under the skin of mice was eliminated by low doses of intravenously administered MT110. We believe that this suggests that MT110 penetrated the human tumor and re-directed human tumor-infiltrating T cells for the destruction of tumor cells.

As a BiTE molecule, and as described above with respect to MT103, MT110 has been shown to induce an immunological synapse between a T cell and a tumor cell in the same manner as observed in physiological T cell attacks. The mechanism of action of MT110 is similar to that of MT103, by mediating the targeted delivery of perforin and granzymes from T cells into tumor cells.

Regulatory Pathway

We plan to submit an IND for MT110 with the FDA or an investigational medicinal product dossier, or IMPD, with European authorities in 2007.

BiTE molecules targeting EphA2 and CEA

Under our collaboration with MedImmune, as further described below under “License Agreements and Collaborations,” we are developing BiTE molecules targeting EphA2 and CEA for the treatment of cancer. Both molecules are currently in preclinical development.

Mechanisms of Action and Preclinical Activities

EphA2 is a cell surface membrane-associated receptor tyrosine kinase that, in normal cells, is thought to function in suppressing cell growth and migration. Studies have indicated that EphA2 may be a molecule candidate for a targeted therapeutic antibody approach for the treatment of cancer. EphA2 is frequently overexpressed in a number of different tumor types, including renal cell carcinoma, breast, prostate, colon, esophageal, cervical, lung, ovarian and bladder cancers and melanoma. The highest levels of EphA2 expression are observed in the most aggressive tumor cells, suggesting that it may play a role in disease progression. High levels of EphA2 have also been correlated with poor survival in patients with non-small cell lung, esophageal, cervical, and ovarian cancers. Additionally, in pre-clinical models, it has been demonstrated that the addition of EphA2 is sufficient to make non-tumorous cells tumorous in both in vitro and in vivo settings. Therefore, we believe that a BiTE approach holds promise for the treatment of many cancer types that overexpress EphA2.

Carcinoembryonic antigen, or CEA, is expressed in a number of tumors of epithelial origin such as colorectal carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. Furthermore, it is considered to be upregulated in gastric carcinoma and possibly also in colorectal carcinoma. Therefore, we believe that CEA is an excellent molecule candidate for a targeted therapeutic antibody approach for the treatment of cancer utilizing our BiTE technology. In the progress of cancer, members of the CEA family may play a role as contact-mediating adhesion molecules when tumor cells are moving to new sites. It has been shown that increased adhesion enhances the spread of cancer. Therefore, we believe that a BiTE approach may hold promise for the treatment of many cancer types that overexpress CEA.

Adecatumumab (MT201)

Our product candidate, adecatumumab, which we also refer to as MT201, is a recombinant human monoclonal antibody of the IgG1 subclass that targets the EpCAM molecule. EpCAM is a cell surface protein that is overexpressed on most solid tumor types, including prostate, breast, colon, gastric, ovarian, pancreatic and lung cancers. Overexpression of EpCAM has been shown to promote the proliferation, migration and invasiveness of breast cancer cells. Moreover, highly tumorous human breast and colon cancer stem cells are characterized by expression of EpCAM. In addition, expression of EpCAM has been shown to be associated with decreased survival in a number of cancer indications, including breast, gall bladder, bile duct, ovarian and ampullary pancreatic cancers.

Adecatumumab is administered intravenously. The anticipated treatment regimen consists of intravenous application over a 60-minute period every one to three weeks, either as a monotherapy or in combination with standard chemotherapy. Adecatumumab is expected to bind to EpCAM on tumor tissue and recruit natural killer cells and other immune cells to the tumor. Complement-dependent and antibody-dependent cellular cytotoxicity are believed to be the key modes of action of adecatumumab that trigger tumor cell destruction.

As discussed further under “License Agreements and Collaborations” below, adecatumumab is the subject of an exclusive worldwide collaboration with Ares Trading S.A., a wholly-owned subsidiary of Merck Serono Biopharmaceuticals, a Swiss corporation. We entered into the collaboration with Merck Serono in December 2004.

Clinical Trials

The following table describes the status of the clinical trials for adecatumumab:

			Number of
Phase of Clinical Trial	Indication	Status	Subjects

Phase 2 (adecatumumab monotherapy)	Metastatic breast cancer	Completed	112
Phase 2 (adecatumumab monotherapy)	Prostate cancer	Completed	84
Phase 1 (adecatumumab plus docetaxel)	Metastatic breast cancer	Ongoing	Up to 36
Phase 1 (adecatumumab monotherapy)	Adenocarcinomas	Planned
Phase 1 (adecatumumab monotherapy)	Hormone refractory prostate cancer	Completed	20

Phase 2 Clinical Trial — Patients with Metastatic Breast Cancer (Adecatumumab monotherapy)

Adecatumumab has been evaluated in a phase 2 clinical trial in patients with metastatic breast cancer. We initiated enrollment in this clinical trial in February 2004 and completed enrollment in October 2005, with a total of 112 patients from 26 sites in five European countries. This clinical trial was a randomized, open-label, multi-center, parallel group study designed to provide preliminary information regarding the efficacy and safety of adecatumumab when administered up to 24 weeks to patients who tested positive for expression of EpCAM.

The patients in this clinical trial were stratified into two groups (high and low) according to their level of EpCAM expression. Of the 109 positive patients, 71 were grouped in the high EpCAM expression group, while 38 were in the low to moderate EpCAM expression group. Patients in each expression group were then randomly divided into two equal dosage groups, either the low dose treatment group (2 mg/kg body weight) or the high dose treatment group (6 mg/kg body weight).

Treatment Groups	EpCAM Expression	MT201 Dosing

Group I	Moderate EpCAM Expression on Primary Tumor	2 mg/kg
Group II	Moderate EpCAM Expression on Primary Tumor	6 mg/kg
Group III	High EpCAM Expression on Primary Tumor	2 mg/kg
Group IV	High EpCAM Expression on Primary Tumor	6 mg/kg

The protocol called for each patient to receive an intravenous infusion every two weeks, for a total of up to 14 infusions of adecatumumab over 24 weeks of therapy unless disease progression or treatment-limiting toxicity occurred. Patients with at least stable disease after 24 weeks were allowed to continue treatment with adecatumumab in a follow-up study.

The primary endpoint of the study evaluated the clinical benefit rate, which comprises the percentage of patients whose disease was stabilized over 24 weeks of therapy or whose tumors demonstrated a partial response or a complete response, each as defined using standard Response Evaluation Criteria in Solid Tumors, or RECIST. Efficacy evaluations occurred every six weeks after the first administration of adecatumumab until week 24, and then every eight weeks thereafter. These evaluations included a thoracic CT scan or chest X-rays, an abdominal CT scan or MRI, and bone scintigraphy for patients with bone metastasis. Responses were assessed using RECIST and had to be confirmed by an Independent Review Board.

Final data for this trial were presented during the 31st Congress of the European Society of Medical Oncology (ESMO) in Istanbul, Turkey in October 2006 and the annual San Antonio Breast Cancer Meeting in December 2006. While the primary endpoint of the study (25 percent clinical benefit rate at week 24) was not reached, our secondary endpoint analysis showed a significant prolongation of time-to-progression (or TTP) in patients treated with the higher dose of adecatumumab (p=0.0465) compared to patients receiving the lower dose. In addition, the importance of target presence was underscored by a trend towards increased TTP in patients expressing high EpCAM levels as opposed to patients with low or moderate EpCAM expression on their primary tumor tissue. Patients receiving the high dose of adecatumumab and expressing high EpCAM (high/high) on their tumor tissue had a significantly longer TTP compared to patients with low EpCAM on their tumor tissue and treated with the low dose of adecatumumab (low/low) (p=0.0057). Progression-free survival was 336 days, 128 days and 49 days for 10% (10-percentile), 25% (25-percentile) and 50% (median) of patients in the high/high group compared to 112 days, 59 days and 42 days, respectively, in the low/low group.

The overall safety profile of the two doses of adecatumumab given (2 mg/kg and 6 mg/kg) indicated that both doses were well tolerated. When comparing the high dose with the low dose, an increase in mild-moderate toxicities (grade 1-2 according to CTC-AE) was reported with noted side effects mostly being infusion-related (pyrexia, flush) and gastrointestinal (nausea, diarrhea). No relevant increase in grade 3-4 toxicities was observed when comparing the two dosing regimens. Some increases in the pancreatic enzymes lipase and amylase were observed, but no dose-dependency could be determined nor was any acute clinical pancreatitis reported.

Phase 2 Clinical Trial — Patients with Prostate Cancer (Adecatumumab as a Single Agent)

In May 2005, we completed enrollment for this study of 84 patients at 20 sites in four European countries. The last patient received treatment in October 2005. We reported final data for this trial in October 2006. The trial was a double-blind, randomized, placebo-controlled, multi-center study to investigate the efficacy and safety of two different dose regimens of adecatumumab in patients with increasing serum Prostate Specific Antigen (or “PSA”) after radical prostatectomy for prostate cancer. The study was designed to evaluate the anti-tumor activity of adecatumumab by delaying further PSA increase in patients with increasing serum PSA after radical prostatectomy for treatment of prostate cancer.

Each patient had a total of 12 scheduled visits, including one screening visit, seven visits during the treatment period, and four follow-up visits. PSA was measured at the screening visit, during treatment at day 1, 29 and 57 and during follow-up at week 13, 15, 20 and 24. Bone scintigraphy, chest X-ray and pelvic CT scanning were performed at the screening and at any time during the study in case of confirmed biological progression, if PSA was ≥ 20 ng/ml, or in case of clinical disease progression.

The primary endpoint of this study was mean change in PSA at week 24 compared to baseline. While the primary end point was not reached, the analysis of the final data of the study indicated that treatment with a dose of 6 mg/kg of adecatumumab had a beneficial trend when compared to placebo (0.46 ng/ml versus 1.24 ng/ml; p=0.0879). Upon additional analysis, this trend was only seen for patients having high EpCAM expression levels (p=0.0884), but not for patients with low EpCAM expression (p=0.7947). The patients included in this trial had a high variability of PSA at study start (variation by a factor of 100 with baseline PSA values ranging from 0.2 to 20 ng/ml in serum). The clinical experts advising us in connection with this trial determined that this high variability of PSA may have confounded the results and recommended that a retrospective sub-group analysis of the primary endpoint should be performed in a more homogeneous patient population. According to these clinical experts, patients predominantly with PSA levels of 1 ng/ml at baseline or below would define a so-called “minimal residual disease” setting. The retrospective sub-group analysis for this specific patient population with high EpCAM expression (n=23) showed that both high (6 mg/kg) and low (2 mg/kg) adecatumumab doses given every other week for seven weeks led to a statistically significant smaller increase in PSA (0.38 ng/ml; p=0.0356, and 0.21 ng/ml; p=0.0014, respectively) compared to the placebo group (0.76 ng/ml) in patients with a high EpCAM expression. No such differences were observed in patients expressing low levels of EpCAM. No PSA responses according to formalized criteria (>50% decrease in PSA compared to baseline) were observed in either group.

The overall safety profile of the two doses of adecatumumab given (2 mg/kg and 6 mg/kg) indicated that both doses were well tolerated. Similar to the breast cancer trial, when comparing the high dose with the low dose, an increase in mild to moderate toxicities (grade 1-2 according to CTC-AE) was reported with side effects being infusion-related (pyrexia, flush) and gastrointestinal (nausea, diarrhea). No relevant increase in grade 3-4 toxicities was observed when comparing the two dosing regimens. Comparison of the low dose to the placebo group revealed only a slight increase in overall side effects. Some increases in lipase and amylase have been observed, but no acute clinical pancreatitis was reported.

Phase 1 Clinical Trial — Patients with Metastatic Breast Cancer (Adecatumumab in Combination with Docetaxel)

Our ongoing phase 1 clinical trial in patients with metastatic breast cancer is an open-label, multi-center study to investigate the safety and tolerability of intravenous infusions of a combination of increasing doses of adecatumumab and a standard dose of docetaxel in patients with EpCAM-positive advanced-stage breast cancer. The first patient was enrolled in this study in April 2005. We are conducting this clinical trial currently in five locations, three in Germany and two in Austria. Final results from this study are expected in 2008.

Phase 1 Clinical Trial — Patients with Hormone Refractory Prostate Cancer (Adecatumumab monotherapy)

In 2003, we completed a phase 1/2 open-label, dose escalation clinical trial of adecatumumab in patients with hormone refractory prostate cancer. Patients were treated with two intravenous infusions of adecatumumab at doses up to 262 mg/m2 body surface. No dose-limiting toxicity was reported at any of the doses investigated, and the maximum tolerated dose was not reached. The results of this study were published in 2006 in the European Journal of Oncology.

Additional Phase 1 Clinical Trial (Adecatumumab monotherapy)

We and Merck Serono jointly decided in 2006 to commence a new monotherapy study of adecatumumab in additional indications. The filing of a respective IND/IMPD is anticipated later in 2007.

MT203

MT203 is a human antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. It neutralizes granulocyte/macrophage colony stimulating factor, or GM-CSF, a pro-inflammatory cytokine controlling the innate arm of the immune system. GM-CSF primarily acts in chronic phases of numerous human diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. Using an antibody to neutralize GM-CSF has been shown to prevent or even cure symptoms in numerous animal models mimicking the respective human diseases. We generated MT203 using phage display-guided selection licensed from Cambridge Antibody Technology Limited.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin® and Remicade®, MT203 acts by neutralizing a soluble protein ligand, thereby preventing it from binding to its high-affinity cell surface receptor. We believe that this therapeutic principle is well-validated. MT203 is one of the first human antibodies neutralizing the biological activity of human and non-human primate GM-CSF. The binding characteristics of MT203 to GM-CSF have been characterized in a number of studies, and MT203 has shown biological activity in numerous cell-based assays. We have used a surrogate antibody neutralizing mouse GM-CSF to demonstrate that inhibition of GM-CSF is highly potent in preventing rheumatoid arthritis in a mouse model in which TNF neutralization is largely ineffective and in preventing other inflammatory and autoimmune diseases, such as asthma and multiple sclerosis. This surrogate antibody has comparable binding characteristics to MT203, and therefore we believe that MT203 could have similar positive effects.

MT204

MT204 is a humanized antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, acute transplant rejection, uveitis, psoriasis and multiple sclerosis. We designed MT204 to neutralize interleukin-2, or IL-2, an inflammation-causing cytokine which controls activation of T cells and natural killer cells. Interference with IL-2 signaling is a well-validated anti-inflammatory therapeutic approach as exemplified by small molecule drugs, such as cyclosporine or tacrolimus, and by antibodies blocking the high-affinity IL-2 receptor (Simulect® and Zenapax®). MT204 is the first humanized antibody targeting soluble human and non-human primate IL-2 by a unique mode of action, and has been shown in preclinical models to have inhibitory properties superior to those of IL-2 receptor-blocking antibody Zenapax.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin® and Remicade®, MT204 acts by neutralizing a soluble protein ligand. MT204 prevents binding of IL-2 to its intermediate-affinity receptor on natural killer cells, and also inactivates the high-affinity receptor with bound IL-2. This is a novel mode of antibody action, which we believe could cause MT204 to have potent anti-inflammatory activity. The binding characteristics of MT204 to IL-2 and IL-2 receptors have been characterized in studies using various assay systems. While the mechanism of action of MT204 is understood, the antibody is still in an early stage of development.

D93

D93 is a humanized, anti-metastatic and anti-angiogenic monoclonal antibody, for treatment of patients with solid tumors.

In March 2007, we entered into an agreement with Tracon Pharmaceuticals, Inc. under which we have granted Tracon an exclusive, worldwide license to develop and commercialize D93. Tracon will be responsible for all development and commercial activities and plans to initiate a phase 1 clinical trial in the second half of 2007.

Mechanism of Action and Preclinical Activities

The extracellular matrix is a molecular network that provides mechanical support to cells and tissues but also contains biochemical information important to cellular processes such as cell proliferation, adhesion and migration. D93 binds specifically to hidden, or cryptic, binding sites on extracellular matrix proteins that become exposed as a result of the denaturation of collagen that typically occurs during tumor formation. Binding of D93 to these denatured extracellular matrix proteins has the potential to inhibit angiogenesis, and the growth, proliferation and metastasis of tumor cells.

We believe that this approach to inhibiting angiogenesis and metastasis may have several therapeutic advantages. Because D93 binds preferentially to extracellular matrix proteins that have been denatured during angiogenesis and tumor growth rather than to the native, undenatured forms of collagen, we believe that the D93 antibody may have greater specificity for the tumor site than other therapies. Additionally, denatured proteins in the extracellular matrix may provide a better therapeutic target for long-term treatment than binding sites found directly on tumor cells since the proteins in the extracellular matrix represent a stable structure and are less likely to undergo mutations that are typical for cancer cells. Due to the specific mechanism through which D93 inhibits angiogenesis and metastasis, we believe that it may have the potential to be used in combination with other anti-angiogenic agents or with treatments such as chemotherapy and radiation.

We believe that D93 may be also useful in other pathological conditions associated with angiogenesis, such as choroidal neovascularization, or CNV, an ophthalmologic condition caused by excess growth of blood vessels within the eye, which is the major cause of severe visual loss in patients with age-related macular degeneration. Data presented during the 2004 Annual Meeting of the Association for Research in Vision and Ophthalmology demonstrated that in a murine model of CNV, another of our anti-angiogenic monoclonal antibodies, H8, preferentially recognized areas of new vascular growth but not existing normal vasculature and inhibited angiogenesis in a dose-dependent manner.

In February 2006, we filed an IND to initiate a phase 1 clinical trial with D93 in patients with solid tumors. The FDA approved the IND in April 2006. We have not commenced any clinical testing of D93, but a comprehensive pre-clinical analysis of D93 showing anti-angiogenic as well as anti-metastatic activity in various animal models and targeting of D93 to sites of tumor growth was published in 2006 in the International Journal of Oncology. We have conducted a number of presentations on D93 and related antibodies at annual meetings of the American Association for Cancer Research (AACR) between 2004 and 2006.

Product Candidates Targeting the EGF Receptor Signaling Pathway

In July 2004 our wholly-owned subsidiaries Tarcanta, Inc. and Tarcanta, Limited signed an agreement with CIMAB, S.A., a Cuban company, whereby Tarcanta obtained the exclusive rights to develop and commercialize SAI-EGF, a product candidate that targets the EGF receptor signaling pathway in a specific territory, which includes the United States, Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe. In addition, these two subsidiaries signed an agreement with CIMAB and YM BioSciences, Inc., a Canadian company, to obtain the exclusive rights to develop and commercialize SAI-TGF, which targets transforming growth factor-alpha, and SAI-EGFR-ECD, which targets the extracellular domain of the EGF receptor, within the same territory. Both of these product candidates are in preclinical development. We are actively seeking to sublicense or sell all three of these product candidates.

MORAb28

In October 2002, we signed an agreement with M-Tech Therapeutics, Inc., obtaining the worldwide exclusive rights and license to develop and commercialize a human IgM monoclonal antibody binding to an antigen that has been identified as a cell-surface antigen present on human melanomas and tumors of neuroectodermal origin. In December 2004, we entered into an agreement with Morphotek, Inc., pursuant to which Morphotek was granted the right to evaluatie this antibody with an option to obtain a license from us. In December 2006, Morphotek exercised its option and obtained an exclusive sublicense to the intellectual property rights and property rights associated with this monoclonal antibody. We understand that Morphotek plans to file an IND later this year and commence clinical trials in 2008. As discussed under “License Agreements and Collaboration Agreements” below, our agreement with Morphotek entitles us to certain milestone payments, royalties and re-acquisition rights.

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, antibody-based drugs for the treatment of patients with cancer. Key aspects of our corporate strategy include the following:

•	Co-develop Compounds with Established Pharmaceutical and Biopharmaceutical Companies. We are working with Merck Serono and MedImmune to complete ongoing clinical trials and enter into the next stage of clinical development for two of our product candidates.

•	Maintain Commercialization Opportunities in Collaborations. We have retained an option to co-promote adecatumumab in Europe and the U.S., and have full commercialization rights for MT103 outside of North America. We intend to continue to pursue this partnering strategy in future collaborations.

•	Advance the Development of Our Preclinical Product Candidates. We have initiated the production of clinical trial-grade material for MT110, and we plan to commence clinical trials upon the availability of such material and the approval of an IND or IMPD.

•	Pursue Additional Collaborations for Our Product Candidates. We will continue to seek strategic collaborations for some or all of the product candidates in our product portfolio.

•	Leverage Our Internal Pipeline Generating Capabilities. Our current pipeline of BiTE molecules as well as human IgG1 antibodies have all been generated by personnel employed by us, with the exception of D93 and MORAb28, which were in-previously in-licensed by CancerVax. We will continue to leverage that capability for our early-stage development collaborations, as well as for generating additional product candidates for our own pipeline, especially new product candidates based on the proprietary BiTE development platform.

Intellectual Property

Our success will depend in large part on our ability to:

1. Obtain and maintain patent protection and other intellectual property for cell lines, antibodies, delivery systems, production methods and compositions of matter;

2. Achieve a scope of protection as broad as possible;

3. Defend our patents;

4. Enforce our patents;

5. Extend the patent life for our product candidates;

6. Preserve trade secrets and proprietary know-how; and

7. Operate without infringing the patents and proprietary rights of third parties.

We actively seek appropriate patent protection for our proprietary technologies by filing appropriate patent applications in the United States, Europe and selected other countries. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Particularly within the BiTE platform, our patent strategy aims to generate protection on different aspects of the BiTE technology with respect to specific antibody constructs or key BiTE-related technology. Our key goals are to expand the patent portfolio, generate patent protection for new product candidates, protect further developments of BiTE-related technologies and harmonize our filing and prosecution strategy with respect to the portfolio.

As of December 31, 2006, we owned or have licensed approximately 42 U.S. patents, 27 U.S. patent applications, 47 foreign and international patents, and 118 foreign and international patent applications related to our technologies, compounds, and their use for the treatment of human diseases. The number of licensed patents does not include various divisionals, continuations and continuations-in-part of the licensed patents and patent applications, which are also licensed to us. Our issued patents in the United States expire during 2008 and 2018, and our issued patents in Europe and other jurisdictions expire in 2019. We have additional patent applications that, if granted, would extend our patent lives significantly beyond these expirations. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to products, uses, methods and compositions of matter to enhance our intellectual property position in the field of antibody therapeutics for the of treatment of human diseases.

License Agreements and Collaborations

We have entered into several significant license and collaboration agreements for our research and development programs, as further outlined below. These agreements typically provide for the payment by us or to us of license fees, milestone payments, and royalties on net sales of product candidates developed and commercialized under these agreements.

Agreements Relevant for the Generation of Antibodies and for the BiTE Platform in General

License Agreement with Isogenis/Biohybrid

In October 1999, we entered into an agreement with Biohybrid, Inc. (now called Isogenis, Inc.) granting us a worldwide, exclusive license under U.S. Patent No. 5,078,998 entitled “Hybrid Ligand Directed to Activation of Cytotoxic Effector Lymphocytes and Associated Target Antigens” as well as certain related technologies. We are obligated to pay a royalty on net sales in the United States of products derived from the intellectual property that we licensed under this agreement. If we were to sublicense our rights under this agreement, Isogenis would be entitled to a portion of the payments received by us from the sublicensee. The agreement also requires us to pay a minimum annual royalty of $100,000 which started in 2000. Finally, we are obligated to make a milestone payment upon receipt of the first marketing approval in the United States of each product derived from the intellectual property that we licensed under this agreement.

The term of this agreement continues until expiration of the last valid claim in the licensed patents. Either party may terminate the agreement for the other party’s uncured material breach. In addition, Isogenis may terminate the agreement in the case of our bankruptcy, insolvency, or cessation of business. We may terminate the agreement if Isogenis converts the exclusive license to a non-exclusive license following certain breaches of the agreement by us, or if the claims of the licensed patent are declared invalid.

License Agreement with Roche

In September 2000, we entered into a license agreement with F. Hoffmann-La Roche and Roche Diagnostics Corporation and obtained an exclusive license to use Roche’s proprietary metal chelate affinity purification technology for the BiTE molecules. We paid an initial license fee, have paid and will pay annual license fees and will pay a royalty on the costs of filled bulk product.

Purchase Agreement with Curis

In June 2001, we entered into an agreement with Curis, Inc. to purchase certain single-chain antigen binding molecule patents and license rights from Curis. In exchange for these patent and license rights, we paid to Curis an initial license fee, issued to Curis shares of our common stock, and provided a convertible note in the amount of €4.1 million, or $3.7 million. In addition, we are obligated to pay royalties on net sales of products based on the acquired technology. We are also required to pay to Curis 20% of all “supplemental revenues” in excess of $8.0 million in the aggregate. “Supplemental Revenues” includes both (i) proceeds received by us as damages or settlements for infringement of the purchased technology, and (ii) amounts received by us from licensing or sublicensing the purchased technology. In October 2004, we exchanged the convertible note issued to Curis for an interest-free note in the amount of €4.5 million, or $5.6 million. The remaining balance on this note will be paid in the second quarter of 2007.

Research and License Agreement with Merck KGaA/Biovation

In August 2001, we entered into a research and license agreement with Biovation Limited, a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, under which Biovation used their proprietary technology and generated certain variants of the anti-CD3 single-chain antibody used in our BiTE molecules with the aim of reducing the likelihood of potential immune responses upon administration of such molecules to human beings. We received and tested such deimmunized anti-CD3 domains in connection with our BiTE molecules. We paid a license fee and research fees to Biovation and will make milestone payments and pay royalties on net sales of any resultant BiTE products that include such deimmunized anti-CD3 to Biovation’s parent company.

License Agreement with Enzon

In April 2002, we entered into a cross-license agreement with Enzon, Inc. (now Enzon Pharmaceuticals, Inc.) relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. This agreement was amended and restated by mutual agreement of the parties in June 2004. Under the cross-license agreement, we receive a non-exclusive, royalty- bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE products, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE products. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

Each party is obligated to make milestone payments and pay royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which party owns the relevant patent(s). As noted above, we do not owe a royalty under this agreement to Enzon on net sales of BiTE products.

The term of the cross-license agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. Neither party has the right to unilaterally terminate the agreement without cause.

License Agreement with Cambridge Antibody Technology and Enzon

In September 2003, we entered into a cross-license agreement with Cambridge Antibody Technology Limited, or CAT, and Enzon to provide each party access to the other parties’ proprietary technology. This agreement superseded an existing cross-license arrangement among the parties. Pursuant to the current cross-license agreement, each party licenses to and from the others patents and know-how relating to the field of single-chain antibodies (in the case of licenses granted by Enzon and us) or phage display technology (in the case of licenses granted by CAT). This technology may be used by the parties for the research and development of antibody products in certain defined fields.

Pursuant to the cross-license agreement, we have the right to obtain a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies that bind to targets identified by us from time to time and approved by CAT through a predetermined process.

CAT paid an initial license fee to us under this agreement. Additionally, CAT is obligated to pay to us and Enzon: (i) annual license maintenance fees and fees for sublicenses granted by CAT to third parties, and (ii) annual maintenance fees on each sublicense until the termination of such sublicense or the expiration of all licensed patents included in such sublicense, whichever occurs first. We and Enzon are obligated to pay to CAT maintenance and sublicense fees based on the use of the licensed phage display technology by our respective sublicensees.

Agreements Relevant for MT103

We entered into license and transfer agreements with certain individuals and research institutions to obtain certain intellectual property related to MT103. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of MT103.

Collaboration Agreement with MedImmune

In June 2003, we entered into a collaboration and license agreement with MedImmune to jointly develop MT103. Under the terms of the agreement, MedImmune received a license to MT103 and assumed responsibility for clinical development, registration and commercialization of MT103 in North America. We retained all rights to MT103 outside of North America. As part of the agreement, MedImmune is developing the manufacturing process for MT103 and will scale up that process to commercial scale. Also, MedImmune will supply MT103 for clinical trials and commercial sale for North America and for the markets outside of North America which we have retained. MedImmune will make milestone payments and will pay royalties to us on net sales of MT103 in North America. Until submission of the IND in September 2006, MedImmune reimbursed a portion of the clinical development costs incurred in Europe by us prior to the filing of such IND. Going forward, we have elected to share development costs of jointly conducted clinical trials.

During the years ended December 31, 2006, 2005 and 2004, this collaboration generated revenues to us of approximately 19%, 22% and 41%, respectively, of our total revenues.

Transfer Agreements around MT110

We entered into transfer agreements with certain individuals and another company to obtain certain intellectual property related to MT110. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of MT110. In addition, the license agreement with CAT discussed below in connection with agreements relating to adecatumumab also covers MT110.

Agreements Relevant for EphA2 BiTE and CEA BiTE

BiTE Research Collaboration Agreement with MedImmune

In June 2003, we entered in a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated a BiTE binding to tyrosine kinase EphA2 and a BiTE binding to carcinoembryonic antigen (CEA) based on the BiTE platform. MedImmune is obligated to make milestone payments and pay royalties to us on net sales of the EphA2 BiTE and CEA BiTE. Furthermore, we have exclusive rights to develop and sell the CEA BiTE in Europe, and we also retain the option to obtain the right to co-promote the EphA2 BiTE in Europe. MedImmune is obligated to reimburse our full development costs incurred pursuant to development activities under the agreement up to and including phase 1 clinical trials.

Licensing of Single-Chain Antibody Patents

Exclusive IP Marketing Agreement with Enzon

In April 2002, we entered into an Exclusive Single-Chain Antibody IP Marketing Agreement with Enzon, which was amended and restated by the parties in June 2004. Under the 2004 agreement, we serve as the exclusive marketing partner for both parties’ consolidated portfolio of patents relating to single-chain antibody technology licensed under the 2004 cross-license agreement discussed above. Licensing revenues are shared equally with Enzon, as are associated marketing and legal costs.

The term of the IP marketing agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. In addition, the marketing agreement terminates automatically upon termination of the cross-license agreement between us and Enzon. Neither party has the right to unilaterally terminate the agreement without cause prior to September 30, 2007. After such date, either party may terminate it at will.

License Agreements with Various Parties pursuant to the Exclusive IP Marketing Agreement

Since April 2002 we have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements, which aggregated approximately $2.0 million and $2.5 million in revenues for the years ended December 31, 2006 and 2005, respectively. In 2003, we entered into a research license agreement with ESBATech AG. ESBATech also has the option to extend the scope of the license to use single-chain antibodies in the development of therapeutics. In 2004, we entered into research license agreements with BioInvent AB, Merck & Co., Inc., and EvoGenix Pty Ltd. Also in 2004, Arizeke Pharmaceuticals Inc. entered into a license agreement with us for development and commercialization of single-chain antibodies targeting its proprietary pIgR antigen. In October 2006, we terminated the license agreement with Arizeke on the basis of the failure of Arizeke to meet its contractual payment obligations. In 2005, we entered into research license agreements with Abbott Laboratories, Alligator Bioscience AB, and Haptogen Ltd. Further, we entered into a product license agreement with Viventia Barbados, Inc. for the development and commercialization of a single-chain antibody for the treatment of cancer. In 2006, we entered into a license agreement with Antigenics, Inc. for the use of single-chain antibody technology in the research, development and manufacturing of non-single-chain antibody products.

Agreements Relevant for Adecatumumab (MT201)

Transfer Agreement with Inventors

In October 1998, we entered into an asset transfer agreement with a group of inventors at the University of Munich pursuant to which we acquired certain rights to adecatumumab. We have paid an initial fee and milestone payments under this agreement, and will make additional milestone payments and pay royalties based on net sales of adecatumumab.

License Agreement with Dyax

In October 2000, we entered into a non-exclusive license agreement with Dyax Corporation for the use of certain patented technology (including certain phage display processes) for screening and research of antibody products binding to EpCAM, including adecatumumab. We have paid an initial license fee and made a milestone payment under this agreement, and we will make additional milestone payments upon the achievement of specified events. No royalties are due under this agreement. The term of this agreement continues until expiration of the last valid claim in the licensed patents. Either party may terminate the agreement for the other party’s uncured material breach. In addition, we may terminate the agreement at will.

License Agreement with Cambridge Antibody Technology

In September 2003, we entered into an agreement with CAT granting us a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies binding to EpCAM, the target of adecatumumab. We paid an initial license fee, and will make additional milestone payments and pay royalties based on net sales of adecatumumab.

Manufacturing and Supply Agreement with Boehringer Ingelheim

In December 2003, we entered into a process development agreement with Boehringer Ingelheim Pharma GmbH & Co. KG. Under the agreement, Boehringer Ingelheim is developing a commercial scale process for adecatumumab. Boehringer Ingelheim will supply us with material for clinical trials.

If we do not enter into a commercial supply agreement with Boehringer Ingelheim, or if we intend to establish a second source of supply, we have the right to manufacture adecatumumab under a license to Boehringer Ingelheim’s high expression technology and the process developed for adecatumumab. Such license would carry an obligation for us to make milestone payments and pay royalties based on net sales of adecatumumab.

Collaboration Agreement with Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was recently acquired by Merck KGaA and that is now called Merck Serono Biopharmaceuticals S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10 million and has made three milestone payments in the total amount of $12 million to date. The most recent milestone paid was a $10 million payment made in November 2006 after the delivery by us of the study reports on two phase 2a clinical trials conducted with adecatumumab. Overall, the agreement provides for Serono to pay up to $138 million in milestone payments (in which the $12 million above is included) if adecatumumab is successfully developed and registered worldwide in at least three indications. The revenues from this collaboration agreement represented approximately 66% and 52% of our total revenues for the years ended December 31, 2006 and 2005, respectively.

Under the terms of the agreement, Serono bears all costs of product development and manufacturing subject to our participation right as described below. The original agreement provided that upon the completion of both phase 2 clinical studies in September 2006, Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States and/or Europe. On November 24, 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial designed to demonstrate the safety of adecatumumab as a monotherapy in patients with other kinds of solid tumors. Merck Serono will continue to bear all of the development expenses associated with the collaboration. Further, under the amended agreement we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States and/or Europe after the end of both phase 1 clinical trials. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for either of the ongoing and planned phase 1 trials, and for convenience upon specified prior notice. Either party may terminate for material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

Agreements Relevant for D93

License Agreement with the University of Southern California

In September 1999, we entered into an exclusive license agreement with the University of Southern California (“USC”) with respect to patents for anti-angiogenic monoclonal antibody products binding to denatured collagen, which cover D93. We paid an initial license fee and will pay royalties on net sales of D93 including an annual minimum royalty. In February 2007, we amended the license agreement with USC to clarify the scope of the license and to exclude certain patents that claim antibody molecules that do not bind to denatured collagen.

Collaboration Agreement with Applied Molecular Evolution/Eli Lilly

In November 1999, we entered into a collaboration agreement with Applied Molecular Evolution, Inc. (“AME”, which was subsequently acquired by Eli Lilly and Company) to have AME humanize two of our murine monoclonal antibodies, which resulted in the development of the antibody now designated as D93. In February 2006, we filed an IND for D93, as required under our agreement with AME. If we intend to seek a licensee for D93, AME has a right of negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of D93, and under certain circumstances, AME has a right of first refusal with respect to such license agreement. We have an obligation to make milestone payments and pay royalties on net sales of D93.

License Agreement with Tracon Pharmaceuticals

In March 2007, we entered into an agreement with Tracon Pharmaceuticals, Inc. (“Tracon”), under which we granted Tracon an exclusive, worldwide license to develop and commercialize D93. Under the agreement, Tracon also has an option to expand the license to an additional antibody, and upon the exercise of the option, the financial and other terms applicable to D93 would become applicable to such other antibody. Under the terms of the agreement, Tracon will be responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. We will transfer to Tracon certain materials, including the stock of D93 clinical trial materials, stored at our contract manufacturer. Tracon is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. In addition, Tracon will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of D93 when Tracon enters into the sublicense agreement. If D93 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. Tracon may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

Agreements Relevant for MT203

License Agreement with Enzon

In November 2005, we terminated a multi-year strategic collaboration with Enzon on mutually agreeable terms. We had entered into that agreement in April 2002 to identify and develop the next generation of antibody-based therapeutics. This collaboration had generated revenues during the years ended December 31, 2005 and 2004 that represented approximately 16% and 20%, respectively, of our total revenues in those years. In connection with the termination, we entered into a license agreement with Enzon for an antibody program targeting the human cytokine granulocyte/macrophage colony-stimulating factor (“GM-CSF”) that we had focused on under the collaboration. The agreement grants us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay royalties to Enzon upon the sale of products against GM-CSF using such patents or know-how.

License agreement with Cambridge Antibody Technology

In November 2003, we entered into an agreement with CAT granting us a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies binding to GM-CSF. We paid an initial license fee and are obligated to make additional milestone payments and pay royalties based on net sales of MT203.

Agreements Relevant for MT204

License Agreement with Enzon

In June 2004, we entered into a license agreement with Enzon for an antibody program targeting interleukin-2 (“Il-2”), which had been developed by the parties pursuant to the collaboration that has since been terminated. The agreement grants to us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay royalties to Enzon upon the sale of products targeting Il-2 using such patents or know-how.

Agreements Relevant for the Antibody MORAb28

License Agreement with M-Tech

In October 2002, we entered into an exclusive license agreement with M-Tech regarding patents, know-how and antibodies binding to different tumor antigens. The license agreement was amended in November 2004 and June 2006 and is limited to patents, know-how and antibodies, including antibody MORAb28 (formerly known as L72), which bind to a specific antigen. Under the M-Tech agreement we, or our sublicensee, have the obligation to perform development and achieve certain development milestones within certain timeframes. If we or our sublicensee fail to achieve these milestones, M-Tech has the right to terminate the agreement and we have to pay a termination fee. We paid M-Tech a license fee upon execution of the agreement, reimbursed M-Tech for certain development costs, and we have paid and are obligated to pay annual license maintenance fees, milestone payments, royalties on the net sales of resultant products, and a share of certain sublicensing revenues.

Sublicense Agreement with Morphotek

In December 2004, we entered into an exclusive sublicense agreement with Morphotek under which we granted Morphotek the right to evaluate certain antibodies, including antibody MORAb28, and an option to obtain an exclusive worldwide sublicense under our license from M-Tech. In December 2006, Morphotek exercised the option. Under the sublicense agreement, Morphotek has the obligation to perform development and achieve certain development milestones within certain timeframes. If Morphotek fails to achieve the milestones, we have the right to terminate the agreement, in which case Morphotek would be required to pay a termination fee. Morphotek paid us a license fee upon the execution of the option and is obligated to pay annual license maintenance fees, milestone payments, and royalties on the net sales of resultant products. Following commencement of phase 1 clinical trials and phase 2 clinical trials, we have the right to terminate and re-acquire Morphotek’s rights for North America at pre-defined terms. If Morphotek intends to sublicense the rights for countries outside of North America to third parties, we have a right of first refusal to license back these rights.

Agreements Relevant for the EGF, TGF-alpha and HER-1 Vaccine Programs

License, Development, Manufacturing and Supply Agreement with CIMAB and YM BioSciences

In July 2004, we entered into a license agreement with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby we obtained the exclusive rights to develop and commercialize in a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, three specific active immunotherapeutic product candidates that target the epidermal growth factor receptor (“EGFR”) signaling pathway for the treatment of cancer. Following the merger between Micromet AG and CancerVax Corporation, we decided to seek a suitable sublicense to continue with the development of these vaccine programs. Pursuant to letter agreements executed in October and November 2006, we agreed to terminate the agreements if no suitable partner was identified by the end of 2006, and to postpone the payment of a $1 million milestone payment that became due in the first quarter of 2006 until the earlier of i) the closing of a transaction in which a new partner obtains the rights to develop and commercialize the EGF vaccine and ii) June 12, 2007. In December 2006, we agreed to postpone the termination of the agreements until the end of February 2007, provided that the agreements would not terminate as of that date if certain conditions were met. We have satisfied the conditions, and the agreements currently remain in force and effect.

Other Licensing and Research and Development Agreements

Prior to the merger with Micromet AG, CancerVax had executed licensing and research and development agreements with various universities, research organizations and other third parties under which it received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Manufacturing and Supply

Beside manufacturing and supply agreements for our clinical stage programs described above, non-GMP and GMP production agreements have been established with various manufacturers for our pre-clinical compounds.

Government Regulation and Product Approval

General

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical and biologic products to rigorous review. Parties that fail to comply with applicable requirements may be fined, may have their marketing applications rejected, and may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations upon failure to comply with regulatory standards or in the event of serious adverse events following initial marketing.

FDA Approval Process

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase 2, in addition to safety, the sponsor evaluates the efficacy of the product in targeted indications, and identifies possible adverse effects and safety risks, in a patient population that is usually larger than phase 1 clinical trials. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed clinical trial sites. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the ethics committee responsible for overseeing the clinical trial sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The ethics committee at each clinical site may also require the clinical trial at that site to be halted, either temporarily or permanently, for the same reasons.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. In a process that may take from several months to several years, the FDA reviews these applications and, when and if it decides that adequate data are available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for sale. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received a fast track designation, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

The FDA may, during its review of a NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require additional testing, including potentially expensive phase 4 studies, to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of selling the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada, and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Ongoing Regulatory Requirements

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with FDA’s Good Manufacturing Practices, or GMP, regulations which govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the GMP regulations. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with GMP regulations subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Competition

We face competition from a number of companies that are marketing products or evaluating various product candidates, technologies and approaches for the treatment of cancer and inflammatory diseases. Specifically, we face competition from a number of companies working in the fields of antibody-derived therapies for the treatment of solid tumors and B cell lymphomas. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, convenience, availability, pricing and patent position. Some of these products use therapeutic approaches that may compete directly with our product candidates, and the companies developing these competing technologies may have significantly more resources than we do, and may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do for ours.

Non-Hodgkins Lymphoma

There are numerous cytotoxic/cytostatic agents (“chemotherapy”) licensed or in development to treat non-Hodgkins lymphoma as single agents or as combination regimens. For most lymphoma indications, consensus recommendations and guidelines, such as those of the National Comprehensive Cancer Network, are available, recommending the preferred treatment regimens according to disease subtype and stage of disease.

In addition to standard chemotherapy regimens, a growing number of targeted therapies have been developed to treat aggressive and indolent NHL. Among those, Rituximab (Genentech/Idec/Zenyaku Kogyo’s Rituxan®;

Roche’s MabThera®), a chimeric human-mouse monoclonal antibody active against the CD20 antigen, is the most advanced product in the treatment algorithm of those diseases. The FDA has approved its use for certain stages of aggressive as well as indolent NHL.

In addition, radiolabeled antibodies to CD20 have been developed, including:

•	Biogen Idec’s Ibritumomab tiuxetan (Zevalin®), a murine labeled with yttrium-90 (murine CD20 antibody);

•	GlaxoSmithKline’s tositumomab (Bexxar®), labeled with iodine-131(murine CD20 antibody);

•	Zevalin® is marketed for the radioimmunotherapy of relapsed/refractory low-grade (indolent) CD20-positive NHL; and

•	Bexxar® is marketed for the treatment of low-grade (indolent) NHL.

Moreover, fully human antibodies against CD20 are under development by companies such as Genmab and Genentech for various lymphomas, including chronic lymphocytic leukemia. In addition, other monoclonal antibodies against various antigens, such as the anti-CD22 monoclonal antibody epratuzumab (Immunomedics’ LymphoCide), are under clinical investigation in its naked (unlabeled) and radiolabeled (90 Y) forms.

Additional targeted therapies include small molecules binding to specific targets, such as protein kinases. Among those, imatinib (Gleevec®) probably is the most prominent example, recently gaining label extensions for bcr-abl positive lymphoblastic lymphomas; similarily, other bcr-abl inhibitors (dasatinib, BMS-354825) are being developed for various indications.

Breast Cancer

The treatment of breast cancer employs a multimodal approach, using hormone therapy, chemotherapy, biological agents, radiotherapy, and surgery. Treatment selection is tied primarily to disease stage, estrogen and progesterone receptor status, performance status, and, increasingly, HER-2 expression. Hormone therapy and/or chemotherapy are given in the following circumstances:

•	Neoadjuvant therapy (prior to surgery) to reduce tumor size and facilitate surgery;

•	Adjuvant therapy (postsurgery) to prevent recurrence (both local and distant); and

•	Palliative treatment of metastatic disease, which is not considered to be curable, where it might be used to prolong survival.

A large number of cytotoxic/cytostatic drugs, whether given alone, in combination, or in sequence, have demonstrated clinical benefit in breast cancer patients and have been adopted into clinical practice. Generally, neoadjuvant and adjuvant chemotherapy uses combinations of drugs — each with a different mechanism of action and complementary toxicity profile — to maximize efficacy while minimizing toxicity. Palliative treatment of metastatic disease usually but not exclusively employing single-agent chemotherapy intends to ameliorate symptomatic disease and/or to delay the progression of disease. A variety of newly developed chemotherapeutic agents are currently under clinical investigation, including Epothilones (e.g. ixabepilone, KOS-862), Pemetrexed (Alimta), and Temsirolimus, among others.

Hormone-receptor positive disease is usually been treated with Tamoxifen and/or second generation anti-hormonal agents such as aromatase inhibitors, either exclusively or after chemotherapy, depending on stage of primary disease.

Trastuzumab (Roche/Genentech/Chugai’s Herceptin®) has been developed as a targeted therapy for HER-2 positive disease and is licensed for treatment of metastatic breast cancer either as monotherapy or in combination with taxanes. Recently, the label was extended to adjuvant treatment of HER-2 positive early breast cancer after various large studies confirmed significant benefit on disease-free survival.

GlaxoSmithKline’s lapatinib (Tycerb) is an orally administered EGFR tyrosine kinase inhibitor also blocking ErbB-2/HER-2 tyrosine kinase. Recently, a BLA has been filed by Roche for the combination of Tycerb with capecitabine (Xeloda). Genentech/Roche/Chugai’s next-generation HER-2 directed monoclonal antibody, pertuzumab (Omnitarg), inhibits HER-2 dimerization and is currently in clinical trials for a range of solid cancers, including breast cancer.

Angiogenesis, the formation of new blood vessels, plays a major role in many normal physiological processes and in several pathological conditions, including solid tumor growth and metastasis. Numerous companies are developing compounds that inhibit angiogenesis. Bevacizumab (Genentech’s/Roche/Chugai’s Avastin®), a humanized monoclonal antibody designed to inhibit angiogenesis, is approved for marketing in the United States and the European Union for colorectal cancer, non-small-cell lung, and breast cancer. Various other approaches to inhibit neo-vascularisation are under investigation. Examples of agents within this class in early-phase development for breast cancer include:

•	AstraZeneca’s ZD-6474;

•	EntreMed’s 2-methoxyestradiol (2-ME2); and

•	Bayer/Onyx’s sorafenib (BAY-43-9006).

Employees

As of December 31, 2006, we had 79 full-time employees. As of that date 62 full-time employees were engaged in research and development and 17 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Available Investor Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish it to the SEC. Our website is located at http://www.micromet-inc.com. You can also request copies of such documents by contacting our Investor Relations Department at (760) 494-4235 or sending an email to investors@micromet-inc.com.

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

We have incurred losses from the inception of Micromet through December 31, 2006, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators, Merck Serono and MedImmune. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:

•	continued progress in our research and development programs, as well as the scope of these programs;

•	our ability to establish and maintain collaborative arrangements for the discovery, research or development of product candidates;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;

•	our ability to sell shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	costs associated with litigation; and

•	competing technological and market developments.

We filed a shelf registration statement, declared effective by the Securities and Exchange Commission on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. This shelf registration statement became inactive in March 2006, and we may decide to activate it by filing a post-effective amendment in the future, although our ability to do so will depend on our eligibility to use a shelf registration statement at such time, under applicable SEC rules. We expect to seek additional funding through public or private financings or from new collaborators with whom we enter into research or development collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

If we raise additional funds through the issuance of equity securities, our stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.

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

Our loan agreements contain certain customary events of default, which generally include, among others, non-payment of principal and interest, violation of covenants, cross defaults, the occurrence of a material adverse change in our ability to satisfy our obligations under our loan agreements or with respect to one of our lenders’ security interest in our assets and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, our lenders may be entitled to, among other things, accelerate all of our obligations and sell our assets to satisfy our obligations under our loan agreements. In addition, in an event of default, our outstanding obligations may be subject to increased rates of interest.

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

We have determined and further received an opinion from our independent registered public accounting firm in connection with our year-end audit for 2006 that our system of internal control over financial reporting does not meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.

As a publicly traded company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the merger between CancerVax Corporation and Micromet AG, we are in the process of upgrading the existing, and implementing additional, procedures and controls to incorporate the operations of Micromet AG, which had been a private German company prior to the merger. The process of updating the procedures and controls is requiring significant time and expense. The integration of the two companies’ finance and accounting systems, procedures and controls, and the implementation of procedures and controls at Micromet AG are more time-consuming and expensive than we previously anticipated.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm provided us with an unqualified opinion on our consolidated financial statements, but it identified material weaknesses in our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. These material weaknesses relate to certain of our estimation and accrual processes, procedures relating to analysis and recording of revenue transactions with unusual terms, and an insufficient level of management review due to lack of resources. These weaknesses resulted, in part, from our inability to sufficiently upgrade our existing procedures and controls and to implement new procedures and controls to integrate the operations of Micromet AG prior to December 31, 2006. Because of these material weaknesses in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

We are in the process of expanding our internal resources and implementing additional procedures in order to remediate these material weaknesses in our internal control over financial reporting; however, we cannot guarantee that these efforts will be successful. If we do not adequately remedy these material weaknesses, and if we fail to maintain proper and effective internal control over financial reporting in future periods, our ability to provide timely and reliable financial results could suffer, and investors could lose confidence in our reported financial information, which may have a material adverse effect on our stock price.

Risks Relating to Our Common Stock

Substantial sales of shares may adversely impact the market price of our common stock and our ability to issue and sell shares in the future.

Substantially all of the outstanding shares of our common stock are eligible for resale in the public market and certain holders of our shares have the right to require us to file a registration statement for purposes of registering their shares for resale. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive compensation plans and our employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

Our stock price may be volatile, and you may lose all or a substantial part of your investment.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, a number of which we cannot control. Among the factors that could cause material fluctuations in the market price for our common stock are:

•	our ability to upgrade and implement our disclosure controls and our internal control over financial reporting;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new contracts or termination of existing contracts related to our clinical or preclinical product candidates or our BiTE technology platform;

•	announcements of the invalidity of, or litigation relating to, our key intellectual property;

•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;

•	our ability to successfully complete sublicensing arrangements with respect to our product candidates that target the EGFR signaling pathway, denatured collagen, GM-CSF and interleukin-2;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.

If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.

Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 33% of our outstanding common stock, and, as a result, may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Merck Serono and MedImmune. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful. The risks that we face in connection with these collaborations include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If either Merck Serono or MedImmune were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us.

•	Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.

•	Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our partnered product candidates to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration agreement with us.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations for development and commercialization of new BiTE molecules or existing product candidates in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration, the terms of the agreement may not be favorable to us. Finally, such collaborations or other arrangements may not result in successful products and associated revenue from milestone payments, royalties or profit share payments.

If the combination of adecatumumab (MT201) with cytotoxics, such as docetaxel, is not tolerable or safe, if higher serum levels of adecatumuab cannot be administered safely, or if sufficient anti-tumor activity cannot be shown, we and our collaborator Merck Serono may decide to abandon all or part of the development program, and we could experience a material adverse impact on our results of operations.

We previously have reported that the phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We have also reported that we are continuing the development of adecatumumab in a clinical trial in combination with docetaxel with escalating doses of adecatumumab to investigate the tolerability and the safety of this combination. We have also reported that we, in collaboration with Merck Serono, are planning to start a new phase 1 monotherapy study for the treatment of patients with solid tumors estimated to begin in 2007. If the combination of adecatumumab with docetaxel proves not to be tolerable or safe or if no higher serum levels of adecatumuab compared to previous clinical trials can be administered safely or if sufficient anti-tumor activity cannot be shown, we and our collaborator Merck Serono may decide to abandon all or part of the development program of adecatumumab and as a result we may experience a material adverse impact on our results of operations.

We previously terminated three phase 1 trials involving short-term infusion regimens of MT103 due to adverse side effects and a lack of perceived tumor response, and there can be no assurance that our current continuous infusion phase 1 clinical trial of MT103 will produce a different outcome.

In April 2004, we initiated a phase 1, dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We previously terminated three other phase 1 clinical trials for MT103, which involved a short-term infusion, as opposed to a continuous infusion dosing regimen of MT103, due to adverse side effects and the lack of observed tumor responses. We have redesigned the dosing regimen for our ongoing phase 1 clinical trial and, based upon the preliminary clinical data, we currently are seeing a considerably more favorable safety profile in response to the new continuous infusion dosing regimen. We have also seen objective tumor responses at the highest dose level tested (15 µg/m2/d) with the continuous infusion regimens. While this preliminary data suggest that MT103 has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.

Changes in the laws or regulations of the United States or Cuba related to the conduct of our business with CIMAB may adversely affect our ability to sublicense or otherwise transfer our rights to SAI-EGF and our two other product candidates that we have licensed from that company.

The United States government has maintained an embargo against Cuba for more than 40 years. The embargo is administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Department of Treasury. Without a license from OFAC, U.S. individuals and companies may not engage in any transaction in which Cuba or Cubans have an interest. In order to enter into and carry out our licensing agreements with CIMAB S.A., a Cuban company, we have obtained from OFAC a license authorizing us to carry out all transactions set forth in the license agreements that we have entered into with CIMAB for the development, testing, licensing and commercialization of our product candidate SAI-EGF, and with CIMAB and its affiliate YM BioSciences, Inc., a Canadian company, for our two other product candidates that target the EGF receptor signaling pathway. In the absence of such a license from OFAC, the execution of and our performance under these agreements could have exposed us to legal and criminal liability. At any time, there may occur for reasons beyond our control a change in United States or Cuban law, or in the regulatory environment in the U.S. or Cuba, or a shift in the political attitudes of either the U.S. or Cuban governments, that could result in the suspension or revocation of our OFAC license or in our inability to carry out part or all of the licensing agreements with CIMAB. There can be no assurance that the U.S. or Cuban governments will not modify existing law or establish new laws or regulations that may adversely affect our ability to develop, test, license and commercialize these product candidates. Our OFAC license may be revoked or amended at anytime in the future, or the U.S. or Cuban governments may restrict our ability to carry out all or part of our respective duties under the licensing agreements between us, CIMAB and YM BioSciences. Similarly, any such actions may restrict CIMAB’s ability to carry out all or part of its licensing agreements with us. In addition, we cannot be sure that the FDA, EMEA or other regulatory authorities will accept data from the clinical trials of these product candidates that were conducted in Cuba as the basis for our applications to conduct additional clinical trials, or as part of our application to seek marketing authorizations for such product candidates.

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

Our product candidates face competition with existing and new products being developed by biotechnology and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of antibody-based therapeutics for the treatment of cancer, and autoimmune and inflammatory diseases, is highly competitive. A number of entities are seeking to identify and patent antibodies, potentially active proteins and other potentially active compounds without specific knowledge of their therapeutic functions. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us.

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

Our product candidates may not be effective in treating any of our targeted diseases or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and the EMEA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess the proposed development activities. Further, regulators may not approve study protocols at all or in a timeframe anticipated by us if they believe that the study design or the mechanism of action of our product candidates poses an unacceptable health risk to study participants.

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

We rely heavily on third parties for the conduct of preclinical and clinical studies of our product candidates, and we may not be able to control the proper performance of the studies or trials.

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

To the extent that we or our collaborators are able to successfully complete the clinical development of a product candidate, we or our collaborators will be required to obtain approval by the FDA, EMEA or other regulatory authorities prior to marketing and selling such product candidate in the United States, the European Union or other countries.

The process of preparing and filing applications for regulatory approvals with the FDA, EMEA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities is lengthy and expensive, and may require two years or more. This process is further complicated because some of our product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Moreover, an unrelated biotech company recently observed multiple severe adverse reactions in a phase 1 trial of an antibody that stimulates T cells. This development could cause the FDA and EMEA or other regulatory authorities to require additional preclinical data or certain precautions in the designs of clinical protocols that could cause a delay in the development of our BiTE product candidates or make the development process more expensive.

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

We and our collaborators are subject to governmental regulations other than those imposed by the FDA and EMEA, and we or our collaborators may not be able to comply with these regulations. Any non-compliance could subject us or our collaborators to penalties and otherwise result in the limitation of our or our collaborators’ operations.

In addition to regulations imposed by the FDA, EMEA and other health regulatory authorities, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations, or their counterparts in Europe and other countries. From time to time, other governmental agencies and legislative or international governmental bodies have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our or our collaborators’ business, or whether we or our collaborators would be able to comply, without incurring unreasonable expense, or at all, with any applicable regulations.

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

Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMEA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMEA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMEA approval. This revalidation may be costly and time-consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

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

If we fail to obtain an adequate level of reimbursement for any approved products by third-party payers, there may be no commercially viable markets for these products or the markets may be much smaller than expected. The continuing efforts of the government, insurance companies, managed care organizations and other payers of health care costs to contain or reduce costs of healthcare may adversely affect our ability to generate revenues and achieve profitability, the future revenues and profitability of our potential customers, suppliers and collaborators, and the availability of capital.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates as well as the efficacy, safety and cost-effectiveness of any competing products will determine in part the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. Given recent federal and state government initiatives directed at lowering the total cost of healthcare in the United States, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates were unavailable or limited in scope or amount or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.

Another development that may affect the pricing of drugs in the United States is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any product candidates that we may commercialize, or require us to lower the price of our product candidates then on the market that face competition from lower-priced supplies of that product from other countries. These factors would negatively affect our projected and actual revenues and our prospects for profitability.

If physicians and patients do not accept the product candidates that we may develop, our ability to generate product revenue in the future will be adversely affected.

Our product candidates, if successfully developed and approved by the regulatory authorities, may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of our marketing and pricing strategy for any product candidates that we may develop;

•	publicity concerning our product candidates or competitive products; and

•	our ability to obtain third-party coverage or reimbursement.

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

Our value will be significantly enhanced if we are able to obtain adequate patents and other intellectual property rights to protect our business and product candidates against competitors. For that reason, we allocate significant financial and personnel resources to the filing, prosecution, maintenance and defense of patent applications, patents and trademarks claiming or covering our product candidates and key technology relating to these product candidates.

To date, we have sought to protect our proprietary positions related to our important proprietary technology, inventions and improvements by filing of patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution that might lead to a scope of protection which is of minor value for a particular product candidate. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Patents might be invalidated in national jurisdictions. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Products or technology could also be copied by competitors after expiration of the patent life.

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

We own or control a substantial portfolio of issued patents. From time to time, we may become aware of third parties that undertake activities that infringe on our patents. We may decide to grant those third parties a license under our patents, or to enforce the patents against those third parties by pursuing an infringement claim in litigation. If we initiate patent infringement litigation, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology-related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace.

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

We rely on proprietary trade secrets and unpatented know-how to protect our research, development and manufacturing activities and maintain our competitive position, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute confidentiality and non-use agreements. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets or proprietary know-how will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates. If any trade secret, know-how or other technology not protected by a patent or intellectual property right were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

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

From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided in the United States by 35 U.S.C. § 271(e) and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to several areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. All issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries. Issued patents held by others may therefore limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction.

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

We are party to intellectual property licenses and agreements that are important to our business, and we expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, milestone and royalty payment, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations thereunder, our licensors may terminate these agreements and we could lose licenses to intellectual property rights that are important to our business. Any such termination could materially harm our ability to develop and commercialize the product candidate that is the subject of the agreement, which could have a material adverse impact on our results of operations.

If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business, and we expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property, which could have a material adverse effect on our results of operations and financial condition.

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

Risks Relating to Manufacturing and Sales of Products

We depend on our collaborators and third-party manufacturers to produce most, if not all, of our product candidates and if these third parties do not successfully manufacture these product candidates our business will be harmed.

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

To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:

•	we and our collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;

•	we and our collaborators may be delayed in submitting applications for regulatory approvals for our product candidates; and

•	we and our collaborators may not be able to meet commercial demands for any approved products.

We have no sales, marketing or distribution experience and will depend significantly on third parties who may not successfully sell our product candidates following approval.

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with Merck Serono and MedImmune, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant and skilled marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our current corporate headquarters are located in Carlsbad, California and are held under a 10-year lease that commenced in 2002. The property held under this lease also included a research and development facility previously operated by CancerVax. In April 2006, we entered into a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rental square feet covered by the original lease was subleased. The sublease has a term through June 2012.

Shortly after the filing of this report, we expect to move our corporate headquarters to Bethesda, Maryland and to enter into a lease for such offices. We are currently seeking to sublease the remainder of our premises leased in Carlsbad, California.

We also maintain a research and development facility of approximately 81,161 square feet located in Munich, Germany, which is leased under a 10-year operating lease that commenced in July 2002. We have options to renew this lease for additional periods of five years. We believe that this facility will suffice for our anticipated future research and development requirements for the foreseeable future. We also entered into an agreement with the lessor to receive a subsidy in the amount of approximately €365,000, or $345,000, which subsidy would be required to be repaid in full or in part in the event that we terminate the lease for our Munich facility prior to December 2010. In 2005, we also entered into an agreement with the landlord of the Munich facility to defer a portion of our monthly rental payments. Upon consummation of the merger with CancerVax in May 2006, we repaid the full amount of approximately $623,000 in deferred rental payments to the lessor.

CancerVax also maintained a biologics manufacturing facility in Marina Del Rey, California under an operating lease for approximately 51,000 square feet with a term through August 2011. In connection with the merger with Micromet AG, in April 2006 CancerVax entered into an assignment of its obligations under this lease to another company.

In addition, CancerVax leased approximately 43,000 square feet of warehouse, laboratory and office space in the Los Angeles, California area under a seven-year lease with a term through August 2011. This facility was closed in 2006, and in June 2006 we entered into a lease termination agreement with the landlord. In connection with this termination, we paid a termination fee and related costs in the aggregate amount of approximately $560,000.

Item 3.	Legal Proceedings

Cell Therapeutics Inc./Novuspharma S.p.A.

On January 2, 2004, our collaborator, Novuspharma S.p.A., was acquired by Cell Therapeutics Inc. (“CTI”). Subsequently, CTI management announced that it would not make any payments to us for outstanding invoices and contractual obligations. At that date, €4.9 million, or $6.1 million, of invoices submitted for payment to Novuspharma were not paid, of which €2.2 million, or $2.7 million, was invoiced in 2003 and €2.7 million, or $3.4 million, was invoiced in 2004. As collectability was not reasonably assured, we did not record revenues and receivables related to these unpaid invoices.

On February 10, 2004, the collaboration agreement with CTI was terminated on the basis of the failure of CTI to meet its contractual payment obligations. On the same date, we commenced legal proceedings against CTI for breach of contract. On February 23, 2004, CTI filed a counterclaim against us. Based on its assessment of the contract, management believed that we would prevail against the countersuit, and therefore no financial provisions were made in our financial statements. In December 2005, the parties submitted the dispute to non-binding mediation. This mediation led to a settlement agreement with CTI on May 3, 2006, pursuant to which CTI made a payment of $1.9 million to Micromet AG.

Curis, Inc.

On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolved a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million, or $2.6 million. Curis had requested immediate repayment of this amount at the time of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if the payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Both parties bear their own costs incurred in connection with the litigation.

Patent Opposition in Europe

Micromet AG’s patent EP1071752B1 was opposed under Articles 99 and 100 of the European Patent Convention (“EPC”), by Affimed Therapeutics AG in March 2004. The opponent alleged that the patent does not fulfill the requirements of the EPC. On January 19, 2006, the Opposition Division of the European Patent Office (“EPO”) revoked the opposition in oral proceedings according to Article 116 of the EPC and maintained the patent as granted. The opponent filed a notice of appeal on May 30, 2006. On August 7, 2006, Micromet AG and Affimed entered into a settlement agreement pursuant to which Micromet AG reimbursed Affimed for a portion of its legal costs in the amount of €75,000, or $96,000, and Affimed agreed to withdraw the opposition. We were notified of the closure of appeal proceedings by the EPO on November 11, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “MITI”. Prior to May 5, 2006, our common stock was quoted under the symbol “CNVX”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market (previously the Nasdaq National Market). The data below reflects the 1:3 reverse stock split of our common stock effected on May 5, 2006.

	High	Low

Year Ended December 31, 2005
First Quarter	$33.00	$18.06
Second Quarter	$20.13	$8.10
Third Quarter	$12.72	$8.28
Fourth Quarter	$10.38	$3.93
Year Ended December 31, 2006
First Quarter	$10.65	$3.96
Second Quarter	$10.26	$4.07
Third Quarter	$4.47	$2.25
Fourth Quarter	$5.30	$1.82

As of February 28, 2007, there were approximately 153 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Comparative Stock Performance Graph

The following comparative stock performance graph illustrates a comparison of the total cumulative stockholder return (assuming reinvestment of dividends, if any) from investing $100 in our common stock (traded under the symbol “MITI”) since October 30, 2003, the date our stock commenced public trading, and plotted at the close of the last trading day of the fiscal year ended December 31, 2003 and the end of each fiscal quarter during 2004, 2005 and 2006, to three indices: the Nasdaq Composite Index of U.S. Companies, the Nasdaq Pharmaceuticals Index and a self-constructed peer group of 23 public biotechnology companies of similar size, market capitalization and stage of development compared to us, except that for the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index, the stock performance graph below reflects an investment date of September 30, 2003. The returns of each component issuer of our self-constructed peer group has been weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Our self-constructed peer group consists of the following 23 companies:

• ACADIA Pharmaceuticals, Inc.	• Dynavax Technologies Corporation
• Alnylam Pharmaceuticals, Inc.	• Immunogen Inc
• Anadys Pharmaceuticals, Inc.	• Immunomedics, Inc.
• Anesiva, Inc.	• Maxygen, Inc.
• Antigenics, Inc.	• Metabasis Therapeutics, Inc.
• Arqule, Inc.	• Neurogen Corporation
• Avant Immunotherapeutics, Inc.	• Panacos Pharmaceuticals, Inc.
• CombinatoRx, Inc.	• Renovis, Inc.
• Curagen Corporation	• Rigel Pharmaceuticals, Inc.
• Cyclacel Pharmaceuticals, Inc.	• Seattle Genetics, Inc.
• Cytokinetics, Incorporated	• Sunesis Pharmaceuticals, Inc.
• Dyax Corp.

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN
Among Micromet, Inc., The NASDAQ Composite Index,
The NASDAQ Pharmaceutical Index and a Peer Group

	10/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06
Micromet, Inc.	$100.00	$79.00	$88.42	$63.42	$67.50	$90.42	$54.92	$23.75	$28.67	$11.50	$23.58	$11.89	$7.42	$8.33
NASDAQ Composite	$100.00	$112.00	$113.33	$115.46	$110.63	$127.81	$120.03	$122.11	$128.97	$128.56	$138.23	$129.14	$134.02	$139.50
NASDAQ Pharmaceutical	$100.00	$100.07	$103.74	$102.83	$101.53	$109.26	$94.58	$100.32	$121.31	$122.90	$127.64	$116.46	$120.29	$125.58
Peer Group	$100.00	$105.88	$107.05	$97.39	$86.42	$98.78	$65.13	$71.38	$84.13	$73.76	$89.27	$65.00	$60.91	$70.24

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data for the three years ended December 31, 2006 are derived from our audited consolidated financial statements included in this report. The selected financial data as of December 31, 2004 and as of and for the years ended December 31, 2003 and 2002 are derived from unaudited financial statements not included in this report. In May 2006, CancerVax Corporation merged with Micromet AG. For accounting purposes, the business combination was considered a “reverse merger” under which Micromet AG was considered the acquirer of CancerVax. Accordingly, all financial information prior to the merger date reflects the historical financial results of Micromet AG alone. For 2006, the results of operations of the combined company reflect those of Micromet AG for the full year and, from May 5, 2006 on, the combined financial results of Micromet AG and CancerVax.

The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data presented below is only a summary and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K and incorporated by reference herein. Historical results are not necessarily indicative of the results to be expected in the future. See the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenues
Collaboration agreements	$25,449	$23,130	$14,530	$14,844	$—
License fees	1,959	2,482	2,103	57	—
Other	175	111	108	31	3,539

Total revenues	27,583	25,723	16,741	14,932	3,539
Operating expenses
Research and development(1)	28,252	28,579	33,084	29,630	21,215
In-process research and development	20,890	—	—	—	—
General and administrative(1)	12,012	6,861	5,589	4,433	2,427

Total operating expenses	61,154	35,440	38,673	34,063	23,642

Loss from operations	(33,571)	(9,717)	(21,932)	(19,131)	(20,103)
Other income (expenses)
Interest expense	(1,725)	(5,176)	(2,944)	(2,346)	(1,141)
Interest income	743	335	264	660	974
Other income (expense)	561	288	(456)	(640)	(124)

Total other income (expense)	(421)	(4,553)	(3,136)	(2,326)	(291)
Net loss	(33,992)	(14,270)	(25,068)	(21,457)	(20,394)
Beneficial conversion charge on issuance of preferred shares	—	(4,780)	—	—	—

Net loss attributable to common stockholders	$(33,992)	$(19,050)	$(25,068)	$(21,457)	$(20,394)

Basic and diluted net loss per common share	$(1.29)	$(3.70)	$(16.64)	$(14.25)	$(13.54)

Weighted average shares used to compute basic and diluted net loss per share	26,366	5,147	1,506	1,506	1,506

(1)	Includes the following amounts related to stock-based compensation expense (in thousands):

Research and development	$2,574	$—	$—	$—	$—
General and administrative	$3,032	$—	$2	$20	$—

	As of December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$24,301	$11,414	$12,749	$18,356	$21,581
Working capital	11,578	(10,407)	(1,459)	13,339	17,353
Total assets	51,172	28,877	50,002	45,759	46,790
Long-term debt, net of current portion	7,408	5,531	9,878	9,880	7,777
Convertible notes, net of current portion	—	11,844	40,236	29,936	14,061
Accumulated deficit	(144,807)	(110,815)	(91,768)	(66,699)	(45,242)
Total stockholders’ equity (deficit)	24,518	(14,533)	(33,231)	(5,250)	15,105

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I — Item 1A above under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For periods prior to May 5, 2006, the results of operations and cash flows presented in the consolidated financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger between Micromet AG and CancerVax Corporation) through December 31, 2006, the results of operations and cash flows presented in the consolidated financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the year ended December 31, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire period presented.

Overview

We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases.

Merger of CancerVax Corporation and Micromet AG

On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders shares of CancerVax common stock and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. In connection with the merger, CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.”

Ongoing Business Activities

We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Two of our product candidates are currently in clinical trials, while the remainder of our pipeline is in preclinical development. MT103, also known as “MEDI-538”, which is the first product candidate based on our proprietary BiTE® product development platform, is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkins lymphoma. The BiTE product development platform is based on a unique, antibody-based class of drug candidates that leverages the cytotoxic potential of T cells, widely recognized as the most powerful ’killer cells’ of the human immune system. Adecatumumab, also known as MT201, a recombinant human monoclonal antibody which targets EpCAM-expressing tumors, has completed two phase 2a clinical trials, one in patients with breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. We have established collaborations with MedImmune, Inc. for MT103 and Merck Serono for adecatumumab. We believe that we also have a strong proprietary technology platform for the development of additional antibody-based product candidates.

Our goal is to develop products for the treatment of cancer and inflammatory and autoimmune diseases that address significant unmet medical needs. We believe that our novel technologies, product candidates and product development expertise in these fields will continue to enable us to identify and develop promising new product opportunities for these critical markets. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.

Each of our programs will require many years and significant costs to advance through development. Typically it takes many years from the initial identification of a lead compound to the completion of pre-clinical and clinical trials, before applying for marketing approval from the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMEA, or other equivalent international regulatory agencies. The risk that a program has to be terminated, in part or in full, for safety reasons, or lack of adequate efficacy is very high. In particular, we can neither predict which, if any, potential product candidates can be successfully developed and for which marketing approval may be obtained, nor predict the time and cost to complete development.

As we obtain results from pre-clinical studies or clinical trials, we may elect to discontinue clinical trials for certain product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements and, more recently, by accessing the capital resources of CancerVax through the merger and a subsequent private placement of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2008, without considering any potential future milestone payments, that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited.

Research and Development and In-Process Research and Development

Through December 31, 2006, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, as well as pre-clinical development costs for a new BiTE molecule called MT110 and a new human antibody against granulocyte/macrophage colony stimulating factor, or GM-CSF, called MT203, and research activities under our collaboration with MedImmune and the BiTE platform. The costs incurred include costs associated with clinical trials and manufacturing process, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charged all research and development expenses to operations as incurred.

In addition, as a result of our merger with CancerVax, we acquired in-process research and development (IPR&D) projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate are the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our compounds into more advanced stages of clinical development and increase our pre-clinical efforts for our human antibodies and BiTE molecules in cancer, anti-inflammatory and autoimmune diseases.

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

Under our adecatumumab, or MT201, collaboration agreement with Ares Trading, S.A., a wholly-owned subsidiary of Serono International, S.A. which has recently been merged into Merck KGaA to form Merck Serono, we received $22.0 million in up-front and milestone payments from Merck Serono to date not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement the parties agreed that we would continue to conduct an ongoing clinical trial testing the safety of adecatumumab with docetaxel in patients suffering from metastatic breast cancer and a second clinical trial to be initiated in other solid tumors in 2007. All of our cost for development related to adecatumumab will be fully reimbursed by Merck Serono.

Our collaboration agreement with MedImmune for MT103 provides for potential future milestone payments and royalty payments based on net sales of MT103. A second agreement with MedImmune for the development of new BiTE product candidates provides for potential future milestone payments and royalty payments based on future sales of the BiTE product candidates currently under development pursuant to that agreement. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.

We intend to pursue additional collaborations to provide resources for further development of our product candidates and expect to continue to grant technology access licenses. However, we cannot forecast with any degree of certainty whether we will be able to enter into collaborative agreements, and if we do, on what terms we might do so.

We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. However, we expect our research and development costs associated with these product candidates to increase as we continue to develop new indications and move these product candidates through preclinical and clinical trials.

Clinical development timelines, the likelihood of success and total costs vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate as well as relevant commercial factors.

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

Revenue Recognition

Our revenues generally consist of licensing fees, milestone payments, royalties and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue upon satisfying the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2006, we have not received or recognized any royalty payments.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis.

Purchase Price Allocation in Business Combinations

The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In fiscal 2006, we completed our merger with CancerVax. See Note 4 in the Notes to Consolidated Financial Statements for a detailed discussion.

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and success probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of our merger with CancerVax, we recorded $6.9 million of goodwill. In the fourth quarter of 2006, we performed our annual goodwill impairment assessment for fiscal year 2006 in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Effective January 1, 2006, we began recognizing share-based compensation, under SFAS No. 123(R), for all awards granted during 2006 based on each award’s grant date fair value. Prior to adopting the provisions of SFAS No. 123(R), we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), following the minimum value method. Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized to expense over the vesting period using the straight-line method. We implemented SFAS No. 123(R) using the modified prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of SFAS No. 123(R) have not been adjusted to reflect fair value of the share-based compensation expense. Prior to January 1, 2006, there was no significant stock compensation expense recorded.

We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. To facilitate our adoption of SFAS No. 123(R), we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2006 was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of December 31, 2006, total unrecognized compensation cost related to stock options was approximately $4.2 million and the weighted average period over which it is expected to be recognized is 2.6 years.

Recent Accounting Standards and Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (FIN 48) to clarify the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations and financial condition.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. Our adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial condition.

Results of Operations

Subsequent to December 31, 2005, we have engaged in a number of significant transactions, including the merger with CancerVax in May 2006. As a result, our results of operations for the year ended December 31, 2006 are very difficult to compare to the results of operations for the year ended December 31, 2005.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	For the Year Ended
	December 31,	December 31,
	2006	2005

Merck Serono Revenue:
Collaborative R&D revenue	$8.1	$13.4
Milestone payment	10.0	—

Total revenue from Merck Serono	18.1	13.4

MedImmune Revenue:
Collaborative R&D revenue	3.7	5.7
Milestone payment	1.6	—

Total revenue from MedImmune	5.3	5.7

Other collaborative R&D revenue	1.9	4.0
License revenue	2.0	2.5
Other revenue	0.3	0.1

Total revenues	$27.6	$25.7

Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of MT103 and their full cost responsibility for the development of two new BiTE candidates. The increase for the year results from the $10.0 million milestone payment recognized under the Merck Serono agreement during the fourth quarter of 2006, partially offset by decreases in collaborative research and development revenues under that agreement as phase 2a clinical activities were substantially completed in mid-year 2006. In May 2006, we received a $1.9 million settlement payment from Cell Therapeutics, Inc. (CTI), the acquirer of Novuspharma S.p.A., with whom we previously had a research and development collaboration. The settlement payment was included in collaboration revenue during the quarter ended June 30, 2006 because the amount would have been recorded as collaboration revenue had the original contract been fulfilled. In 2005, we earned other collaborative R&D revenue from Enzon of $4.0 million related to an agreement that was terminated in 2005.

Research and Development Expenses.  Research and development expense consists of costs incurred to discover, research and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses were mainly incurred for production of good manufacturing practice, or GMP grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. We expense research and development costs as incurred.

Research and development expenses were $28.3 million and $28.6 million for the years ended December 31, 2006 and 2005, respectively. Included in the 2006 amounts was a share-based compensation expense of $2.6 million, which was not reflected in 2005. The decrease in the remaining research and development expenses primarily results from a decrease in clinical manufacturing and completion of our phase 2a studies for the adecatumumab program.

In-Process Research and Development.  As a result of our merger with CancerVax, we acquired IPR&D projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project were estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate were the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.

General and Administrative Expenses.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services.

General and administrative expenses were $12.0 million and $6.9 million for the years ended December 31, 2006 and 2005, respectively. Included in the 2006 amounts was a share-based compensation expense of $3.0 million, which was not reflected in 2005. The remainder of the increase in general and administrative expense results from the incremental costs associated with being a public company in 2006, including U.S.-based personnel, investor relations, auditing and tax fees and increased directors and officers insurance premiums.

Interest Expense.  Interest expense for the years ended December 31, 2006 and 2005 was $1.7 million and $5.2 million, respectively. The decrease was primarily due to the 2006 conversion of all but $1.9 million of the convertible notes that had been outstanding during 2005.

Interest Income.  Interest income for the year ended December 31, 2006 was $0.7 million compared to $0.3 million for year ended December 31, 2005. The increase in interest income was primarily due to an increase in average cash balances, as a result of cash acquired in connection with the merger with CancerVax and from the net proceeds of $7.3 million received in the July 2006 NGN Capital financing.

Other Income (Expense).  Other income (expense) includes foreign currency transaction gains (losses) and miscellaneous other items. Other income (expense) for the year ended December 31, 2006 was $561,000 compared to $288,000 for the year ended December 31, 2005. The increase results from a gain upon early repayment of approximately $1.3 million in debt during the fourth quarter of 2006.

Comparison of the Years Ended December 31, 2005 and December 31, 2004

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	For the Year Ended
	December 31,	December 31,
	2005	2004

Merck Serono collaborative R&D revenue	$13.4	$1.1
MedImmune collaborative R&D revenue	5.7	6.9
Enzon collaborative R&D revenue	4.0	3.3
CTI/Novuspharma collaborative R&D revenue	—	3.2
License revenue	2.5	2.1
Other revenue	0.1	0.1

Total revenues	$25.7	$16.7

Revenues relate primarily to collaboration agreements for the further development of our product candidate pipeline. In 2005, revenues increased by approximately 60% compared to 2004 mainly due to the Merck Serono collaboration, which was executed in December 2004. This increase was partially offset by the decrease in revenue from the collaboration with Novuspharma, subsequently acquired by CTI, that was terminated in 2004 (See Item 3 above).

Research and Development Expenses.

Research and development expenses were $28.6 million and $33.1 million for the years ended December 31, 2005 and 2004, respectively. In 2005, spending on process development decreased substantially from $8.0 million in 2004 to $3.2 million in 2005. In 2005, our expenditures in process development were $1.9 million on adecatumumab and $1.3 million on other preclinical programs. In 2004, $8.0 was spent on process development, of which $7.6 million was spent on clinical trial material for adecatumumab. Preclinical development expenses in 2005 was $0.7 million, compared to $0.6 million in 2004. Spending on clinical trials increased to $4.1 million in 2005 compared to $2.6 million in 2004. The increase is mainly due to increased clinical spending for the two adecatumumab phase 2a clinical trials which was $3.6 million in 2005 compared to $1.7 million in 2004.

As a consequence of the restructuring of operations during 2004, we reorganized our operations in order to vacate space that could be offered for subleases. We also recorded $1.0 million for losses on sublease for the remaining lease period in the year ended December 31, 2004. We recorded an impairment charge of $392,000 related to leasehold improvements that will no longer be utilized. The losses on the sublease and the impairment charge are included in research and development expense in 2004. There were no corresponding charges incurred in 2005.

General and Administrative Expenses.  General and administrative expenses were $6.9 million and $5.6 million for the years ended December 31, 2005 and 2004, respectively. In 2005, general and administrative expenses increased by approximately 23%, primarily due to increased fees for advisory fees for consultation on general financing strategies and valuation and other issues.

Interest Expense.  Interest expense increased to $5.2 million in 2005, compared to $2.9 million in 2004 mainly due to $2.9 million of accrued interest in 2005 related to a 24% interest bearing note which was issued in November 2004, compared to only $0.2 million incurred in 2004 related to this note. The note was converted in January 2006 into preferred shares of Micromet AG. Other interest expense in 2005 and 2004 related to i) borrowings from eight silent partnerships bearing interest at annual rates between 6% and 9% and accrued interest for the same partnerships for final payments payable upon the due date; ii) a 7% interest bearing convertible note from Curis, which was modified to a non-interest bearing note in December 2004; iii) a 3% interest bearing convertible note from Enzon, which was converted into common shares in January 2006; and iv) a 4.5% interest bearing convertible note issued in 2003 to MedImmune.

Interest Income.  Interest income is primarily derived by interest bearing investment activities. In 2005, interest income increased by 27% to $335,000 compared to $264,000 in 2004, as a result of larger average cash balances and increased interest yield. Interest income varies with the amounts of cash we have available for investing at any given time.

Other Income (Expense).  Other income (expense) for the years ended December 31, 2005 and 2004 primarily reflects fluctuations in the exchange rate between the Euro and U.S. Dollar. As of December 31, 2004, a $10.0 million upfront license fee payment was outstanding from Merck Serono that resulted in an unrealized loss on exchange in 2004. Upon payment of this amount in January 2005, a gain on exchange was recognized.

Liquidity and Capital Resources

We had cash and cash equivalents of $24.3 million, $11.4 million and $12.7 million as of December 31, 2006, 2005 and 2004, respectively. The increase in 2006 results primarily from cash acquired in the merger with CancerVax, less repayments of long-term debt.

Net cash used in operating activities was $15.4 million for the year ended December 31, 2006, compared to $1.2 million and $15.9 million used in operating activities for the years ended December 31, 2005 and 2004, respectively. The decrease in cash flows from operating activities from 2005 to 2006 was primarily due to the receipt of $14.2 million from Merck Serono in 2005 for upfront license fees and other receipts under our collaboration agreement, compared to $10.0 million cash received from Merck Serono in 2006 and the payment of $4.1 million of liabilities and accrued expenses that had been assumed in the merger with CancerVax.

Net cash provided by investing activities was $37.1 million for the year ended December 31, 2006, compared to $179,000 used in investing activities for the year ended December 31, 2005. The increase consisted almost entirely of $37.4 million of cash, net of costs paid, acquired in connection with our merger with CancerVax.

Net cash used in financing activities was $10.1 million for the year ended December 31, 2006, compared to $2.0 million provided in financing activities for the year ended December 31, 2005. Significant components of cash used in financing activities for the year ended December 31, 2006 included the repayment of the Silicon Valley Bank loan of $16.7 million, which had been assumed in connection with the merger, and repayment of an aggregate of $2.8 million of long term debt to silent partnerships, partially offset by net proceeds of $7.3 million from the issuance of common stock to funds managed by NGN Capital LLC and $4.8 million in capital contributions from stockholders.

In January 2006, our silent partnership agreements with Bayern Kapital GmbH and Technologie-Beteiligungsfonds Bayern GmbH & Co. KG were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of future rounds of financing after the consummation of the merger with CancerVax. As a result of these amendments, until the silent partnership debt has been repaid in full, 20% of the proceeds from future financings will be used for repayment of accelerated silent partnership debt. In July 2006, $1.5 million of accelerated payment was triggered by the financing with NGN Capital, LLC and was paid in the fourth quarter of 2006. Any draw downs under the Kingsbridge CEFF (discussed below) would also be subject to the repayment of accelerated silent partnership debt. The total amount subject to accelerated repayment as of December 31, 2006 is $4.0 million, of which $0.5 million was repaid on January 2, 2007.

On July 24, 2006, we closed a private placement pursuant to which we issued an aggregate of 2,222,222 shares of our common stock plus warrants to purchase an additional 555,556 shares of our common stock to funds managed by NGN Capital, LLC in return for aggregate gross proceeds, before expenses, of $8.0 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.7 million, resulting in net proceeds of approximately $7.3 million. In connection with this issuance of common stock to funds managed by NGN Capital LLC, we issued warrants to such funds to purchase up to an aggregate of 555,556 shares of our common stock. The warrants became exercisable six months following their date of issuance, expire six years after issuance, and are exercisable at a price of $5.00 per share.

On August 30, 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited pursuant to which Kingsbridge committed to purchase up to $25 million of our common stock. Subject to certain restrictions we may require Kingsbridge to purchase newly-issued common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight day pricing period. Under the terms of the CEFF, the maximum number of shares we may sell to Kingsbridge is 6,251,193 shares, subject to certain limitations. In connection with the CEFF, we also issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $3.2145 per share. The warrant is exercisable beginning six months after the date of issuance, which was August 30, 2006, and for a period of five years thereafter.

As a result of the merger with CancerVax, we assumed $16.7 million of an $18.0 million loan and security agreement between CancerVax and Silicon Valley Bank. On September 7, 2006, we repaid all amounts due and owing under the agreement and terminated the agreement. Effective immediately upon the termination of the agreement, all security interests and other liens held by the bank in all of our properties, rights and other assets were discharged.

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was recently acquired by Merck KGaA and that is now called Merck Serono Biopharmaceuticals S.A., or Merck Serono. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10 million and has made three milestone payments in the total amount of $12 million to date. The most recent milestone paid was a $10 million payment made in November 2006 after the delivery by us of the study reports on two phase 2 clinical trials conducted with adecatumumab. Overall, the agreement provides for Merck Serono to pay up to an additional $126 million in milestone payments if adecatumumab is successfully developed and registered worldwide in at least three indications.

To date, we have funded our operations through proceeds from private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and, more recently, by accessing the capital resources of CancerVax through the merger and through a subsequent private placement of common stock and associated warrants.

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

Prior to our merger with CancerVax, CancerVax was a party to three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s corporate headquarters. During the second quarter of 2006 CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. We paid termination-related fees of approximately $0.6 million in connection with the termination of the warehouse facility. Our remaining estimated lease exit liability related to these facilities amounted to $1.5 million at December 31, 2006 of which $0.5 million is included in accrued expenses and $1.0 million is included in other non-current liabilities. In connection with the proposed relocation of our corporate headquarters to Bethesda, Maryland, we are currently seeking to sublease the remaining 15,091 rentable square feet of CancerVax’s corporate headquarters.

In connection with the three building leases described above, we also assumed three irrevocable standby letters of credit. The letters of credit associated with these three leases totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are recorded as restricted cash. As of December 31, 2006, we have $3.1 million of cash and certificates of deposit that are considered restricted cash, all of which is recorded as a non-current asset.

On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolves a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of a then outstanding promissory note in the principal amount of €2.0 million, or $2.6 million. Curis had requested immediate repayment of the remaining €2.0 million at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Each of the parties will bear their own costs incurred in connection with the litigation.

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

Contractual Obligations

We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2006 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$25,126	$4,478	$9,046	$9,253	$2,349
Long-term debt — MedImmune	2,020	—	—	2,020	—
Silent partnership obligations	5,987	599	5,388	—	—
Contractual payments under licensing and research and development agreements	2,450	1,855	210	110	275
Capital leases	135	76	59	—	—
Short-term note payable — Curis	1,320	1,320	—	—	—

	$37,038	$8,328	$14,703	$11,383	$2,624

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our financial instruments consist primarily of cash and cash equivalents. These financial instruments, principally comprised of corporate obligations and U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We have not used derivative financial instruments in our investment portfolio.

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

As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2006, we had U.S. dollar-denominated cash and cash equivalents of $11.6 million and Euro-denominated liabilities of approximately €15.8 million. The Euro amount as of December 31, 2006 is equivalent to approximately $20.9 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Item 8.	Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Prior to the merger with CancerVax Corporation in May 2006, Micromet AG was a private company based in Germany and was not required to, nor did it, maintain disclosure controls and procedures or internal control over financial reporting that would be deemed appropriate for a U.S. public company filing reports with the Securities and Exchange Commission. We have undergone significant changes in our corporate and financial reporting structure in 2006 as a result of the merger. As a result of the merger, we are now a trans-Atlantic company with a multi-tier reporting and consolidation process with related currency translations. Following the merger, we have expended significant resources on financial reporting activities and integration of operations, including expansion of our disclosure controls and procedures and internal control systems.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

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

Notwithstanding the deficiencies cited above that existed as of December 31, 2006, there have been no changes to reported financial results as a result of these identified material weaknesses, and our management believes that (i) this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K (Internal Control Report). Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2006. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment of internal controls over financial reporting, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The evaluation was based on the following material weaknesses which were identified:

•	Inadequate Procedures Around Estimation and Accruals. As a result of errors identified in estimates around accrued liability accounts, we have concluded that controls over our estimation and analyses processes were not effective and are indicative of a material weakness. We over-accrued certain research and development costs and we under-accrued travel, legal and certain research and development costs. The effect of these accrual errors required an audit adjustment to accruals that was material to the consolidated financial statements.

•	Invoicing Error in Licensee Milestone. A milestone invoice to one of our single-chain antibody licensees was prepared by our accounting staff in the wrong currency, approved and mailed to the licensee. As a result, we have concluded that the controls over the analysis and recording of revenue transactions with unusual terms were not effective, and are indicative of a material weakness in revenue accounting controls.

•	Inadequate Management Review. As a result of errors identified by our independent registered public accounting firm in our financial close process and disclosures and amounts in our annual report on Form 10-K subsequent to our financial statement review process but prior to filing of our Form 10-K, we have concluded that controls over our financial statement close and reporting process are not effective, and are indicative of a material weakness.

There were no changes to any reported financial results that have been released by us as a result of these identified weaknesses.

Ernst & Young AG has audited and reported on our consolidated financial statements, management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this annual report.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Micromet, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the three material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following three material weaknesses have been identified and included in management’s assessment:

•	Controls over the Company’s estimation and analyses processes for accruals were not effective and are indicative of a material weakness. We over-accrued certain research and development costs and we under-accrued travel, legal and other research and development costs. The effect of these accrual errors required an audit adjustment to accruals that was material to the financial statements.

•	Controls over the analysis and recording of revenue transactions with unusual terms were not effective and are indicative of a material weakness.

•	Controls over the Company’s financial statement close and reporting process are not effective, and are indicative of a material weakness.

These material weaknesses resulted in adjustments to revenue, accounts receivable and accrued liabilities. These adjustments were recorded in the 2006 financial statements of the Company as reported, and no previously reported financial statements were restated. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

In our opinion, management’s assessment that Micromet, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Micromet, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

Ernst & Young AG WPG
Munich, Germany
March 15, 2007

Management’s Remediation Plan

Based on our findings that our disclosure controls and procedures were not effective and that we had several material weaknesses in internal controls over financial reporting, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts in 2007 will address the weaknesses.

Following the merger in May 2006, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist. We intend to take the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment following the merger and integration of operations. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:

•	hiring a chief financial officer with significant U.S. public company experience in October 2006;

•	implementing additional preparation, review and approval procedures over estimations and accruals;

•	improving our procedures for verifying and documenting contract terms and implementing of a company-wide contract management system to facilitate the flow of information amongst various functional departments;

•	formalizing process and documentation related to financial statement closing and consolidation review, including more frequent interaction across all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	formalizing and enhancing documentation, oversight and review procedures related to accounting records of Micromet AG to ensure compliance with U.S. generally accepted accounting principles;

•	reviewing and making appropriate staffing adjustments at all company locations to enhance accounting expertise;

•	supplementing our accounting staff to improve the breadth and depth of experience;

•	engaging qualified accounting and tax consultants to aid us in the implementation of procedures and policies; and

•	improving training for, and integration and communication among, accounting staff.

While management believes that the foregoing actions have had a positive effect on our internal control over financial reporting, the changes necessary to remediate the material weakness in our internal control over financial reporting were not in place by year-end 2006. We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and other control deficiencies as quickly as possible.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 14, 2007, we entered into an agreement with Tracon Pharmaceuticals, Inc. (“Tracon”), under which we granted Tracon an exclusive, worldwide license to develop and commercialize D93. Under the agreement, Tracon also has an option to expand the license to an additional antibody, and upon the exercise of the option, the financial and other terms applicable to D93 would become applicable to such other antibody. Under the terms of the agreement, Tracon will be responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. We will transfer to Tracon certain materials, including the stock of D93 clinical trial materials, stored at our contract manufacturer. Tracon is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. In addition, Tracon will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of D93 when Tracon enters into the sublicense agreement. If D93 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. Tracon may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

The foregoing description is a summary only, is not necessarily complete, and is qualified by the full text of the agreement with Tracon, which will be filed as an exhibit to our Form 10-Q for the quarter ending March 31, 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
Number		Description

2	.1(13)	Agreement and Plan of Merger, dated as of January 6, 2006 and amended as of March 17, 2006, by and among CancerVax Corporation, Carlsbad Acquisition Corporation, Micromet, Inc., and Micromet AG
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2 (17)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3	.3(5)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant
3	.4(11)	Second Amended and Restated Bylaws of the Registrant
3	.5(17)	First Amendment to Second Amended and Restated Bylaws of the Registrant
3	.6(18)	Second Amendment to Second Amended and Restated Bylaws of the Registrant
4.1		Form of Specimen Common Stock Certificate
4	.2(1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002
4	.3(5)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004
4	.4(11)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006
4	.5(24)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006
4	.6(20)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006
4	.7(20)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006
4.8		Form of Warrant to Purchase Common Stock, dated May 5, 2006
4	.9(18)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006
4	.10(&)	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999
4	.11(&)	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999
4	.12(&)	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006
4	.13(&)	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000
4	.14(&)	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006
10	.1(@)	Lease Agreement between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended

Exhibit
Number		Description

10	.2(1)	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001
10	.3(15)	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006
10	.4(1)	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999
10	.5(1)	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000
10	.6(1)	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001
10	.7(1)	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002
10	.8(8)	Third Amendment to Lease, by and between the Registrant and CA-Marina Business Center Limited Partnership, entered into as of November 14, 2003
10	.9(9)	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005
10	.10(17)	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006
10	.11(14)	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006
10	.12(#)(6)	Amended and Restated Employment Agreement, by and between the Registrant and David F. Hale, dated as of November 15, 2004
10	.13(#)(10)	First Amendment to Amended and Restated Employment Agreement, by and between the Registrant and David F. Hale, dated as of October 14, 2005
10	.14(#)(12)	Second Amendment to Amended and Restated Employment Agreement, by and between the Registrant and David F. Hale, dated as of March 27, 2006
10	.15(#)(16)	Third Amendment to Amended and Restated Employment Agreement, by and between the Registrant and David F. Hale, dated as of May 4, 2006
10	.16(#)(21)	Compensation Arrangement with David F. Hale
10	.17(#)(23)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006
10	.18(#)(23)	Executive Employment Agreement, by and between the Registrant and Matthias Alder, dated July 1, 2006
10	.19(#)(22)	Executive Employment Agreement, by and between the Registrant and Christopher P. Schnittker, dated October 10, 2006
10	.20(#)	Executive Employment Agreement, by and between the Registrant and Carsten Reinhardt, dated June 2, 2006
10	.21(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006
10	.22(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006
10	.23(#)	Separation Agreement with Gregor K. Mirow, dated as of December 22, 2006
10	.24(#)(21)	2006 Management Incentive Compensation Plan
10	.25(#)	2007 Management Incentive Compensation Plan
10	.26(#)	Non-Employee Director Compensation Policy
10	.27(#)(1)	Third Amended and Restated 2000 Stock Incentive Plan
10	.28(#)(1)	2003 Employee Stock Purchase Plan

Exhibit
Number		Description

10	.29(#)(7)	Amended and Restated 2003 Equity Incentive Award Plan
10	.30(#)	2006 Equity Incentive Award Plan
10	.31(#)(17)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers
10	.32(20)	Common Stock Purchase Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006
10	.33(18)	Securities Purchase Agreement, by and among the Registrant and funds affiliated with NGN Capital LLC, dated as of July 21, 2006
10	.34(+)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006
10	.35(+)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004
10	.36(+)	Research Cross-License Agreement by and among Micromet AG, Enzon Pharmaceuticals, Inc. and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10	.37(+)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10	.38(+)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10	.39(+)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005
10	.40(+)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005
10	.41(+)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10	.42(+)	Collaboration and License Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10	.43(%)(4)	Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of October 15, 2004
10	.44(%)(19)	First Amendment to Amended and Restated Collaboration Agreement, dated as of June 10, 2006
10	.45(%)(1)	License Agreement, by and between the University of Southern California and Bio-Management, Inc., dated September 19, 1999
10	.46(+)	First Amendment to License Agreement, by and between the University of Southern California and Cell-Matrix, Inc., dated as of February 23, 2007
10	.47(%)(3)	TGF-α HER-1 Vaccine License, Development, Manufacturing and Supply Agreement, by and among Tarcanta, Inc., Tarcanta, Ltd., CIMAB, S.A., YM BioSciences, Inc. and CIMYM, Inc., dated as of July 13, 2004
10	.48(+)	Letter Agreements, by and among Tarcanta, Inc., Tarcanta, Ltd. and CIMAB, S.A., dated as of October 6, 2006 and December 20, 2006
10	.49(%)(3)	EGF Vaccine License, Development, Manufacturing and Supply Agreement, by and among Tarcanta, Inc., Tarcanta, Ltd. and CIMAB, S.A., dated as of July 13, 2004
10	.50(+)	Letter Agreement, by and among Tarcanta, Inc., Tarcanta, Ltd., CIMAB, S.A., YM Biosciences, Inc. and CIMYM, Inc. dated as of October 6, 2006
10	.51(+)	License Agreement, by and between Micromet AG and Dyax Corp., dated as of October 30, 2000

Exhibit
Number	Description

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 31, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

@	Indicates that the exhibit is an English summary of a foreign language document.

#	Indicates management contract or compensatory plan.

%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMET, INC.

By:	/s/ CHRISTIAN ITIN
Christian Itin
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CHRISTOPHER P. SCHNITTKER
Christopher P. Schnittker
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 15, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christian Itin and Christopher P. Schnittker, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTIAN ITIN Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ CHRISTOPHER P. SCHNITTKER Christopher P. Schnittker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ DAVID F. HALE David F. Hale	Director Chairman of the Board of Directors	March 15, 2007

/s/ JERRY C. BENJAMIN Jerry C. Benjamin	Director	March 15, 2007

/s/ JOHN E. BERRIMAN John E. Berriman	Director	March 15, 2007

Name	Title	Date

/s/ MICHAEL G. CARTER Michael G. Carter	Director	March 15, 2007

/s/ PETER JOHANN Peter Johann	Director	March 15, 2007

/s/ BARCLAY A. PHILLIPS Barclay A. Phillips	Director	March 15, 2007

/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Director	March 15, 2007

/s/ OTELLO STAMPACCHIA Otello Stampacchia	Director	March 15, 2007

MICROMET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Micromet, Inc.

We have audited the accompanying consolidated balance sheets of Micromet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Micromet, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young AG WPG
Munich, Germany
March 15, 2007

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$24,301	$11,414
Accounts receivable	2,319	2,170
Prepaid expenses and other current assets	2,048	1,043

Total current assets	28,668	14,627
Property and equipment, net	3,357	3,513
Loans to related parties	—	213
Loans to employees	78	70
Goodwill	6,917	—
Patents, net	8,850	9,705
Deposits and other assets	243	113
Restricted cash	3,059	636

Total assets	$51,172	$28,877

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,680	$1,287
Accrued expenses	10,153	6,534
Other liabilities	366	1,927
Short-term note	1,320	2,852
Current portion of long-term debt obligations	599	3,638
Current portion of convertible notes payable	—	2,761
Current portion of deferred revenue	2,972	6,035

Total current liabilities	17,090	25,034
Convertible notes payable, net of current portion	—	11,844
Deferred revenue, net of current portion	195	52
Other non-current liabilities	1,961	949
Long-term debt obligations, net of current portion	7,408	5,531
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 31,419 and 17,915 shares issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Additional paid-in capital	163,482	67,181
Stock subscription from conversion	—	23,108
Stock subscription receivable	(27)	(242)
Accumulated other comprehensive income	5,869	6,234
Accumulated deficit	(144,807)	(110,815)

Total stockholders’ equity (deficit)	24,518	(14,533)

Total liabilities and stockholders’ equity (deficit)	$51,172	$28,877

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues
Collaboration agreements	$25,449	$23,130	$14,530
License fees	1,959	2,482	2,103
Other	175	111	108

Total revenues	27,583	25,723	16,741
Operating expenses
Research and development	28,252	28,579	33,084
In-process research and development	20,890	—	—
General and administrative	12,012	6,861	5,589

Total operating expenses	61,154	35,440	38,673

Loss from operations	(33,571)	(9,717)	(21,932)
Other income (expenses)
Interest expense	(1,725)	(5,176)	(2,944)
Interest income	743	335	264
Other income (expense)	561	288	(456)

Net loss	(33,992)	(14,270)	(25,068)
Beneficial conversion charge on issuance of preferred shares	—	(4,780)	—

Net loss attributable to common stockholders	$(33,992)	$(19,050)	$(25,068)

Basic and diluted net loss per common share	$(1.29)	$(3.70)	$(16.64)

Weighted average shares used to compute basic and diluted net loss per share	26,366	5,147	1,506

The accompanying notes are an integral part of these financial statements

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Stock			Accumulated
			Additional	Subscription	Stock		Other	Total
	Common Stock		Paid-in	from	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Conversion	Receivables	Deficit	Income	Equity (Deficit)
	(In thousands)

Balance at January 1, 2004	1,506	$—	$57,563	$—	$(259)	$(66,697)	$4,145	$(5,248)

Payments received for stock subscription receivable	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(25,068)	—	(25,068)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,886)	(2,886)
Realized gain (loss) on short-term investments	—	—	—	—	—	—	(44)	(44)

Total comprehensive loss								(27,998)

Balance at December 31, 2004	1,506	—	57,565	—	(244)	(91,765)	1,215	(33,229)

Payments received for stock subscription receivable	—	—	—	—	2	—	—	2
Issuance of shares in connection with private placement investor agreement for cash, including beneficial conversion recorded at $4,780	16,409	1	9,616	—	—	(4,780)	—	4,837
Subscription of 88 shares in connection with conversion of convertible promisorry note	—	—	—	11,029	—	—	—	11,029
Subscription of 80 shares in connection with conversion of convertible notes	—	—	—	12,079	—	—	—	12,079
Net loss	—	—	—	—	—	(14,270)	—	(14,270)
Foreign currency translation adjustment	—	—	—	—	—	—	5,057	5,057
Unrealized loss on short-term investments	—	—	—	—	—	—	(38)	(38)

Total comprehensive loss								(9,251)

Balance at December 31, 2005	17,915	1	67,181	23,108	(242)	(110,815)	6,234	(14,533)

Payments received for stock subscription receivable	—	—	—	—	215	—	—	215
Issuance of shares in connection with conversion of convertible promissory note	88	—	11,029	(11,029)	—	—	—	—
Issuance of shares in connection with conversion of convertible notes	98	—	14,843	(12,079)	—	—	—	2,764
Investor capital contribution per investor agreement	—	—	4,796	—	—	—	—	4,796
Issuance of shares in connection with conversion of convertible notes	1,661	—	10,700	—	—	—	—	10,700
Issuance of shares in connection with merger with CancerVax Corporation	9,381	—	41,740	—	—	—	—	41,740
Issuance of shares in connection with private placement, net of offering costs of $714	2,222	—	7,286	—	—	—	—	7,286
Exercise of stock options	18	—	84	—	—	—	—	84
Issuance of shares in connection with employee severance payment from merger with CancerVax	22	—	145	—	—	—	—	145
Issuance of shares in connection with compensation for board of director services	14	—	72	—	—	—	—	72
Stock based compensation expense	—	—	5,606	—	—	—	—	5,606
Net loss	—	—	—	—	—	(33,992)	—	(33,992)
Foreign currency translation adjustment	—	—	—	—	—	—	(403)	(403)
Realized gain on short-term investments	—	—	—	—	—	—	38	38

Total comprehensive loss								(34,357)

Balance at December 31, 2006	31,419	$1	$163,482	$—	$(27)	$(144,807)	$5,869	$24,518

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(33,992)	$(14,270)	$(25,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,068	3,181	3,479
Amortization of debt discounts	—	—	254
In-process research and development	20,890	—	—
Provision for losses on lease commitments and impairment of related leasehold improvements	—	—	1,440
Non-cash interest on convertible notes payable	—	2,908	694
Non-cash interest on long-term debt obligations	517	597	512
Net gain on debt restructuring	(842)	—	—
Net gains on sale of short-term investments	—	—	(44)
Stock-based compensation expense	5,678	—	2
Net loss (gain) on disposal of property and equipment	15	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	506	12,703	(10,794)
Prepaid expenses and other current assets	(617)	597	381
Accounts payable, accrued expenses and other liabilities	(7,154)	(1,425)	4,574
Deferred revenue	(3,423)	(5,465)	8,656

Net cash used in operating activities	(15,354)	(1,178)	(15,918)
Cash flows from investing activities:
Proceeds from disposals of property and equipment	135	4	4
Proceeds for loans to related parties	226	—	—
Purchases of property and equipment	(618)	(65)	(97)
Restricted cash used as collateral	(70)	(118)	—
Cash acquired in connection with merger, net of costs paid	37,401	—	—

Net cash provided by (used in) investing activities	37,074	(179)	(93)
Cash flow from financing activities:
Proceeds from issuance of convertible notes	—	—	12,439
Proceeds from issuance of preferred shares	—	4,837	—
Proceeds from capital contributions from stockholders	4,796	—	—
Proceeds from issuance of common stock, net	7,286	—	—
Proceeds from exercise of stock options	84	—	—
Proceeds from stock subscription receivable	215	2	15
Principal payments on short-term note	(1,290)	—	—
Principal payments on long-term debt obligations	(21,129)	(2,814)	(2,962)
Principal payments on capital lease obligations	(66)	(62)	(41)

Net cash (used in) provided by financing activities	(10,104)	1,963	9,451
Effect of exchange rate changes on cash and cash equivalents	1,271	(1,941)	953

Net increase (decrease) in cash and cash equivalents	12,887	(1,335)	(5,607)
Cash and cash equivalents at beginning of period	11,414	12,749	18,356

Cash and cash equivalents at end of period	$24,301	$11,414	$12,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,302	$1,476	$1,432
Supplemental disclosure of noncash investing and financing activities:
Issuance of warrant in connection with committed equity financing facility	$472	$—	$—
Issuance of warrant in connection with common stock issuance	$1,446	$—	$—
Conversion of 2004 convertible notes payable	$2,764	$—	$—
Conversion of convertible notes payable	$10,700	$—	$—
Subscription of 88 common shares	$—	$11,029	$—
Subscription of 80 common shares	$—	$12,079	$—
Acquisitions of equipment purshased through capital leases	$64	$139	$—

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business Overview

Micromet, Inc. (“Micromet”) is a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Two product candidates are currently in clinical trials. MT103 (also known as “MEDI-538”), which is the first product candidate based on Micromet’s novel BiTE® product development platform, is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkins lymphoma. The BiTE product development platform is based on a unique, antibody-based format that leverages the cytotoxic potential of T cells, widely recognized as the most powerful ’killer cells’ of the human immune system. Adecatumumab (also known as “MT201”), a recombinant human monoclonal antibody which targets EpCAM-expressing tumors, has completed two phase 2a clinical trials, one in patients with metastatic breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. Micromet has established collaborations with MedImmune, Inc. for MT103 and Merck Serono for adecatumumab. We operate in only one business segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.

Note 2.	Basis of Presentation

On May 5, 2006, CancerVax Corporation (“CancerVax”) completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc. (“Micromet Holdings”), a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders and noteholders an aggregate of 19,761,688 shares of CancerVax common stock, and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.”

As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; Tarcanta, Inc.; Tarcanta Limited; and Cell-Matrix, Inc. Substantially all of the post-merger operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.

Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of the combined company after the merger and the business of Micromet AG prior to the merger. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “CancerVax” refers to the business of CancerVax Corporation prior to the merger.

The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2006, we had an accumulated deficit of $144.8 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2008, without considering any potential milestone payments that we may receive under current or future collaborations, any future capital raising transactions or drawdowns from the committed equity financing facility with Kingsbridge Capital Limited.

Note 3.	Summary of Significant Accounting Policies

Foreign Currency Translation

Each legal entity in our consolidated group that maintains monetary assets and liabilities in foreign currencies initially translates such assets and liabilities into their functional currency at the exchange rate in effect at the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the statement of operations in other income (expense) and amounted to $(204,000), $383,000 and $(394,000) in the years ended December 31, 2006, 2005 and 2004, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income in the accompanying balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.

Restricted Cash

As of December 31, 2006, we have a consolidated total of $3.1 million of certificates of deposit that are included in restricted cash in our non-current assets.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.7 million and $0.6 million, respectively, and is disclosed as a non-current asset.

As a result of our merger with CancerVax we assumed three irrevocable standby letters of credit in connection with three building leases. The letters of credit totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of December 31, 2006, a total of $2.4 million of restricted cash is outstanding related to the three building leases assumed in the merger with CancerVax and is disclosed as a non-current asset on our accompanying balance sheet.

Accounts Receivable

Receivables are stated at their cost less an allowance for any uncollectible amounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. We do not require collateral for any of our receivables. Based on management’s assessment, no allowances were necessary as of December 31, 2006 and 2005.

Derivative Financial Instruments

We have adopted the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for the recognition and measurement of embedded derivatives that must be bifurcated from the host debt instrument and accounted for separately. SFAS 133 requires all derivatives to be recorded on the balance sheet at their fair value. Refer to Note 10 for the terms and conditions of such derivatives.

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

Purchase Price Allocation for Business Combinations

The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In fiscal 2006, we completed our merger with CancerVax. See Note 4 for a detailed discussion, including allocation of the purchase price.

Goodwill

We have goodwill with a carrying value of $6.9 million at December 31, 2006, which resulted from our merger with CancerVax in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date. As of October 1, 2006, we conducted an assessment of the goodwill carrying value and found no indication of impairment.

Patents

We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.

Impairment of Long-Lived and Identifiable Intangible Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Based on this evaluation, no impairment charges have been recognized through December 31, 2006.

Revenue Recognition

Our revenues generally consist of licensing fees, milestone payments, royalties and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue upon satisfying the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2006, we have not received or recognized any royalty payments.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development and collaboration agreement on a straight-line basis.

Research and Development

Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

Total Comprehensive Loss

We have elected to report other comprehensive loss in the consolidated statement of stockholders’ equity (deficit) with the change in accumulated other comprehensive loss consisting of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Realized and unrealized gains (losses) on investments, net	$38	$(38)	$(44)
Foreign currency translation adjustments	(403)	5,057	(2,886)

Net decrease in accumulated other comprehensive loss	$(365)	$5,019	$(2,930)

Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123(R):

We adopted SFAS No. 123(R) as of January 1, 2006. As permitted by SFAS No. 123(R), we utilized the Black-Scholes option-pricing model (“Black-Scholes model”) as our method of valuation for stock-based awards granted. The Black-Scholes model was previously utilized for our expense recorded under SFAS No. 123. We adopted SFAS No. 123(R) using the modified prospective transition method. Based on the terms of our plans, we did not have a cumulative effect related to our plans. The determination of the fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

In November 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on additional paid-in capital and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In conjunction with the adoption of SFAS No. 123(R), we recognize stock-based compensation expense for options granted with graded vesting over the requisite service period of the individual stock option grants, which typically equals the vesting period, and for all other share awards granted in fiscal 2006, expenses were recognized using the straight-line attribution method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.

Stock-Based Compensation under FAS 123 for Periods Prior to 2006:

Prior to adopting the provisions of SFAS No. 123(R), we recorded compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the guidance of SFAS No. 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized as expense over the vesting period using the straight-line method.

Stock-Based Compensation for Issuances to Non-Employees:

Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) using the liability method. Deferred income taxes are recognized at the enacted tax rates for temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the related tax asset will not be recovered.

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 3,586,000, 3,029,000, and 3,033,000 and common stock warrants in the amount of 918,726, 55,316, and 55,316 as of December 31, 2006, 2005, and 2004, respectively.

Reclassifications

Certain amounts in the previous period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Standards and Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations and financial condition.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. Our adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial condition.

Note 4.	Merger with CancerVax

On May 5, 2006, we completed our merger with CancerVax, a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. The acquisition of unrestricted cash, a NASDAQ listing, and selected ongoing product development programs were the primary reasons for the merger. The primary factor in the recognition of goodwill was the acquisition of selected ongoing product development programs. Because former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company on a fully-diluted basis immediately after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, CancerVax’s assets and liabilities were recorded as of the merger closing date at their estimated fair values.

The fair value of the 9,380,457 outstanding shares of CancerVax common stock used in determining the purchase price was $41.0 million, or $4.38 per share, based on the average of the closing prices for a range of trading days (January 5, 2006 through January 11, 2006, inclusive) around and including the announcement date of the merger transaction. The fair value of the CancerVax stock options and stock warrants assumed by Micromet was determined using the Black-Scholes option-pricing model with the following assumptions: stock price of $4.38, which is the value ascribed to the CancerVax common stock in determining the purchase price; volatility of 75%; dividend rate of zero; risk-free interest rate of 4.0%; and a weighted average expected option life of 0.88 years.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Results of Operations

The results of operations of CancerVax are included in Micromet, Inc.’s consolidated financial statements from the closing date of the merger on May 5, 2006. The following table presents pro forma results of operations and gives effect to the merger transaction as if the merger had been consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had the business combination been completed at the beginning of the period or of the results that may occur in the future.

	Year Ended December 31,
	2006	2005

Revenues	$28,305	$66,331

Net loss	$(45,399)	$(55,907)
Beneficial conversion charge on issuance of preferred shares	—	(4,780)

Net loss attributable to common stockholders	$(45,399)	$(60,687)

Basic and diluted net loss per common share	$(1.53)	$(4.23)

The pro forma results for the year ended December 31, 2006 include $20.9 million of nonrecurring charges for the write-off of in-process research and development.

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2006	2005

Laboratory equipment	5 years	$6,359	$5,314
Computer equipment and software	3 years	1,716	1,369
Furniture	10 years	701	951
Leasehold improvements	10 years	3,187	2,856

		11,963	10,490
Less: accumulated depreciation and amortization		(8,606)	(6,977)

Property and equipment, net		$3,357	$3,513

Included above are laboratory and computer equipment acquired under capital lease arrangements of $473,000 and $362,000 on December 31, 2006 and 2005, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $343,000 and $221,000 as of December 31, 2006 and 2005, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expenses are included within depreciation expense. As discussed further in Note 11, leasehold improvements include an asset retirement obligation in the amount of $271,000 as part of the carrying amount of the related long-lived asset.

Note 6.	Patents

Patents consist of the following (in thousands):

	December 31,
	2006	2005

Patents	$19,667	$17,643
Less: accumulated amortization	(10,817)	(7,938)

Patents, net	$8,850	$9,705

Amortization expense on patents for the years ended December 31, 2006, 2005 and 2004 amounted to $2.0 million, $1.8 million, and $2.0 million, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization for the patents is projected to be as follows as of December 31, 2006 (in thousands):

2007	$1,966
2008	1,966
2009	1,966
2010	1,966
2011	986

$8,850

Note 7.	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2006	2005

Accrued employee benefits	$1,527	$1,877
Accrued taxes	1,677	1,317
Accrued research and development expenses	2,501	1,696
Accrued severance obligations	1,029	—
Accrued license agreement fees	1,700	—
Accrued facility lease exit liability, assumed in merger	481	—
Other accrued liabilities and expenses	1,238	1,644

	$10,153	$6,534

Note 8.	Income Taxes

As a result of the net operating losses that we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2006, we had accumulated tax net operating loss carryforwards in Germany of approximately $135.3 million. There was no income tax benefit attributable to net losses for 2006, 2005 or 2004. Losses before income taxes for the year ended December 31, 2006 consisted of $32.4 million and $1.6 million in the U.S. and Germany, respectively. For the years ended December 31, 2005 and 2004, losses before income taxes were generated in Germany. The difference between taxes computed at the U.S. federal and German statutory rates and the actual income tax provision in 2006 and 2005 is due primarily to the increase in the valuation allowance and other permanent items.

Under prior German tax laws, the German loss carryforwards have an indefinite life and may be used to offset our future taxable income. Effective January 2004, the German tax authorities changed the rules concerning deduction of loss carryforwards. This loss carryforward deduction is now limited to €1 million per year, and the deduction of the exceeding amount is limited to 60% of the net taxable income. Net operating loss carryforwards are subject to review and possible adjustment by the German tax authorities. Furthermore, under current German tax laws, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income.

Under U.S. federal and California state tax laws, CancerVax’s net operating losses and income tax credits accumulated prior to the merger are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and California gross net operating losses of $151.9 million and $190.9 million, respectively, as of December 31, 2006 are limited to $68.3 million and $68.2 million, respectively, under Section 382. The federal and California income tax credits of $40.3 million and $4.7 million, respectively, are limited in their entirety under Section 383. The federal and state net operating loss carryforwards expire beginning in 2024 and 2014, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards — Germany	$55,267	$44,898
Net operating loss carryforwards — United States and California	27,809	—
Receivables	—	2,577
Prepaid expenses and other current assets	156	—
Patents, net	3,116	1,221
Property and equipment, net	6,581	—
Stock-based compensation	1,833	—
Accrued expenses and other liabilities	889	—
Other non-current liabilities	194	94
Other	66	(68)
Deferred tax liabilities:
Deferred revenue	(6,500)	—

	89,411	48,722
Less: valuation allowance	(89,411)	(48,722)

Net deferred tax assets	$—	$—

On December 31, 2006 and 2005, we had approximately $56.1 million and $48.7 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in the statements of operations in the years ended December 31, 2006, 2005 and 2004, respectively, as any losses available for carryforward are eliminated through increases in the valuation allowance recorded. The increase in the valuation allowance for 2006 is due to the merger, the increase in net operating loss carryforwards from operations during the year, and other temporary differences. No income taxes were paid in the years ended December 31, 2006, 2005 and 2004.

In the fiscal years 2006, 2005, and 2004, the German income tax rate was calculated at 40.86% of the taxable income. That rate consists of 25.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 14.48% trade tax. In the fiscal year 2006 the United States and California income tax rate was calculated at 40.75% of taxable income. The 40.75% rate consists of 35% federal income tax and 5.75% California state income tax. The California state income tax rate is net of the federal benefit for state income tax expense.

Note 9.	Deferred Revenue

As of December 31, 2006 and 2005, deferred revenues were mainly derived from a research and development agreement with Merck Serono, as further discussed in Note 19. Revenue related to the upfront license fee payment and revenue related to the research and development services are considered to be a combined unit of accounting and both types of revenue are recognized ratably over the period of the research and development program.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Convertible Notes Payable

Convertible notes payable consist of the following (in thousands):

	December 31,
	2006	2005

MedImmune convertible promissory note, due June 6, 2010, including accrued interest	$—	$11,844
2004 convertible promissory notes, including accrued interest of $572,000 at December 31, 2005	—	2,761

Total convertible notes payable	—	14,605
Less: current portion	—	(2,761)

Convertible notes payable, net of current portion	$—	$11,844

MedImmune Convertible Promissory Note

In June 2003, we entered into multiple agreements with MedImmune, Inc. In addition to the research and development collaboration agreements, we issued a convertible note in the nominal amount of €10.0 million, or $11.4 million, to MedImmune Ventures, Inc. The conversion option was subsequently amended as a consequence of the capital restructuring on October 11, 2005.

In connection with the merger with CancerVax in May 2006, approximately €8.5 million, or $10.7 million, of the convertible promissory note issued to MedImmune Ventures was converted into an aggregate of 1,660,483 shares of our common stock. The balance was reclassified to long-term debt (see Note 12) and remained outstanding at December 31, 2006. In December 2006, we and MedImmune Ventures amended and restated the note. The remaining amount due under the restated convertible note bears nominal interest at 4.5% annually and is due in June 2010 or upon the occurrence of certain events, including a change of control of Micromet.

Interest expense in the years ended December 31, 2006, 2005, and 2004 related to the MedImmune convertible promissory note amounted to $250,000, $560,000 and $560,000, respectively.

2004 Convertible Promissory Notes

In November 2004, we issued convertible promissory notes in the aggregate nominal value of €10.0 million to certain shareholders of Micromet AG, which notes bore interest at 24% per annum and were due on December 31, 2006. In December 2005, certain of the note holders elected to convert their notes. In January 2006, we issued 18,704 shares of Micromet AG common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. The shares issued in January 2006 were converted into 98,145 shares of our common stock as a result of the merger with CancerVax (see Note 14). Interest expense amounted to $2.9 million and $0.2 million in the years ended December 31, 2005 and 2004, respectively, related to these notes.

Enzon Convertible Promissory Note

In April 2002, we entered into multiple agreements with Enzon Pharmaceuticals, Inc. (“Enzon”). In addition to the research and development collaboration agreements, we issued a convertible note to Enzon in the nominal amount of €9.3 million. At the time of the issuance of the note the nominal amount was the equivalent of $8.1 million. The convertible note had a stated nominal interest rate of 3%.

In June 2004, we and Enzon amended and restated our collaboration agreements and the convertible note. In the event that we terminated the convertible note prior to maturity, we were obligated to repay an amount equal to the greater of (i) $8.0 million or (ii) the fair market value of the number of shares of our common stock that Enzon would receive upon exercise of its conversion right (“Call Option”). We retained the right to force Enzon to convert the debt to equity in certain circumstances, including upon cancellation of the collaboration agreement.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, the due date of the convertible note was extended from March 31, 2006 to March 31, 2007. The modification of the Enzon note to allow for the early payoff represented a significant concession by the lender, and as a result, it was accounted for as a troubled debt restructuring under SFAS No. 15.

Under the provisions of SFAS No. 133, the Call Option was an embedded derivative that must be bifurcated and accounted for at fair value. The estimated fair value of the Call Option at the date of modification was €2.7 million, or $3.3 million, and this amount was recorded as an asset at the date of modification. Since this asset could only be realized if we exercised the Call Option and settled the note payable, the gain associated with this derivative was considered to be a contingent gain under SFAS 15 and was deferred. As of December 31, 2004, the estimated fair value of the Call Option was approximately €3.4 million, or $4.6 million.

On December 19, 2005, Enzon exercised the conversion option of the note upon our request as a consequence of the termination of the collaboration as further discussed in Note 19. As of December 31, 2005 the carrying amount of the convertible note was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from Enzon and our irrevocable obligation to issue shares to Enzon in accordance with the terms of the amended convertible note agreement. In January 2006, we issued 16,836 shares of Micromet AG common stock to Enzon and classified the carrying amount of the note as common stock and additional paid-in capital in the amount of $11.0 million. The 16,836 shares issued to Enzon were converted into 88,343 shares of our common stock as a result of the merge with CancerVax. The Call Option terminated upon exercise of the conversion option.

Interest expense related to the Enzon note amounted to $347,000 in each of the years ended December 31, 2005 and 2004.

Note 11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Restructuring provision, net of current portion (see Note 21)	$417	$423
GEK subsidy, net of current portion	227	249
Asset retirement obligation	271	205
Facility lease exit liability, assumed in merger with CancerVax, net of current portion	989	—
Capital lease obligations, net of current portion (see Note 13)	57	68
Option bonds due to related parties	—	4

	$1,961	$949

GEK Subsidy

In December 2002, we entered into a subsidy agreement with GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG (“GEK”), the landlord under our Munich building lease, whereby GEK provided €365,000, or $345,000, in lease incentives to us in conjunction with the operating lease agreement for our Munich facilities. The subsidy is restricted to purchases of property and equipment for research and development activities. The subsidy has been recorded as deferred rent and allocated between current and other non-current liabilities and amortized on a straight-line basis over the term of the building lease of 10 years.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements that will not be assumed by GEK. In 2004, we re-evaluated the fair value of the obligation to remove leasehold improvements. Based on changes in market conditions and the estimated future use of the lease space, the fair value of the asset retirement obligation was estimated to be approximately $199,000 as of December 31, 2004. The amount will increase due to accretion through the term of the lease agreement. The following table summarizes the activity as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Beginning balance January 1,	$205	$199
Accretion expense	40	34
Currency translation adjustment	26	(28)

Ending balance December 31,	$271	$205

Option Bonds Due from Related Parties

During the period 2001 through 2003, we issued 2,730 option bonds with nominal values ranging from $0.90 to $1.13, bearing an interest rate of 3% per annum to selected members of the Micromet AG supervisory board. The bonds were due between 2009 and 2011. We determined the fair value of these option rights using the minimum value method, which resulted in no compensation expense to be recorded over the vesting period, as the fair value of the rights was determined to be zero. During 2005, the option holders waived all option rights without compensation, and in 2006, these option bonds were cancelled.

Note 12.	Long-Term Debt

Long-term debt obligations consist of the following (in thousands):

	December 31,	December 31,
	2006	2005

TBG borrowings due December 31, 2006; interest payable semi-annually at 6%	$—	$1,593
TBG borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6% to 7%	2,015	2,700
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	586	1,761
TBFB borrowings due December 31, 2008; interest payable quarterly at 6%	3,386	2,831
MedImmune borrowings due June 6, 2010; interest payable monthly at 4.5%	2,020	—
GEDO borrowings due December 31, 2006; interest payable monthly at 7.5%	—	175
ETV borrowings due 36 months after draw-down; interest payable monthly at rates ranging from 11.55% to 12.81%	—	109

Total long-term debt obligations	8,007	9,169
Less: current portion	(599)	(3,638)

Long-term debt obligations, net of current portion	$7,408	$5,531

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled repayment of principal for the debt agreements is as follows as of December 31, 2006 (in thousands):

2007	$599
2008	5,388
2009	—
2010	2,020

Total	$8,007

Silent Partnership Agreements

We have entered into various silent partnership agreements with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), Bayern Kapital GmbH (“Bayern Kapital”) and Technologie Beteilungsfonds Bayern GmbH & Co. KG (“TBFB”). These lenders were created to support the development of technology-oriented companies in the start-up phase and based on the amounts loaned became a “stiller Gesellschafter” (silent partner) in Micromet AG. Silent partnerships are a common form of investment in German business practice. The silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

The silent partner borrowings bear interest at rates ranging from 6% to 7% with interest for the TBG agreements payable semi-annually and interest for the Bayern Kapital and TBFB payable quarterly. In addition to the stated contractual interest rates, the silent partnership agreements provide the lenders (i) with profit sharing ranging from 8% to 9% of our profit before income taxes in any year obtained determined in accordance with German GAAP, (ii) additional amounts of interest on top of the stated interest rates ranging from 6% to 9% in years 6 through 10 of the agreements if the borrowings remain outstanding, with such additional amounts outstanding due at the end of the agreement, and (iii) an amount representing approximately 30% for TBG and 35% for Bayern Kapital and TBFB of the original loan balance due at the end of the silent partnership agreement terms, if the borrowings go to term. We are accreting the amounts included in items (ii) and (iii) over the life of the silent partnership agreements using the effective interest method. These amounts are included in interest expense in the statements of operations.

Amendments to the Silent Partnership Agreements

In May 2006, upon consummation of our merger with CancerVax, and subsequent to a February 2006 amendment related to certain TBG silent partnership agreements, we repaid €2.0 million, or $2.5 million, in satisfaction of debt obligations to TBG aggregating €2.3 million, or $2.8 million. This payment satisfied in full: (i) our obligation to pay $1.7 million that was originally due December 31, 2006, the value of which had been recorded at $1.6 million, including accrued interest, as of December 31, 2005, plus $0.1 million of interest that accrued after December 31, 2005; and (ii) our obligation to pay $1.1 million to TBG that was originally due December 31, 2008. As a result, we recorded a gain on extinguishment of debt of €251,000, or $315,000. The balance of certain of the early silent partnership agreements with TBG was paid in full in May 2006. The balance outstanding under these agreements which were paid in full amounted to $1.6 million as of December 31, 2005.

In February 2006, the silent partnership agreements with Bayern Kapital and TBFB were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of future rounds of financing after the consummation of the merger with CancerVax, whereby 20% of the net proceeds of such future rounds of financing be used for repayment of silent partnership debts until such silent partnership debts are repaid in full. As a result of these amendments, silent partnership debt in principal amount equal to 20% of the net proceeds from the private placement equity transaction with NGN Capital, LLC (See Note 14), or $1.5 million, was accelerated as of July 24, 2006. This amount has been paid on November 29, 2006. Additionally, 20% of any draw downs under the Kingsbridge Committed Equity Financing Facility (see Note 14) and 20% of any

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future financings will be used for repayment of accelerated silent partnership debt. As of December 31, 2006, the total amount subject to accelerated repayment is $4.0 million, of which $499,000 was repaid on January 2, 2007.

Interest expenses related to the silent partnership agreements amounted to $829,000, $991,000, and $929,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Amendment to MedImmune Note

The balance of the convertible notes from MedImmune that were not converted to common stock during 2006 (see Note 10) were reclassified as long-term debt pursuant to the Second Amended and Restated Note dated December 27, 2006, as the full principal balance is due in June 2010. This debt is unsecured and bears interest at 4.5% per annum.

Grundstücksentwicklungs- und Verwaltungsgesellschaft mbH & Co KG

In December 2002, we entered into an agreement with Grundstücksentwicklungs- und Verwaltungsgesellschaft mbH & Co KG (“GEDO”) in the amount of €435,000, or $456,000, to finance equipment purchases at an interest rate of 7.5%, with principal and interest payments due monthly over 48 months. The loan was paid in full in November 2006.

Silicon Valley Bank Loan and Security Agreement

As a result of the merger with CancerVax, we assumed $16.7 million of an $18.0 million loan and security agreement entered into by CancerVax in December 2004 with Silicon Valley Bank. We repaid the loan and terminated the agreement during the third quarter of 2006 and have no remaining credit available or obligations under the agreement.

Note 13.	Commitments and Contingencies

Leases

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of ten years beginning on July 1, 2002. In connection with the building lease agreement, we entered into an agreement to receive a subsidy from GEK in the amount of €365,000, or $345,000. In the event that we terminate the building lease agreement prior to December 2010, we would be obligated to repay certain portions of the subsidy to GEK as specified in the agreement.

In June 2005, we entered into an agreement with GEK to defer a portion of our monthly rental payments starting in June 2005 and continuing through December 2006. The amounts were subject to 4% nominal interest per annum until December 31, 2006, increasing to 8% nominal interest rate per annum thereafter. The agreement required repayment of the deferred rent, including accrued interest thereon, in the event of an initial public offering, asset sale or financing that resulted in gross proceeds to us of at least €20 million or upon first market approval of a product developed by us. We deferred a total of €350,000, or $436,000, during 2005 (included in other current liabilities) and €146,000, or $187,000, during 2006 through the date of the merger. In accordance with the terms of the agreement, we repaid a total of €496,000, or $623,000, plus accrued interest of €14,000, or $18,000, in May 2006 upon consummation of the merger with CancerVax.

Prior to our merger with CancerVax, CancerVax was a party to three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s former corporate headquarters. During the second quarter of 2006, CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination agreement related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. In connection with the lease termination for the warehouse facility, we paid total termination-related fees in the amount of $0.6 million

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we lease certain equipment under various non-cancelable operating leases with various expiration dates. Operating lease expenses amounted to approximately $2.8 million, $2.7 million and $2.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Lease Obligations

During 2005 and 2006, we entered into equipment financing agreements in the total amount of $203,000 for the purpose of buying information technology equipment. The amounts are repayable in monthly installments, the last of which is due April 1, 2009. The agreements provide for interest ranging from 0.9% to 6.5% per annum.

Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2007	$76	$4,478
2008	52	4,520
2009	7	4,526
2010	—	4,592
2011	—	4,661
Thereafter	—	2,349

Total minimum lease payments	135	$25,126

Less: amount representing imputed interest	5

Present value of minimum lease payments	130
Less: current portion	73

Capital lease obligation, less current portion	$57

The minimum lease payments shown above exclude any sublease income that we expect to receive under the terms of a sublease agreement related to CancerVax’s former headquarters which amounts to $1.0 million, $1.0 million, $1.0 million, $1.1 million, $1.1 million, and $0.6 million for each of the years ended December 31, 2007 through 2012, respectively.

License and Research and Development Agreements

We license certain of our technology from third parties. In exchange for the right to use licensed technology in our research and development efforts, we have entered into various license agreements. These agreements generally require that we pay license fees and royalties on future product sales. In addition, many of the agreements obligate us to make contractually defined payments upon the achievement of certain development and commercial milestones.

License expenses and milestone payments amounted to approximately $1.3 million, $1.5 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts $1.0 million, $1.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, were related to the intellectual property marketing agreement with Enzon, Inc. as discussed in Note 18. These amounts have been included in research and development expenses.

Furthermore, we are party to several research and development agreements as discussed in Note 19.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2007	$1,855
2008	155
2009	55
2010	55
2011	55
Thereafter	275

Total minimum payments	$2,450

Other Taxes

We have accruals for contingent liabilities related to non-income tax matters in the amounts of $1.7 million and $1.3 million as of December 31, 2006 and 2005, respectively. Of these amounts $352,000 and $331,000 at December 31, 2006 and 2005, respectively, relate to a disallowed reimbursement of German Value Added Tax incurred on expenses as a result of a 2001 increase of stated capital. The German tax authorities have denied the deduction, and we have filed an appeal against the related assessment. The appeal is pending and depends on the authorities’ review of a model case currently pending with the German supreme fiscal court in a similar matter. The remaining accruals of $1.2 million and $1.1 million at December 31, 2006 and 2005, respectively, relate to withholding tax duty on royalty payments to recipients who reside outside of Germany. In January 2007, we paid the balance of $1.2 million to the German tax authorities, and we are currently seeking reimbursement of these taxes, as the recipients of such royalty payments are exempt from withholding taxes.

Note 14.	Stockholders’ Equity (Deficit)

Committed Equity Financing Facility

In August 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 6,251,193 shares of our common stock for cash consideration of up to $25.0 million, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at a price of $3.2145 per share. The warrant is exercisable beginning on the six month anniversary of the date of grant, which was August 30, 2006, and for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.8%, a volatility factor of 79%, an expected life of 5.5 years and a dividend yield of zero. The estimated value of the warrant at the date of grant was approximately $0.5 million.

On September 12, 2006, we filed a resale shelf registration statement on Form S-3 with the SEC to facilitate Kingsbridge’s public resale of shares of our common stock, which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of the warrant. The resale shelf registration statement was declared effective on September 28, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge, in certain circumstances, we may be required to pay liquidated damages. In connection with the CEFF, we incurred legal fees and other financing costs of approximately $136,000. As of December 31, 2006, we have not sold any shares to Kingsbridge under the CEFF.

Private Placements of Common Stock

On July 24, 2006, we closed a private placement pursuant to which we issued an aggregate of 2,222,222 shares of our common stock plus warrants to purchase an additional 555,556 shares of our common stock to funds managed by NGN Capital, LLC in return for aggregate gross proceeds, before expenses, of $8.0 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.7 million, resulting in net proceeds of approximately $7.3 million. The warrants are exercisable beginning six months after issuance

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through the six year anniversary of the date of issuance and have an exercise price of $5.00 per share. The warrants were valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.8%, a volatility factor of 79%, an expected life of 6 years and a dividend yield of zero. The estimated value of the warrants was approximately $1.4 million.

In October 2005, the Micromet AG stockholders resolved to invest up to €8.0 million in Micromet AG. On October 11, 2005, Micromet AG received proceeds of €4.0 million, or $4.8 million, in return for the issuance of 16,408,660 shares of its common stock to existing stockholders at approximately €0.24, or $0.29, per share as a first tranche of that financing. We also recorded a non-cash charge to the accumulated deficit of $4.8 million in conjunction with this issuance as it was considered issued with a beneficial conversion feature. In March and April 2006, we received an aggregate of €4.0 million, or $4.8 million, from these stockholders as a second and final tranche of that financing.

Conversion of MedImmune Convertible Notes

On May 4, 2006, a convertible promissory note held by MedImmune Ventures, Inc. in the aggregate nominal amount of $10.7 million was partially converted into an aggregate of 1,660,483 shares of our common stock. See Note 10.

Conversion of Enzon Convertible Note

As described in Note 10, as of December 31, 2005, the carrying amount of a convertible promissory note to Enzon was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from Enzon and our irrevocable obligation to issue shares to Enzon in accordance with the terms of the amended convertible note agreement. In January 2006, we issued 16,836 shares of Micromet AG common stock to Enzon and classified the carrying amount of the note as common stock and additional paid-in capital in the amount of $11.0 million. The 16,836 shares issued to Enzon were converted into 88,343 shares of our common stock as a result of the merger with CancerVax.

Conversion of 2004 Convertible Notes

As of December 31, 2005, €10.2 million, or $12.1 million, including accrued interest, was included in stock subscription from conversion in stockholders’ equity due to the irrevocable notice received from certain note holders in December 2005 and our irrevocable obligation to issue shares to these note holders in accordance with the terms of the note agreements. As of December 31, 2005, €2.3 million, or $2.8 million, including accrued interest, remained in current liabilities related to the 2004 convertible notes, as the notice from certain note holders was not received until subsequent to December 31, 2005. In January 2006, as described in Note 10, we issued 18,704 shares of Micromet AG common stock in satisfaction of both the stock subscription from conversion and the conversion notices received from the remaining note holders that had not converted as of December 31, 2005. We classified the aggregate carrying amount of the note and the stock subscription from conversion as common stock and additional paid-in capital in the amount of €12.5 million, or $14.8 million. The 18,704 shares issued in January 2006 were converted into 98,145 shares of our common stock as a result of the merger with CancerVax.

Additional Issuances of Warrants to Purchase Common Stock

As a result of our merger with CancerVax we assumed outstanding, fully-exercisable warrants that, upon a cash payment exercise, would result in the issuance of approximately 23,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.24 per share and the warrants will expire between February 2010 and June 2013. The warrant holders have the option to exercise the warrants in one of the following ways: (i) cash payment; (ii) cancellation of our indebtedness, if any, to the holder; or (iii) net issuance exercise based on the fair market value of our common stock on the date of exercise.

During 2002 and 2003, in connection with equipment financing we issued warrants to purchase 55,316 shares of our common stock with an exercise price of $12.07 per share. The warrants will expire between 2012 and 2013.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Subscription Receivable

During 1998, treasury stock was issued to employees in exchange for non-interest bearing stock subscription receivables. The balance of such receivables as of December 31, 2006 and 2005 was $27,000 and $242,000, respectively.

Note 15.	Stock Option and Employee Stock Purchase Plans

2000 and 2002 Stock Option Plans

In December 2000, Micromet AG adopted the 2000 Stock Option Plan (“2000 Plan”) and in November 2002 we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2000 and 2002 Plans provide for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 600,305 shares of our common stock, and the 2002 Plan authorized the grant of options to purchase up to 11,932 shares of our common stock. Options granted under the 2000 and 2002 Plans were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 and 2002 Plans were cancelled and were partially replaced with options granted under the 2006 Equity Incentive Award Plan described below. The cancellation and partial replacement resulted in compensation expense of $2.7 million being recorded in the second quarter of 2006 and is included in the compensation expense for the year ended December 31, 2006. As of December 31, 2006, we were not authorized to issue any additional options under the 2000 Plan. Options to purchase 11,932 shares were available for grant under the 2002 Plan; however, we do not intend to grant any options under this plan in the future.

2000 and 2003 Stock Option Plans Assumed from CancerVax in Merger

In connection with the merger with CancerVax, we assumed CancerVax’s Third Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Incentive Plan”) and CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). The 2000 Stock Incentive Plan was effectively terminated on June 10, 2004 by the approval of the 2003 Plan. Prior to its termination, the 2000 Stock Incentive Plan allowed for the grant of options and restricted stock to employees, outside directors and consultants. Options granted under the 2000 Stock Incentive Plan generally expire no later than ten years from date of grant and vest over a period of four years. Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. The initial options granted to our non-employee directors under the 2003 Plan during 2006 have a three-year vesting period. Options granted to the chairpersons of our board committees have a one-year vesting period. At December 31, 2006, options to purchase approximately 1,856,000 shares of our common stock were outstanding, and there were approximately 1,831,000 additional shares remaining available for future option grants, under these plans.

2006 Stock Option Plan

In April 2006, we adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of our common stock. Of this amount, options to purchase an aggregate of 1,761,880 shares of our common stock were assumed in connection with the closing of the merger with CancerVax to incentivize such individuals and were issued in anticipation of the merger, in part, to replace the options issued under the Micromet AG 2000 and 2002 Plans described above. For a given participant under the 2006 Plan, 50% of the options granted to such individual vested in May 2006, with the remaining 50% vesting ratably on a monthly basis over the 24 months following the closing of the merger. As a result of the merger, the effective exercise price for such options was approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). At December 31, 2006, options to

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase approximately 1,730,000 shares of our common stock were outstanding under this plan and there were approximately 193,000 shares remaining available for future option grants under this plan.

Stock Option Plan Activity:

2000 and 2002 Stock Option Plans

The following is a summary of stock option activity under the 2000 and 2002 Plans for the three years ended December 31, 2006 (shares in thousands):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2004	3,119	$1.87
Granted	25	$8.42 - 67.32
Expired	(111)	$1.50

Outstanding at December 31, 2004	3,033	$8.42 - 67.32
Expired	(4)	$8.42 - 67.32

Outstanding at December 31, 2005	3,029	$8.42 - 67.32
Expired	(3,029)	$8.42 - 67.32

Outstanding at December 31, 2006	—	—

As of December 31, 2005 and 2004, no options under these plans were exercisable.

2003 and 2006 Stock Option Plans

The following is a summary of stock option activity under the 2003 and 2006 Plans for the year ended December 31, 2006 (shares in thousands):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	—	—
Granted	2,812	$3.16
Exercised	(18)	$4.40
Assumed in merger	1,384	$13.13
Expired	(592)	$16.13

Outstanding at December 31, 2006	3,586	$4.38

Included in the shares granted for the year ended December 31, 2006 were approximately 1,762,000 shares granted under the 2006 Plan prior to the merger but which, at an exercise price of $1.66 per share, had an effective exercise price below fair market value at the time of closing of the merger.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a further breakdown of the options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(Thousands)	(Years)		(Thousands)

$ 1.66 - $ 1.66	1,730	9.07	$1.66	1,172	$1.66
$ 2.60 - $ 2.62	470	9.81	$2.61	—	$—
$ 3.23 - $ 3.70	357	7.90	$3.56	107	$3.23
$ 3.88 - $ 6.63	527	7.03	$5.63	253	$4.90
$ 8.46 - $ 9.90	374	5.48	$9.16	349	$9.20
$19.80 - $28.95	54	7.75	$24.10	49	$24.38
$31.95 - $38.61	74	7.19	$35.70	72	$35.78

$ 1.66 - $38.61	3,586	8.32	$4.38	2,002	$5.26

Stock-Based Compensation:

For the year ended December 31, 2006, stock-based compensation expense related to stock options granted to employees was $4.6 million. As of December 31, 2006, there was $4.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2006, outstanding at December 31, 2006 and exercisable at December 31, 2006 was approximately $0, $2.5 million and $1.6 million, respectively.

Reported stock-based compensation is classified, in the consolidated financial statements, as follows (in thousands):

Year Ended
December 31, 2006

Research and development	$2,573
General and administrative	2,033

Employee stock-based compensation expense	$4,606

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $3.11 per share, using the Black-Scholes model with the following assumptions:

Year Ended
December 31,
2006

Expected volatility 2006 and 2003 Plans	78.2% to 80.0%
Risk-free interest rate 2006 and 2003 Plans	4.6% to 5.0%
Dividend yield 2006 and 2003 Plans	0%
Expected term 2006 Plan	5.2 years
Expected term 2003 Plan	5.8 to 6.1 years

Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average midpoint between vesting and the contractual term, as described in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The expected term for other options granted was determined by comparison to peer companies. As stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2006, was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

There were no options granted in the year ended December 31, 2005. The weighted average fair value of options granted in the year ended December 31, 2004 was zero using the following weighted average assumptions for 2004: a risk-free interest rate of 3.42%, a dividend yield of zero, and an expected life of 4.0 years. Prior to January 1, 2006 there was no significant stock-based compensation expense recorded.

Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended December 31, 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

During the second quarter of 2006, stock options were granted which in part replaced the stock options that were outstanding as of December 31, 2005. Under the guidance of SFAS No. 123(R), a modification of an option award is treated as an exchange of the previously issued option award for a new option award. Any incremental fair value in measuring the new award would be amortized along with any remaining unamortized compensation for the original award over the new vesting period. The original grant and the modification resulted in a total compensation cost of $4.9 million. For the year ended December 31, 2006, stock-based compensation expense related to these stock options amounted to $3.3 million. As of December 31, 2006, there was $1.5 million of unamortized compensation cost related to these stock option awards, which is expected to be recognized over a remaining average vesting period of 1.3 years.

During the second quarter of 2006 there were approximately 272,000 of stock options granted to non-employees with an weighted-average estimated fair value on the date of grant of $3.67 per share. During the fourth quarter of 2006 there were approximately 35,000 of stock options granted to non-employees with an weighted-average estimated fair value on the date of grant of $2.73 per share. We did not grant any options to non-employees in 2005 and 2004. We recorded stock-based compensation related to stock options issued to non-employees of approximately $1.0 million $0, and $0 in the years ended December 31, 2006, 2005, and 2004, respectively.

The weighted-average estimated fair value of non-employee stock options granted during the year ended December 31, 2006 was calculated using the Black-Scholes model with the following assumptions:

Year Ended
December 31,
2006
Expected volatility	79.0% to 80.0%
Risk-free interest rate	4.8% to 5.0%
Dividend yield	0%
Expected term	Contractual term

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (“ESPP”) which was assumed in our merger with CancerVax on May 5, 2006. The ESPP initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. There were no shares purchased under the ESPP during 2006. At December 31, 2006, approximately 114,000 shares were available for future purchase under this plan.

Note 16.	Related Parties

Loans to Related Parties

In addition to the stock subscription receivables described in Note 14 above, we granted unsecured loans to related parties and employees with interest rates ranging up to 6.0%. The total outstanding loans to related parties were $78,000 and $283,000 as of December 31, 2006 and 2005, respectively.

Compensation Arrangement with David F. Hale

On October 2, 2006, we entered into an agreement with David F. Hale, the chairman of our board of directors, to reimburse Mr. Hale for 50% of the current annual salary of his executive assistant, or $38,000 per year. This agreement has retroactive effect to May 2006, and will, subject to annual review by the compensation committee of our board of directors, continue in effect during such time as Mr. Hale continues to serve as our chairman. Mr. Hale’s executive assistant is not employed by us, and we are not responsible for the payment of any employee benefits to Mr. Hale’s executive assistant or for the withholding of any payroll or other taxes on the reimbursements paid to Mr. Hale. During the year ended December 31, 2006, approximately $25,000 was included in general and administrative expenses related to this arrangement.

Note 17.	Financial Risk Management Objectives and Policies

Our principal financial instruments are comprised of long-term debt, convertible notes, capital leases and cash. We have various other financial instruments such as accounts receivable and accounts payable.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our measurement currency. Approximately 50%, 23% and 33% of our revenue was denominated in U.S. dollars in 2006, 2005 and 2004, respectively. Although we have significant customers with the U.S. dollar as their functional currency, the majority of our transactions are contracted in, and a majority of our operations and expenses are denominated in, Euros (€). Rendered services contracted in U.S. dollars are exposed to movements in the U.S. $ to € exchange rates. Certain license fees and milestone payments are denominated in U.S. dollars. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Credit and Liquidity Risk

Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, cash equivalents and accounts receivable.

It is our policy to place all of our cash equivalents and deposits with high-credit quality issuers. In the event of a default by the institution holding the cash, cash equivalents and restricted cash, we are exposed to credit risk to the extent of the amounts recorded on the balance sheets. We continually monitor the credit quality of the financial institutions which are counterparts to our financial instruments.

Our accounts receivable are subject to credit risk as a result of customer concentrations.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customers comprising greater than 10% of the accounts receivable balance presented as a percentage of total receivables were as follows:

	December 31,
	2006	2005

Abbott Laboratories	—	57%
MedImmune, Inc.	52%	38%
Viventia Barbados, Inc.	28%	—

Customers comprising greater than 10% of total revenues presented as a percentage of total revenues are as follows:

	December 31,
	2006	2005	2004

Merck Serono	66%	52%	—
MedImmune, Inc.	19%	22%	41%
Enzon, Inc.	—	16%	20%
Cell Therapeutics, Inc.	7%	—	19%

We had unbilled accounts receivable of approximately $1,315,000 and $827,000 as of December 31, 2006 and 2005, respectively. The amounts are included in accounts receivable.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value based upon the expected short-term settlement of these instruments. The fair value of marketable securities is based upon quoted market prices.

The valuation analysis of financial instruments essentially assumes that investors holding our underlying debt instruments face two risks that need to be reflected in the fair value ranges: (a) the risk of technical success of our research and development projects and technology and (b) the potential lack of funds to support our research and development projects and technology given our limited funds available as of the valuation dates (“Default Risk”). Our Default Risk is essentially represented by our future success in raising sufficient funds to support our research activities until our cash flow is no longer negative.

In determining fair values, we used a discounted cash flow model with current incremental borrowing rates for long-term debt and similar convertible debt instruments.

In determining fair values, the conversion of certain 2004 convertible notes in the aggregate value of €10.2 million, or $12.1 million, including accrued interest, into preferred shares and the conversion of the Enzon convertible note in the carrying amount of €9.3 million, or $11.0 million, into common shares have been included in the fair value model at December 31, 2005 due to the irrevocable notice received from these noteholders and our irrevocable obligation to issue shares to these noteholders in accordance with the terms of the note agreements. The conversions became effective by issuance of shares to the holders in January 2006 as further discussed in Note 10.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimates of fair value of the following financial instruments are summarized as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Curis, Inc. promissory note	$1,320	$1,154	$2,852	$914
MedImmune, Inc. promissory note payable due June 6, 2010	2,020	1,545	11,844	8,834
Shareholder convertible notes due December 31, 2006	—	—	2,761	103
TBG (silent partner) borrowings due December 31, 2006	—	—	1,593	1,505
Bayern Kapital (silent partner) borrowings due December 31, 2006	586	585	1,761	1,693
TBG (silent partner) borrowings due December 31, 2008	2,015	2,168	2,700	2,336
TBFB (silent partner) borrowings due December 31, 2008	3,386	3,629	2,831	2,428

	$9,327	$9,081	$26,342	$17,813

Note 18.	License Agreements and Collaborations

We have entered into several license and collaboration agreements for our research and development programs. These agreements typically provide for the payment by us or to us of license fees, milestone payments, and royalties on net sales of product candidates developed and commercialized under these agreements, the most significant of which are outlined below:

Agreements Relevant for the Generation of Antibodies and for the BiTE Platform in General

Purchase Agreement with Curis

In June 2001, we entered into an agreement with Curis, Inc. to purchase certain single-chain antigen binding molecule patents and license rights from Curis. In exchange for these patent and license rights, we paid to Curis an initial license fee, issued to Curis shares of our common stock, and provided a convertible note in the amount of €4.1 million, or $3.7 million. In addition, we are obligated to pay royalties on net sales of products based on the acquired technology. We are also required to pay to Curis 20% of all “supplemental revenues” in excess of $8.0 million in the aggregate. “Supplemental Revenues” includes both (i) proceeds received by us as damages or settlements for infringement of the purchased technology, and (ii) amounts received by us from licensing or sublicensing the purchased technology. In October 2004, we exchanged the convertible note issued to Curis for an interest-free note in the amount of €4.5 million, or $5,6 million. As described in Note 20, the remaining balance will be paid in the second quarter of 2007.

License Agreement with Enzon

In April 2002, we entered into a cross-license agreement with Enzon, Inc. (now Enzon Pharmaceuticals, Inc.) relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. This agreement was amended and restated by mutual agreement of the parties in June 2004. Under the cross-license agreement, we receive a non-exclusive, royalty-bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE products, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE products. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products; however, Enzon’s right to use BiTE molecules is limited to non-commercial research applications. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each party is obligated to make milestone payments and pay royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which party owns the relevant patent(s). We do not owe a royalty under this agreement to Enzon on net sales of BiTE products.

The term of the cross-license agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. Neither party has the right to unilaterally terminate the agreement without cause.

License Agreement with Cambridge Antibody Technology Limited and Enzon

In September 2003, we entered into a cross-license agreement with Cambridge Antibody Technology Limited (“CAT”) and Enzon to provide each party access to the other parties’ proprietary technology. This agreement superseded an existing cross-license arrangement among the parties. Pursuant to the current cross-license agreement, each party licenses to and from the others patents and know-how relating to the field of single-chain antibodies (in the case of licenses granted by Enzon and us) or phage display technology (in the case of licenses granted by CAT). This technology may be used by the parties for the research and development of antibody products in certain defined fields.

Pursuant to the cross-license agreement, we have the right to obtain a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies that bind to targets identified by us from time to time and cleared by CAT through a predetermined process designed to ensure the availability of the targets for licensing under the agreement.

CAT paid an initial license fee to us under this agreement. Additionally, CAT is obligated to pay to us and Enzon: (i) annual license maintenance fees and fees for sublicenses granted by CAT to third parties, and (ii) annual maintenance fees on each sublicense until the termination of such sublicense or the expiration of all licensed patents included in such sublicense, whichever occurs first. We and Enzon are obligated to pay to CAT maintenance and sublicense fees based on the use of the licensed phage display technology by our respective sublicensees.

Licensing of Single-Chain Antibody Patents

Exclusive IP Marketing Agreement with Enzon

In April 2002, we entered into an Exclusive IP Marketing Agreement with Enzon, which was amended and restated by the parties in June 2004. Under the 2004 agreement, we serve as the exclusive marketing partner for both parties’ consolidated portfolio of patents relating to single-chain antibody technology licensed under the 2004 cross-license agreement (see above). Licensing revenues are shared equally with Enzon, as are associated marketing and legal costs.

The term of the IP marketing agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. In addition, the marketing agreement terminates automatically upon termination of the cross-license agreement between us and Enzon. Neither party has the right to unilaterally terminate the agreement without cause prior to September 30, 2007. After such date, either party may terminate it at will.

License Agreements with Various Parties pursuant to the Exclusive IP Marketing Agreement

Since April 2002 we have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. In 2003, we entered into a research license agreement with ESBATech AG. ESBATech also has the option to extend the scope of the license to use single-chain antibodies in the development of therapeutics. In 2004, we entered into research license agreements with BioInvent AB, Merck & Co., Inc., and EvoGenix Pty Ltd. In 2004, Arizeke Pharmaceuticals Inc. entered into a license agreement with us for development and

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercialization of single-chain antibodies targeting its proprietary pIgR antigen. In October 2006, we terminated the license agreement with Arizeke on the basis of the failure of Arizeke to meet its contractual payment obligations. In 2005, we entered into research license agreements with Abbott Laboratories, Alligator Bioscience AB, and Haptogen Ltd. Further, we entered into a product license agreement with Viventia Barbados, Inc. for the development and commercialization of a single-chain antibody for the treatment of cancer. In 2006, we entered into a license agreement with Antigenics, Inc. for the use of single-chain antibody technology in the research, development and manufacturing of non-single-chain antibody products. We recorded $1.9 million, $2.5 million and $2.1 million in revenues related to these license agreements for the years ended December 31, 2006, 2005 and 2004, respectively.

Agreements Relevant for Adecatumumab

License Agreement with Cambridge Antibody Technology Limited

In September 2003, we entered into an agreement with CAT granting us a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies binding to EpCAM, the target of adecatumumab. We paid an initial license fee, and will make additional milestone payments and pay royalties based on net sales of adecatumumab.

License, Development, Manufacturing and Supply Agreement with CIMAB and YM BioSciences

In July 2004, we entered in a license agreement with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby we obtained the exclusive rights to develop and commercialize in a specific territory, which includes the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe, three specific active immunotherapeutic product candidates that target the epidermal growth factor receptor (“EGFR”) signaling pathway for the treatment of cancer. Following the merger between Micromet AG and CancerVax Corporation, we decided to seek a suitable sublicense to continue with the development of these vaccine programs. Pursuant to letter agreements executed in October and November 2006, we agreed to terminate the agreements if no suitable partner was identified by the end of 2006, and to postpone the payment of a $1 million milestone payment that became due in the first quarter of 2006 until the earlier of i) the closing of a transaction in which a new partner obtains the rights to develop and commercialize the EGF vaccine or ii) June 12, 2007. In December 2006, we agreed to postpone the termination of the agreements until the end of February 2007, provided that the agreements would not terminate as of that date if certain conditions were met. We have satisfied the conditions, and the agreements currently remain in force and effect. These agreements were assumed as a result of the merger with CancerVax in 2006. During 2006, CancerVax paid $0.5 million pursuant to these agreements. There were no further payments made during 2006 under these agreements.

Note 19.	Research and Development Agreements

The Company has been party to the following significant research and development agreements related to its research and development strategy:

Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was recently acquired by Merck KGaA and that is now called Merck Serono Biopharmaceuticals S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10 million and has made three milestone payments in the total amount of $12 million to date. The most recent milestone paid was a $10 million payment made in November 2006 after the delivery by us of the study reports on two phase 2a clinical trials conducted with adecatumumab. Overall, the agreement provides for Serono to pay up to $138 million in milestone payments (of which $12 million above has been paid to date) if adecatumumab is successfully developed and registered worldwide in at least three indications.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreement, Serono bears all costs of product development and manufacturing, subject to our participation right as described below. The original agreement provided that upon the completion of both phase 2 clinical studies in September 2006, Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States and/or Europe. On November 24, 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial designed to demonstrate the safety of adecatumumab as a monotherapy in patients with other kinds of solid tumors. The agreement defines this phase of the collaboration as the “Micromet Program.” Merck Serono will continue to bear the development expenses associated with the collaboration. Further, under the amended agreement we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States and/or Europe after the end of both phase 1 clinical trials. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for either of the ongoing and planned phase 1 trials, and for convenience with prior notice. Either party may terminate for material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

For accounting purposes, the deliverables within the license and collaboration agreement with Merck Serono have been considered for separation. The license granted and the payments for research and development services performed under the Micromet Program of the collaboration agreement have been identified as a combined unit of accounting. Revenue related to the combined unit of accounting will be recognized using a proportionate performance model over the period of the Micromet Program. Revenues related to product sales will be recognized when such sales occur.

Including milestone payments, we recognized revenues of approximately $18.1 million, $13.4 million and $1.1 million associated with this license and collaboration agreement in the years ended December 31, 2006, 2005 and 2004, respectively.

Enzon

In April 2002, we entered into a multi-year strategic collaboration with Enzon to identify and develop the next generation of antibody-based therapeutics. In June 2004, we and Enzon amended and restated our collaboration to advance certain novel single-chain antibody (“SCA”) therapeutics toward clinical development. During the first phase of the collaboration, between April 2002 and June 2004, the parties established a research and development unit at our facility and generated several new SCA compounds and monoclonal antibodies against targets in the field of inflammatory and autoimmune diseases.

On November 28, 2005, we and Enzon announced an agreement to end our collaboration. Under the termination agreement, Enzon made a final payment to us in satisfaction of its obligations under the collaboration. In addition, we received rights to the lead compound (MT203) generated within the scope of the collaboration and Enzon will receive royalties on any future resultant product sales. The termination of the research and development collaboration does not impact the other existing agreements between us and Enzon. We and Enzon will continue to market our combined complementary patent estates in the SCA field, and we remain the exclusive worldwide marketing partner as discussed in Note 18.

We recorded revenue of approximately $4.0 million and $3.4 million associated with the collaboration agreement in the years ended December 31, 2005 and 2004, respectively. We also recorded fees billed by Enzon to us of approximately $62,000 associated with the collaboration agreement in each of the years ended December 31,

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004, which are included in research and development expenses in the consolidated statements of operations.

MedImmune

On June 6, 2003, we entered into the following agreements with MedImmune:

MT103 Collaboration and License Agreement

We and MedImmune signed an agreement to jointly develop our B cell tumor drug, MT103, the most advanced representative of our BiTE platform. Under the terms of the collaboration and license agreement, MedImmune received a license to MT103 and assumed responsibility for clinical development, registration and commercialization of MT103 in North America. As part of the agreement, MedImmune has developed the commercial manufacturing process will and supply clinical trial material as well as commercial products for all markets. We retained rights to MT103 outside of North America. We will receive milestone payments based on the successful development, filing, registration and marketing of MT103, as well as royalties on MedImmune’s North American sales of the product. In addition, MedImmune covered certain development costs incurred by us in support of the Investigational New Drug (“IND”) application filing for MT103 made in September 2006. After submission of the IND, the parties will share development costs of jointly conducted clinical trials in accordance with the specifications of the agreement.

We recorded revenue of approximately $2.8 million, $2.3 million and $3.7 million associated with this agreement in the years ended December 31, 2006, 2005 and 2004, respectively.

BiTE Research Collaboration Agreement

In June 2003, we entered in a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated a BiTE binding to tyrosine kinase EphA2 and a BiTE binding to carcinoembryonic antigen (CEA) based on the BiTE platform. MedImmune is obligated to make milestone payments and pay royalties to us on net sales of the EphA2 BiTE and CEA BiTE. Furthermore, we have exclusive rights to develop and sell the CEA BiTE in Europe, and we also retain the option to obtain the right to co-promote the EphA2 BiTE in Europe. MedImmune is obligated to reimburse our full development costs incurred pursuant to development activities under the agreement up to and including phase 1 clinical trials.

We recorded revenue of approximately $2.5 million, $3.4 million and $3.2 million associated with this agreement in the years ended December 31, 2006, 2005 and 2004, respectively.

Rentschler Biotechnologie

In September 2002, we entered into a process development agreement with Rentschler Biotechnology GmbH (“Rentschler”) to establish fermentation and down-stream processing procedures under Good Manufacturing Processes (“GMP”) requirements in the 250L fermenter scale for the adecatumumab program. This agreement was amended on August 19, 2004 by a new production agreement for clinical trial material. Under the terms of the new agreement, the drug substance is billed at a fixed price per gram in accordance with the contractual specifications.

We recorded expenses of approximately $0.5 million, $0.5 million and $4.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, related to this agreement, which are included in research and development expenses in the consolidated statements of operations.

Boehringer Ingelheim

In December 2003, we entered into a process development agreement with Boehringer Ingelheim Pharma GmbH & Co. KG. Under the agreement, Boehringer Ingelheim is developing a commercial scale process for adecatumumab. Boehringer Ingelheim will supply us with material for clinical trials.

If we do not enter into a commercial supply agreement with Boehringer Ingelheim, or if we intend to establish a second source of supply, we have the right to manufacture adecatumumab under a license to Boehringer

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ingelheim’s high expression technology and the process developed for adecatumumab. Such license would carry an obligation for us to make milestone payments and pay royalties based on net sales of adecatumumab.

We recorded expenses of approximately $39,000, $1.6 million and $3.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, related to this agreement, which are included in research and development expenses in the statements of operations.

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

Note 20.	Legal Proceedings

Cell Therapeutics/Novuspharma

On January 2, 2004, our collaborator, Novuspharma S.p.A., was acquired by Cell Therapeutics Inc. (“CTI”). Subsequently, CTI management announced that it would not make any payments to us for outstanding invoices and contractual obligations. At that date, €4.9 million, or $6.1 million, of invoices submitted for payment to Novuspharma were not paid, of which €2.2 million, or $2.7 million, was invoiced in 2003 and €2.7 million, or $3.4 million, was invoiced in 2004. As collectability was not reasonably assured, we did not record revenues and receivables related to these unpaid invoices.

On February 10, 2004, the collaboration agreement with CTI was terminated on the basis of the failure of CTI to meet its contractual payment obligations. On the same date, we commenced legal proceedings against CTI for breach of contract. On February 23, 2004, CTI filed a counterclaim against us. Based on its assessment of the contract, management believed that we would prevail against the countersuit, and therefore no financial provisions were made in our financial statements. In December 2005, the parties submitted the dispute to non-binding mediation. This mediation led to a settlement agreement with CTI on May 3, 2006, pursuant to which CTI made a payment of $1.9 million to Micromet AG. The settlement payment was included in collaboration revenue during the quarter ended June 30, 2006 because the amount would have been recorded as collaboration revenue had the original contract been fulfilled.

Curis

On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolved a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million, or $2.6 million. Curis had requested immediate repayment of this amount at the time of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and will pay €1.0 million on or before May 31, 2007. The second payment will be reduced to €0.8 million if the payment is made on or before April 30, 2007. The payments will be made by us without any interest charges. Both parties bear their own costs incurred in connection with the litigation.

Patent Opposition in Europe

Micromet AG’s patent EP1071752B1 was opposed under Articles 99 and 100 of the European Patent Convention (“EPC”), by Affimed Therapeutics AG in March 2004. The opponent alleged that the patent does not fulfill the requirements of the EPC. On January 19, 2006, the Opposition Division of the European Patent Office

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EPO”) revoked the opposition in oral proceedings according to Article 116 of the EPC and maintained the patent as granted. The opponent filed a notice of appeal on May 30, 2006. On August 7, 2006, Micromet AG and Affimed entered into a settlement agreement pursuant to which Micromet AG reimbursed Affimed for a portion of its legal costs in the amount of €75,000, or $96,000, and Affimed agreed to withdraw the opposition. We were notified of the closure of appeal proceedings by the EPO on November 11, 2006.

Other Matters

We are involved in certain claims and inquiries that are routine to our business. Legal proceedings tend to be unpredictable and costly. Based on currently available information, we believe that the resolution of pending claims, regulatory inquiries and legal proceedings will not have a material effect on our operating results, financial position or liquidity position.

Note 21.	Restructuring

We initiated extensive restructuring measures in 2004 after the termination of the CTI collaboration described in Note 20. The restructuring measures included a reduction of our workforce from 135 full-time employees to 90, which was initiated in January 2004 and completed at the end of March 2004. As part of this restructuring, we paid termination benefits of approximately $369,000, of which $328,000 and $41,000, were included in research and development and general and administrative expense, respectively.

As a consequence of the restructuring of operations during 2004, we ceased use of certain space under our Munich building lease agreement in December 2004. Pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the fair value of the liability at the cease-use date should be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained. Accordingly, we recorded accruals as of December 31, 2004 in the amount of €840,000, or $1,146,000, determined using a credit-adjusted risk free discount rate of 17%, for net losses on the sublease for the remaining lease period. The related expense is recorded in research and development expenses. Activity in the restructuring accruals account during 2006 and 2005 was as follows (in thousands):

	2006	2005

Beginning balance January 1,	$599	$1,146
Amounts paid	(269)	(562)
Accretion expense	86	147
Currency translation adjustment	56	(132)

Ending balance December 31,	$472	$599

Note 22.	Segment Disclosures

We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

United States	$5,762	$11,416	$14,475
Switzerland	20,271	13,520	1,407
All others	1,550	787	859

	$27,583	$25,723	$16,741

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets:

All long-lived assets for the years ended December 31, 2006, 2005 and 2004 were located in Germany, except for $19,000 located in the U.S. as of December 31, 2006.

Note 23.	Subsequent Events

In March 2007, we entered into an agreement with Tracon Pharmaceuticals, Inc. (“Tracon”), under which we granted Tracon an exclusive, worldwide license to develop and commercialize our D93 antibody. Under the agreement, Tracon also has an option to expand the license to an additional antibody, and upon the exercise of the option, the financial and other terms applicable to D93 would become applicable to such other antibody. Under the terms of the agreement, Tracon will be responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. Tracon is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. If D93 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million.

Note 24.	Quarterly Financial Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues(1)	$4,123	$5,017	$4,636	$13,807
Total operating expenses(2)	5,736	34,386	10,152	10,880
Net income (loss)	(2,166)	(29,455)	(5,766)	3,395
Basic net income (loss) per common share	(0.12)	(1.18)	(0.19)	0.11
Diluted net income (loss) per common share	(0.12)	(1.18)	(0.19)	0.11

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$5,791	$5,727	$5,526	$8,679
Total operating expenses	8,912	8,263	8,819	9,446
Net loss attributable to common stockholders	(4,241)	(3,620)	(4,464)	(6,725)
Basic and diluted net loss per common share	(2.82)	(2.40)	(2.96)	(0.42)

(1)	Included in revenues in the 4th quarter of 2006 is the receipt of a Merck Serono milestone payment of $10.0 million under our collaboration agreement.

(2)	Included in total operating expenses in the 2nd quarter of 2006 is a write-off of in-process research and development of $20.9 million, which was recorded as an expense immediately upon completion of the merger.