Form 10-Q
period 2007-03-31
MICROMET, INC.
filed 2007-05-10
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-50440
MICROMET, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6707 Democracy Boulevard, Suite 505, Bethesda, MD	20817

(Address of principal executive offices)	(Zip Code)
(240) 752-1420
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
Large accelerated filer    ☐       Accelerated filer    ☑       Non-accelerated filer    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes       ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of May 1, 2007 was 31,504,065.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,787	$24,301
Accounts receivable	2,414	2,319
Prepaid expenses and other current assets	2,550	2,048

Total current assets	20,751	28,668
Property and equipment, net	3,333	3,357
Loans to employees	—	78
Goodwill	6,917	6,917
Patents, net	8,442	8,850
Deposits and other assets	285	243
Restricted cash	3,099	3,059

Total assets	$42,827	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,775	$1,680
Accrued expenses	6,777	10,153
Other liabilities	943	366
Short-term note	1,334	1,320
Current portion of long-term debt obligations	44	599
Current portion of deferred revenue	2,482	2,972

Total current liabilities	13,355	17,090
Deferred revenue, net of current portion	1,589	195
Other non-current liabilities	1,832	1,961
Long-term debt obligations, net of current portion	7,592	7,408
Commitments
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 31,504 and 31,419 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	164,964	163,482
Stock subscription receivables	—	(27)
Accumulated other comprehensive income	5,891	5,869
Accumulated deficit	(152,397)	(144,807)

Total stockholders’ equity	18,459	24,518

Total liabilities and stockholders’ equity	$42,827	$51,172

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Collaboration agreements	$2,545	$3,869
License fees	199	241
Other	26	13

Total revenues	2,770	4,123
Operating expenses:
Research and development	6,710	4,536
General and administrative	3,562	1,200

Total operating expenses	10,272	5,736

Loss from operations	(7,502)	(1,613)
Other income (expense):
Interest expense	(256)	(454)
Interest income	126	37
Other income (expense)	42	(136)

Net loss	$(7,590)	$(2,166)

Basic and diluted net loss per common share	$(0.24)	$(0.12)

Weighted average shares used to compute basic and diluted net loss per share	31,499	18,099

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,590)	$(2,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	729
Non-cash interest on long-term debt obligations	229	172
Stock-based compensation expense	1,227	—
Net loss on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(80)	1,276
Prepaid expenses and other current assets	(503)	(1,430)
Accounts payable, accrued expenses and other liabilities	(2,796)	(2,317)
Deferred revenue	889	(2,007)

Net cash used in operating activities	(7,849)	(5,743)
Cash flows from investing activities:
Proceeds from repayments of loans to employees	67	—
Purchases of property and equipment	(36)	(36)
Restricted cash used as collateral	(33)	—

Net cash used in investing activities	(2)	(36)
Cash flows from financing activities:
Proceeds from issuance of preferred shares	—	4,375
Proceeds from stock subscription receivable	27	—
Principal payments on long-term debt obligations	(674)	(129)
Principal payments on capital lease obligations	(26)	(14)

Net cash (used in) provided by financing activities	(673)	4,232
Effect of exchange rate changes on cash and cash equivalents	10	218

Net decrease in cash and cash equivalents	(8,514)	(1,329)
Cash and cash equivalents at beginning of period	24,301	11,414

Cash and cash equivalents at end of period	$15,787	$10,085

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$152	$—
Issuance of shares in connection with employee severance payment	$250	$—
Issuance of shares in connection with compensation for board of director services	$5	$—
The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Business Overview
     Micromet, Inc. (“Micromet”) is a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Two product candidates are currently in clinical trials. MT103 (also known as “MEDI-538”), which is the first product candidate based on Micromet’s novel BiTE® product development platform, is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. The BiTE product development platform is based on a unique, antibody-based format that leverages the cytotoxic potential of T cells, widely recognized as the most powerful ‘killer cells’ of the human immune system. Adecatumumab (also known as “MT201”), a recombinant human monoclonal antibody which targets EpCAM expressing tumors, has completed two phase 2a clinical trials, one in patients with metastatic breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. Micromet has established collaborations with MedImmune, Inc. for MT103, Merck Serono for adecatumumab and TRACON Pharmaceuticals for D93. We operate in only one business segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.
Note 2. Basis of Presentation
     On May 5, 2006, CancerVax Corporation (“CancerVax”) completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc. (“Micromet Holdings”), a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders and other security holders an aggregate of 19,761,688 shares of CancerVax common stock, and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.”
     As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG, and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; Tarcanta, Inc.; Tarcanta Limited; and Cell-Matrix, Inc. Substantially all of the post-merger operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.
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
     The condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited financial statements as of December 31, 2006 and 2005 and each of the three years in the period ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.
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
     Unless otherwise indicated, the pre-merger financial information of Micromet AG has been restated to reflect the closing of our merger and the related conversion of all Micromet AG capital stock into Micromet Holdings common stock, the conversion of each share of Micromet Holdings common stock into 15.74176 shares of Micromet, Inc. common stock, a 1-for-3 reverse stock split of our outstanding common stock that became effective upon the closing of the merger and a final par value of $0.00004 per common share.
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of March 31, 2007, we had an accumulated deficit of $152.4 million, and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2008, without considering any potential future milestone payments which we may receive under current or future collaborations, any future capital raising transactions or draw-downs from the committed equity financing facility with Kingsbridge Capital Limited.
Note 3. Summary of Significant Accounting Policies
     Foreign Currency Translation
     The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency for all of our subsidiaries is the U.S. dollar, with the exception of Micromet AG, whose functional currency is the European Euro. The assets and liabilities of Micromet AG are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The equity accounts of Micromet AG are translated into U.S. dollars at historical exchange rates. Micromet AG’s statement of operations data are translated into U.S. dollars at the average exchange rate in effect for the period. Micromet AG’s operating cash flow data are translated into U.S. dollars at the average exchange rate in effect for the period, and investing and financing cash flow data are translated into U.S. dollars at the exchange rate in effect at the date of the underlying transaction. The gains and losses from currency translation of Euros to U.S. dollars on the financial statements of Micromet AG are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. Transaction gains and losses are recorded in the statement of operations in other income (expense) and amounted to $57,000 and $(225,000) for the three months ended March 31, 2007 and 2006, respectively.
     Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
     Restricted Cash
     As of March 31, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposit that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany;

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax; and

•	$33,000 relates to a new lease agreement for approximately 4,000 square feet of space that will be used for our new corporate headquarters in Bethesda, Maryland (see Note 13).
     Accounts Receivable
     Receivables are stated at their cost less an allowance for any uncollectible amounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. Based on management’s assessment, no allowances were necessary as of March 31, 2007 and December 31, 2006.

     Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Major replacements and improvements that extend the useful life of assets are capitalized, while general repairs and maintenance are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is shorter.
     Purchase Price Allocation for Business Combinations
     The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In fiscal 2006, we completed our merger with CancerVax. See Note 5 for a detailed discussion, including the purchase price allocation.
     Goodwill
     We have goodwill with a carrying value of $6.9 million at March 31, 2007, which resulted from our merger with CancerVax in May 2006. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date. On October 1, 2006, we conducted an assessment of the goodwill carrying value and found no indication of impairment. In March 2007, after entering into a license agreement with TRACON Pharmaceuticals (see Note 11), we again conducted an assessment of the goodwill carrying value and found no indication of impairment.
     Patents
     We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.
     Impairment of Long-Lived and Identifiable Intangible Assets
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges to our long-lived or intangible assets have been recognized through March 31, 2007.
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

     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through March 31, 2007, we have not received or recognized any royalty payments.
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
     Contingencies
     Contingent gains are not recorded in our financial statements because this accounting treatment could result in the recognition of gains that might never be realized. Contingent losses are only recorded in our financial statements if it is probable that a loss will result from a contingency and the amount can be reasonably estimated.
     Total Comprehensive Loss
     For the three months ended March 31, 2007 and 2006 comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(7,590)	$(2,166)
Foreign currency translation adjustments	22	(227)

Total comprehensive loss	$(7,568)	$(2,393)

     Stock-Based Compensation
     We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as stock-based compensation expense over the service period, net of estimated forfeitures, using the straight-line attribution method. Compensation expense related to stock-based awards are allocated to research and development or general and administrative based upon the department to which the associated employee reports. Stock-based awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed.
     For the three months ended March 31, 2007, we recognized $1.2 million of total stock-based compensation expense related to our stock-based awards. There was no stock-based compensation expense recorded for the three months ended March 31, 2006 because this period reflects solely the results of operations of Micromet AG. As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $5.1 million and the weighted average period over which it is expected to be recognized is 2.6 years.
     On February 1, 2007, we granted employees stock options to purchase an aggregate of 1,099,000 shares of our common stock. The exercise price was equal to the closing price of our common stock on the trading date immediately preceding the date of grant. For those options granted to employees who were hired prior to May 5, 2006, 22% of the shares underlying the option grant vested on the date of grant, February 1, 2007, with the remaining 78% vesting in equal monthly installments until May 31, 2009. Of the 1,099,000 options granted, 861,500 had this vesting feature. For those options granted to employees who were hired after May 5, 2006, 25% of the shares underlying the option grant vest on the first anniversary of the date of grant, with the remainder vesting in thirty-six equal monthly installments thereafter. There were no stock options granted during the first quarter of 2006.

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
     Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 4,643,000 and 3,029,000 shares and common stock warrants in the amount of 918,726 and 55,316 shares as of March 31, 2007 and 2006, respectively.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the valuation of stock-based compensation, and the valuation of long-lived assets. Actual results could differ from those estimates.
     Reclassification
     Certain amounts in the previous period financial statements have been reclassified to conform to the current period presentation.
     Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 159 will have on our results of operations and financial condition.
Note 4. Income Taxes
     In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
     We adopted the provisions of FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. We did not recognize an increase in the liability for unrecognized tax benefits as a result of the implementation of FIN No. 48. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have an accrual for interest and penalties on our balance sheets at December 31, 2006 and at March 31, 2007, and we have not recognized any interest and/or penalties in the statement of operations for the first quarter of 2007.
     We are subject to taxation in the United States, Germany and various state jurisdictions. Our tax years for 1999 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits. Our German tax returns for tax years 2004 and forward are subject to examination by the German tax authorities.
     The adoption of FIN No. 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $89.4 million. The deferred tax assets are primarily composed of foreign, federal and state tax net operating loss carryfowards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset.
Note 5. Merger with CancerVax
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
     Pro Forma Results of Operations
     The results of operations of CancerVax are included in Micromet, Inc.’s consolidated financial statements from the closing date of the merger on May 5, 2006. The following table presents pro forma results of operations and gives effect to the merger transaction as if the merger had been consummated at January 1, 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at January 1, 2006 or of the results that may occur in the future.

	Three months ended March 31,
	2007	2006
Revenues	$2,770	$4,575

Net loss	$(7,590)	$(10,122)

Basic and diluted net loss per common share	$(0.24)	$(0.37)

Note 6. Other Non-Current Liabilities
     Included in the March 31, 2007 other non-current liabilities balance of $1.8 million is a lease exit liability for the Munich, Germany facility as a consequence of a restructuring of Micromet AG operations during 2004. The following table summarizes the activity in this obligation for the three months ended March 31, 2007 (in thousands):

Accrued				Accrued
Balance as of			Currency	Balance as of
December 31,	Amounts Paid	Accretion	Translation	March 31,
2006	in Period	Expense	Adjustment	2007
$472	$(33)	$21	$4	$464

     Of the $464,000 lease exit liability as of March 31, 2007, $57,000 is current and $407,000 is non-current.
Note 7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
TBG borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6% to 7%	$2,104	$2,015
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	—	586
TBFB borrowings due December 31, 2008; interest payable quarterly at 6%	3,492	3,386
MedImmune borrowings due June 6, 2010; interest payable monthly at 4.5%	2,040	2,020

Total long-term debt obligations	7,636	8,007
Less: current portion	(44)	(599)

Long-term debt obligations, net of current portion	$7,592	$7,408

     Scheduled repayment of principal for the debt agreements is as follows as of March 31, 2007 (in thousands):

2007	$44
2008	5,552
2009	—
2010	2,040

Total	$7,636

Note 8. Commitments and Contingencies
     Leases
     Future minimum lease payments under non-cancelable operating and capital leases as of March 31, 2007 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2007 (April 1, 2007 – December 31, 2007)	$138	$3,511
2008	162	4,674
2009	24	4,686
2010	—	4,759
2011	—	4,836
Thereafter	—	2,412

Total minimum lease payments	324	$24,878

Less: amount representing imputed interest	20

Present value of minimum lease payments	304
Less: current portion	169

Capital lease obligation, less current portion	$135

     The minimum lease payments shown above exclude any sublease income that we expect to receive under the terms of a sublease agreement related to CancerVax’s former headquarters which amounts to $0.7 million, $1.0 million, $1.0 million, $1.1 million, $1.1 million, and $0.6 million for the remainder of 2007 and for each of the years ended December 31, 2008 through 2012, respectively.
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
     Our fixed commitments under license and research and development agreements are as follows (in thousands):

2007 (April 1, 2007- December 31, 2007)	$1,250
2008	155
2009	55
2010	55
2011	55
Thereafter	275

Total minimum payments	$1,845

     Other Taxes
     We had accruals for contingent liabilities related to non-income tax matters as of December 31, 2006 in the amount of $1.7 million, which included:
•	$1.3 million related to withholding tax duty on past royalty payments made to collaborative partners who reside outside of Germany. We paid this amount to the German tax authorities during the first quarter of 2007 in order to settle this liability. We are currently pursuing reimbursement of these taxes paid, because the recipients of these royalty payments are exempt from withholding taxes, by coordinating additional tax authority filings with these collaborative partners; and

•	$0.4 million related to a disallowed reimbursement of German Value Added Tax incurred on expenses as a result of a 2001 increase of stated capital. The German tax authorities had originally denied the deduction, and we filed an appeal against the related assessment and accrued amounts potentially owed. The appeal was pending for several years and depended on the authorities’ review of a model case then pending with the German supreme fiscal court in a similar matter. This matter was resolved in our favor in the first quarter of 2007 at which time the accrual was reversed and the $0.4 million benefit was included in general and administrative expenses.
Note 9. Employee Loans
     We granted unsecured loans to employees with interest rates ranging up to 6%. As of December 31, 2006, the total outstanding loans to employees amounted to $78,000. In the first quarter of 2007, these loans were either repaid in full or partially forgiven, resulting in compensation expense of $10,000.
Note 10. Stock Subscription Receivable
     During 1998, treasury stock was issued to employees in exchange for non-interest bearing stock subscription receivables. The balance of such receivables as of December 31, 2006 was $27,000. In the first quarter of 2007, these receivables were either repaid in full or partially forgiven, resulting in compensation expense of $8,000.
Note 11. License Agreements and Collaborations
     On March 14, 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc. (“Tracon”), under which we granted Tracon an exclusive, worldwide license to develop and commercialize D93, our antibody targeting denatured collagen. Under the agreement, Tracon also has an option to expand the license to an additional antibody, and upon the exercise of the option, the financial and other terms applicable to D93 would become applicable to such other antibody. Under the terms of the agreement, Tracon will be responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. We will transfer to Tracon certain materials, including our inventory of D93 clinical trial materials, stored at our contract manufacturer. Tracon is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. External costs that we incur related to intellectual property for D93 will be reimbursed by Tracon. In addition, Tracon will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the point in development when Tracon enters into the sublicense agreement. If D93 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. Tracon may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.
Note 12. Segment Reporting
     We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using our proprietary technologies.
Note 13. Subsequent Events
     In April 2007, we received the required consent of our landlord to enter into an amendment to our existing sublease agreement with Genoptix, Inc. pursuant to which Genoptix will sublease the remaining 15,091 square feet of office space at our former headquarters in Carlsbad, California. This space is now fully subleased. As in the existing sublease, the term of the sublease will expire on June 30, 2012. Genoptix will be responsible for all expenses incurred in the operation or maintenance of the facility over the term of the sublease.
     In May 2007, we entered into a lease agreement (the “Lease”) with Second Rock Spring Rock Limited Partnership under which we have agreed to lease approximately 4,000 square feet of office space for our corporate headquarters in Bethesda, Maryland (the “Premises”). The commencement date of the Lease was April 1, 2007, and the Lease has a term through April 30, 2012. Our obligation to pay rent under the Lease began as of May 1, 2007. Our initial base rent for the Premises is $10,955.21 per month, increasing by 3% each year under the Lease. Beginning on May 1, 2008, we will also be responsible for our pro rata share of increases in real estate taxes and operating expenses associated with the Premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II — Item 1A below under the caption “Risk Factors.”
     The interim financial statements and this Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
     For periods prior to May 4, 2006, the results of operations and cash flows presented in the interim financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger) through March 31, 2007, the results of operations and cash flows presented in the interim financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the three months ended March 31, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the three months ended March 31, 2006.
Overview
  Merger of CancerVax Corporation and Micromet AG
     On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company, pursuant to which CancerVax’s wholly-owned subsidiary, Carlsbad Acquisition Corporation, merged with and into Micromet Holdings, Inc., a newly created parent corporation of Micromet AG. Micromet Holdings became a wholly-owned subsidiary of CancerVax and was the surviving corporation in the merger. CancerVax issued to Micromet AG stockholders and certain other security holders shares of CancerVax common stock, and CancerVax assumed all of the stock options, stock warrants and restricted stock of Micromet Holdings outstanding as of May 5, 2006, such that the former Micromet AG stockholders, option holders, warrant holders and note holders owned, as of the closing, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax stockholders, option holders and warrant holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. In connection with the merger, CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.”
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
  Ongoing Business Activities
     We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Two of our product candidates are currently in clinical trials, while the remainder of our pipeline is in preclinical development. MT103, also known as “MEDI-538”, which is the first product candidate based on our proprietary BiTE® product development platform, is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkins lymphoma. The BiTE product development platform is based on a unique, antibody-based class of drug candidates that leverages the cytotoxic potential of T cells, widely recognized as the most powerful “killer cells” of the human immune system. Adecatumumab, also known as MT201, a recombinant human monoclonal antibody which targets EpCAM-expressing tumors, has completed two phase 2a clinical trials, one in patients with breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. We have established collaborations with MedImmune, Inc. for MT103, Merck Serono for adecatumumab and TRACON Pharmaceuticals for D93. We believe the BiTE product development platform gives us a strong proprietary technology platform for the development of additional antibody-based product candidates.

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
  Research and Development and In-Process Research and Development
     Through March 31, 2007, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, as well as pre-clinical development costs for a new BiTE molecule called MT110 and a new human antibody against granulocyte/macrophage colony stimulating factor, or GM-CSF, called MT203, and research activities under our collaboration with MedImmune and the BiTE platform. The costs incurred include costs associated with clinical trials and manufacturing development, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charged all research and development expenses to operations as incurred.
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
     Under our collaboration agreement with Merck Serono for adecatumumab, we have received $22.0 million in up-front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement the parties agreed that we would continue to conduct an ongoing clinical trial testing the safety of adecatumumab with docetaxel in patients suffering from metastatic breast cancer and a second clinical trial to be initiated in other solid tumors in 2007. All of our cost for development related to adecatumumab will be fully reimbursed by Merck Serono.
     Under our collaboration agreement with MedImmune for MT103, the agreement provides for potential future milestone payments and royalty payments based on net sales of MT103. A second agreement with MedImmune for the development of new BiTE product candidates provides for potential future milestone payments and royalty payments based on future sales of the BiTE product candidates currently under development pursuant to that agreement. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.
     Under our collaboration agreement with TRACON Pharmaceuticals, Inc. for D93, Tracon will be responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. We will transfer to Tracon certain materials, including our inventory of D93 clinical trial materials, stored at our contract manufacturer. Tracon is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. External costs that we incur related to intellectual property for D93 will be reimbursed by Tracon. In addition, Tracon will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues.
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
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through March 31, 2007, we have not received or recognized any royalty payments.
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
  Purchase Price Allocation in Business Combinations
     The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In fiscal 2006, we completed our merger with CancerVax. See Note 5 in the footnotes to our unaudited condensed consolidated financial statements included in this report for a detailed discussion, including the purchase price allocation.
  Goodwill
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and success probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of our merger with CancerVax, we recorded $6.9 million of goodwill. We performed our annual goodwill impairment test as of October 1, 2006 and determined that there was no impairment. In the first quarter of 2007, after entering into a licensing agreement with Tracon, we performed an updated goodwill impairment assessment in accordance with SFAS No. 142 and determined that the carrying amount of goodwill continued to be fully recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

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
  Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, or SAB 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Effective January 1, 2006, we began recognizing share-based compensation, under SFAS No. 123(R), for all awards granted after January 1, 2006 based on each award’s grant date fair value. Prior to adopting the provisions of SFAS No. 123(R), we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), following the minimum value method. Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized to expense over the vesting period using the straight-line method. We implemented SFAS No. 123(R) using the modified prospective transition method.
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. We apply the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the three-month period ended March 31, 2007 was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $5.1 million and the weighted average period over which it is expected to be recognized is 2.6 years.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 159 will have on our results of operations and financial condition.
Results of Operations
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Merck Serono revenue:
Collaborative R&D revenue	$1.0	$3.1
MedImmune revenue:
Collaborative R&D revenue	1.2	0.8
Milestone payment	0.3	—

Total revenue from MedImmune	1.5	0.8
License revenue	0.2	0.2
Other revenue	0.1	—

Total revenues	$2.8	$4.1

     Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of MT103 and their full cost responsibility for the development of two new BiTE candidates. The decrease in total revenues for the three months ended March 31, 2007 compared to the same period in 2006 results from lower revenues under the Merck Serono agreement, offset by an increase in revenues from the MedImmune programs. The decrease in Merck Serono revenue was a result of the completion of the phase 2a clinical studies during 2006 and that no such activity was ongoing during the first quarter of 2007. The increase in MedImmune revenue reflects the increase in activity under the MT103 and EphA2 and CEA BiTE molecule programs.
     Research and Development Expenses. Research and development expense consists of costs incurred to discover, research and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses were mainly incurred for production of good manufacturing practice, or GMP, grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. We expense research and development costs as incurred.
     Research and development expenses were $6.7 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Included in the 2007 amounts was a share-based compensation expense of $0.6 million, which was not reflected in 2006. The remaining increase in research and development expenses primarily results from a $0.5 million license fee paid to Applied Molecular Evolution as a result of the fees earned under the terms of the Tracon license agreement signed in March 2007, $0.3 million for GMP manufacturing materials related to the MT110 program, $0.3 million for legal fees related to our BiTE platform and from licensing activities, and an increase in Munich facility charges of $0.2 million.
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
     General and administrative expenses were $3.6 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Included in the 2007 amounts was a share-based compensation expense of $0.6 million, which was not reflected in 2006. Also included in the 2007 amounts was compensation expense of $0.2 million for the payment of severance to a former executive officer who had resigned and whose separation became effective in March 2007. The remainder of the increase in general and administrative expense results from integration costs relating to the merger, including an increased number of U.S.-based administrative personnel, and from the incremental costs associated with being a public company post-merger, including investor relations costs, legal, auditing and tax fees and increased directors and officers insurance premiums.
     Interest Expense. Interest expense for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.5 million, respectively. The decrease was primarily due to the conversion of convertible notes during 2006, which were no longer outstanding during the first quarter of 2007.
     Interest Income. Interest income for the three months ended March 31, 2007 was $126,000 compared to $37,000 for the three months ended March 31, 2006. The increase in interest income was primarily due to an increase in average cash balances, as a result of cash acquired in connection with the merger with CancerVax and from the net proceeds of $7.3 million received in the July 2006 private placement.
     Other Income (Expense). Other income (expense) includes foreign currency transaction gains (losses) and miscellaneous other items. Other income for the three months ended March 31, 2007 was $42,000 compared to an expense of $136,000 for the three months ended March 31, 2006. The increase results primarily from the difference in exchange rate fluctuations.
Liquidity and Capital Resources
     We had cash and cash equivalents of $15.8 million and $24.3 million as of March 31, 2007 and December 31, 2006, respectively. The decrease in 2007 results primarily from repayments of long-term debt and an increase in general operating expenses, as described above.

     Net cash used in operating activities was $7.8 million for the three months ended March 31, 2007, compared to $5.7 million used in operating activities for the three months ended March 31, 2006. The decrease in cash flows from operating activities from 2006 to 2007 was primarily due to the larger net loss resulting from decreased revenues and increased expenses explained above, partially offset by the upfront licensing and clinical trial material supply fees received in March 2007 related to the Tracon license.
     Net cash used in investing activities was $2,000 for the three months ended March 31, 2007, compared to $36,000 used in investing activities for the three months ended March 31, 2006. The increase was due to the repayment of employee loans partially offset by the increase in restricted cash required by the lease of our new corporate headquarters.
     Net cash used in financing activities was $0.7 million for the three months March 31, 2007, compared to $4.2 million provided by financing activities for the three months ended March 31, 2006. Investor capital contributions of $4.4 million during the three months ended March 31, 2006 but not present in 2007 account for the majority of the difference, partially offset by an increase of $0.5 million in repayments of outstanding long-term debt obligations.
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
     Prior to our merger with CancerVax, CancerVax was a party to three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s corporate headquarters. During the second quarter of 2006 CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. We paid termination-related fees of approximately $0.6 million in connection with the termination of the warehouse facility. Our remaining estimated lease exit liability related to the two outstanding leases amounted to $1.3 million at March 31, 2007, of which $0.5 million is included in accrued expenses and $0.8 million is included in other non-current liabilities. In April 2007, we entered into a sublease agreement for the remaining 15,091 square feet of CancerVax’s former corporate headquarters.
     During May 2007, we entered into a lease agreement for approximately 4,000 square feet of office space to be used for our new corporate headquarters in Bethesda, Maryland. The building lease had an effective date of April 1, 2007 and will expire in 2012. The initial base rent is approximately $131,000 per year, payable monthly.
     As of March 31, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposits that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany;

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax described above; and

•	$33,000 relates to a new lease agreement for approximately 4,000 square feet of space that will be used for our new corporate headquarters in Bethesda, Maryland.

     On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolves a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of a then outstanding promissory note in the principal amount of €2.0 million, or $2.6 million. Curis had requested immediate repayment of the remaining €2.0 million at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and have paid €0.8 million, or $1.1 million, in April 2007. These payments did not include any interest charges and the note is now paid in full.
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
Contractual Obligations
     We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements, as well as a new operating lease executed in May 2007 related to our new corporate headquarters. The following table sets forth our significant contractual obligations as of March 31, 2007 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases	$24,878	$3,511	$9,359	$9,595	$2,413
Long-term debt — MedImmune	2,040	—	—	2,040	—
Silent partnership obligations	5,596	44	5,552	—	—
Contractual payments under licensing and research and development agreements	1,845	1,250	210	110	275
Capital leases	324	138	186	—	—
Short-term note payable — Curis	1,334	1,334	—	—	—

	$36,017	$6,277	$15,307	$11,745	$2,688

(1)	Includes amounts payable from April 1, 2007 through December 31, 2007.
     As a result of our merger with CancerVax, we assumed licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Cautionary Note Regarding Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our products; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”
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
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of March 31, 2007, we had U.S. dollar-denominated cash and cash equivalents of $9.5 million and Euro-denominated liabilities of approximately €13.1 million. The Euro amount as of March 31, 2007 is equivalent to approximately $17.5 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2007, the end of the period covered by this report.
     Based upon our evaluation prior to the filing of our annual report on Form 10-K, our management concluded that our disclosure controls and procedures were ineffective as of December 31, 2006 because of material weaknesses in internal control over financial reporting, as described below.
     Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still ineffective as of March 31, 2007 to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
     Notwithstanding the deficiencies cited above that existed as of March 31, 2007, there have been no changes to reported financial results as a result of these identified material weaknesses, and our management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
     As reported in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, in connection with our management assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2006, we identified the following material weaknesses:
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
Management’s Remediation Plan
     Based on our findings that our disclosure controls and procedures were not effective and that we had several material weaknesses in internal controls over financial reporting, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts in 2007 will address the weaknesses in the remainder of 2007.
     Following the merger between Micromet AG and CancerVax in May 2006, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist. We intend to take the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment following the merger and integration of operations. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:

•	hiring a chief financial officer with significant U.S. public company experience in October 2006;

•	implementing additional preparation, review and approval procedures over estimations and accruals;

•	improving our procedures for verifying and documenting contract terms and implementing of a company-wide contract management system to facilitate the flow of information amongst various functional departments;

•	formalizing process and documentation related to financial statement closing and consolidation review, including more frequent interaction across all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	formalizing and enhancing documentation, oversight and review procedures related to accounting records of Micromet AG to ensure compliance with U.S. generally accepted accounting principles;

•	reviewing and making appropriate staffing adjustments at all company locations to enhance accounting expertise and additional oversight;

•	supplementing our accounting staff to improve the breadth and depth of experience;

•	engaging qualified accounting and tax consultants to aid us in the implementation of procedures and policies; and

•	improving training for, and integration and communication among, accounting staff.
     While management believes that the foregoing actions have had a positive effect on our internal control over financial reporting, all the changes necessary to remediate the material weakness in our internal control over financial reporting were not in place by March 31, 2007. We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and other control deficiencies as quickly as possible.
Changes in Internal Control over Financial Reporting
     Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
     The risk factors which follow are substantially the same as presented in our most recent annual report on Form 10-K, and we believe that the only material changes from such previously disclosed risk factors relate to the additional risk disclosures regarding the pending acquisition of MedImmune by AstraZeneca plc under the caption “Risks Relating to Our Collaborations and Clinical Programs” below.
Risks Relating to Our Financial Results, Financial Reporting and Need for Financing
We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve profitability.
     We have incurred losses from the inception of Micromet through March 31, 2007, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators, MedImmune, Merck Serono and TRACON Pharmaceuticals. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting charges or require us to change our compensation policies.
     Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development expenses, accounting for stock options, and in-process research and development costs are subject periodically to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.
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
     The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, a number of which we cannot control. Among the factors that could cause material fluctuations in the market price for our common stock are:
•	our ability to upgrade and implement our disclosure controls and our internal control over financial reporting;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new contracts or termination of existing contracts related to our clinical or preclinical product candidates or our BiTE technology platform;

•	announcements of the invalidity of, or litigation relating to, our key intellectual property;

•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;

•	our ability to successfully complete strategic collaborations with respect to our three product candidates (MT110, MT203 and MT204) for which we currently have retained all product rights;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.
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
     The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with MedImmune, Merck Serono and TRACON Pharmaceuticals. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful. The risks that we face in connection with these collaborations include the following:
•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If any of our collaborative partners were to terminate their agreements with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us.

•	Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.

•	Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our partnered product candidates to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration agreement with us. On April 23, 2007, our collaborator MedImmune announced that it has agreed to be acquired by AstraZeneca plc. If MedImmune or AstraZeneca were to perform a review of their development programs and re-evaluate their priorities in the development of their product candidates, this could result in a delay in the development of and the commercialization of our product candidate MT103, the CEA BiTE molecule, or the EphA2 BiTE molecule that in each case we are developing in collaboration with MedImmune, or termination of one or both of the collaboration agreements we have with MedImmune under which these product candidates are being developed. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for MT103 with another pharmaceutical company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for MT103 on our own. As a result, we may incur delays in the development of MT103 following any potential termination of the collaboration agreement with MedImmune, or we may need to reallocate financial resources that may cause delays in other development programs for our other product candidates.

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
If the combination of adecatumumab (MT201) with cytotoxics, such as docetaxel, is not tolerable or safe, if higher serum levels of adecatumumab cannot be administered safely, or if sufficient anti-tumor activity cannot be shown, we and our collaborator Merck Serono may decide to abandon all or part of the development program, and we could experience a material adverse impact on our results of operations.
     We previously have reported that the phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We have also reported that we are continuing the development of adecatumumab in a clinical trial in combination with docetaxel with escalating doses of adecatumumab to investigate the tolerability and the safety of this combination. We have also reported that we, in collaboration with Merck Serono, are planning to start a new phase 1 monotherapy study for the treatment of patients with solid tumors estimated to begin in 2007. If the combination of adecatumumab with docetaxel proves not to be tolerable or safe or if no higher serum levels of adecatumumab compared to previous clinical trials can be administered safely or if sufficient anti-tumor activity cannot be shown, we and our collaborator Merck Serono may decide to abandon all or part of the development program of adecatumumab and as a result we may experience a material adverse impact on our results of operations.
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
     We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with MedImmune, Merck Serono and TRACON Pharmaceuticals, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     As of May 4, 2007, we entered into a lease agreement (the “Lease”) with Second Rock Spring Rock Limited Partnership under which we have agreed to lease approximately 4,000 square feet of office space for our corporate headquarters in Bethesda, Maryland (the “Premises”). The commencement date of the Lease was April 1, 2007, and the Lease has a term through April 30, 2012. Our obligation to pay rent under the Lease began as of May 1, 2007. Our initial base rent for the Premises is $10,955.21 per month, increasing by 3% each year under the Lease. Beginning on May 1, 2008, we will also be responsible for our pro rata share of increases in real estate taxes and operating expenses associated with the Premises. The foregoing is a summary description of certain terms of the Lease and is qualified in its entirety by the text of the Lease which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007.

Item 6. Exhibits

Exhibit
Number	Description

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (5)	Second Amended and Restated Bylaws of the Registrant

3.5 (3)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.6 (6)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

10.1 *	License Agreement dated March 14, 2007 by and between Cell-Matrix, Inc. and Tracon Pharmaceuticals, Inc.

10.2	Amendment No. 1 to Sublease Agreement dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc.

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	Micromet, Inc.

	By:	/s/ Christopher P. Schnittker

Christopher P. Schnittker
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit
Number	Description

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (5)	Second Amended and Restated Bylaws of the Registrant

3.5 (3)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.6 (6)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

10.1 *	License Agreement dated March 14, 2007 by and between Cell-Matrix, Inc. and Tracon Pharmaceuticals, Inc.

10.2	Amendment No. 1 to Sublease Agreement dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc.

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 **	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.