Form 10-K/A
period 2006-12-31
MICROMET, INC.
filed 2007-05-11
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-50440
Micromet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6707 Democracy Boulevard, Suite 505, Bethesda, MD	20817

(Address of principal executive offices)	(Zip Code)
(760) 494-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.00004 per share	Name of Each Exchange on Which Registered Nasdaq Global Market
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2007 are incorporated by reference into Part III of this report.

MICROMET, INC.
AMENDMENT NO. 1 TO THE
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
Explanatory Note
     This Amendment No. 1 to Form 10-K for the year ended December 31, 2006 (the “Form 10-K/A”) is being filed solely for the purpose of amending and restating Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 16, 2007 (the “Form 10-K”) to correct an inadvertent typographical error that was contained in the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting in the Form 10-K. There are no changes to the Company’s reported financial results or any other item of the Form 10-K. Unless otherwise indicated, all information in this Form 10-K/A is as of December 31, 2006 and does not reflect any subsequent information or events.

Table of Contents

PART II
Item 9A. Controls and Procedures	2

PART IV

Item 15. Exhibits and Financial Statement Schedules	6

Signatures	7

PART II
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (3) Exhibits

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Dated: May 10, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CHRISTIAN ITIN Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2007

/s/ CHRISTOPHER P. SCHNITTKER Christopher P. Schnittker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2007

* David F. Hale	Director Chairman of the Board of Directors	May 10, 2007

* Jerry C. Benjamin	Director	May 10, 2007

* John E. Berriman	Director	May 10, 2007

* Michael G. Carter	Director	May 10, 2007

* Peter Johann	Director	May 10, 2007

* Barclay A. Phillips	Director	May 10, 2007

* Phillip M. Schneider	Director	May 10, 2007

* Otello Stampacchia	Director	May 10, 2007

* By /s/ CHRISTOPHER P. SCHNITTKER Attorney-in-Fact		May 10, 2007

Exhibit List

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.