Form 10-Q
period 2007-06-30
MICROMET, INC.
filed 2007-08-09
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of August 1, 2007 was 40,723,376.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,974	$24,301
Accounts receivable	3,350	2,319
Prepaid expenses and other current assets	2,679	2,048

Total current assets	44,003	28,668
Property and equipment, net	3,459	3,357
Loans to employees	—	78
Goodwill	6,917	6,917
Patents, net	8,028	8,850
Other long-term assets	780	243
Restricted cash	3,107	3,059

Total assets	$66,294	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$993	$1,680
Accrued expenses	5,715	10,153
Common stock warrants liability	6,446	—
Other liabilities	1,201	366
Short-term note	156	1,320
Current portion of long-term debt obligations	3,528	599
Current portion of deferred revenue	4,543	2,972

Total current liabilities	22,582	17,090
Deferred revenue, net of current portion	7,905	195
Other non-current liabilities	2,325	1,961
Long-term debt obligations, net of current portion	4,179	7,408
Commitments
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 40,723 and 31,419 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	1
Additional paid-in capital	182,229	163,482
Stock subscription receivables	—	(27)
Accumulated other comprehensive income	5,938	5,869
Accumulated deficit	(158,866)	(144,807)

Total stockholders’ equity	29,303	24,518

Total liabilities and stockholders’ equity	$66,294	$51,172

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Collaboration agreements	$2,548	$4,518	$5,093	$8,387
License fees	446	480	645	721
Other	72	19	98	32

Total revenues	3,066	5,017	5,836	9,140
Operating expenses:
Research and development	6,714	9,496	13,424	14,032
In-process research and development	—	20,890	—	20,890
General and administrative	4,370	4,000	7,932	5,200

Total operating expenses	11,084	34,386	21,356	40,122

Loss from operations	(8,018)	(29,369)	(15,520)	(30,982)
Other income (expense):
Interest expense	(178)	(569)	(434)	(1,023)
Interest income	99	272	225	309
Change in fair value of common stock warrants liability	522	—	522	—
Other income	1,106	211	1,148	75

Net loss	$(6,469)	$(29,455)	$(14,059)	$(31,621)

Basic and diluted net loss per common share	$(0.20)	$(1.18)	$(0.44)	$(1.47)

Weighted average shares used to compute basic and diluted net loss per share	32,315	24,922	31,909	21,529

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,059)	$(31,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,606	1,496
In-process research and development	—	20,890
Non-cash interest on long-term debt obligations	220	293
Net gain on debt restructuring	(270)	(315)
Non-cash change in fair value of common stock warrants liability	(522)	—
Stock-based compensation expense	1,916	4,014
Net loss on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,495)	1,355
Prepaid expenses and other current assets	(374)	(1,433)
Accounts payable, accrued expenses and other liabilities	(4,173)	(6,705)
Deferred revenue	9,248	(1,947)

Net cash used in operating activities	(7,902)	(13,973)
Cash flows from investing activities:
Proceeds from disposals of property and equipment	—	13
Proceeds for loans to related parties	67	226
Purchases of property and equipment	(193)	(217)
Restricted cash used as collateral	(33)	(1,000)
Cash acquired in connection with merger, net of costs paid	—	37,401

Net cash (used in) provided by investing activities	(159)	36,423
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of costs paid	23,538	—
Proceeds from capital contributions from stockholders	—	4,796
Proceeds from exercise of stock options	—	84
Proceeds from stock subscription receivable	27	211
Principal payments on long-term debt obligations	(674)	(3,526)
Principal payments on short- term notes payable	(1,157)	—
Principal payments on capital lease obligations	(67)	(30)

Net cash provided by financing activities	21,667	1,535
Effect of exchange rate changes on cash and cash equivalents	67	678

Net increase in cash and cash equivalents	13,673	24,663
Cash and cash equivalents at beginning of period	24,301	11,414

Cash and cash equivalents at end of period	$37,974	$36,077

Supplemental disclosure of noncash investing and financing activities:
Fair value of common stock warrants granted in private placement of common stock	$6,968	$—
Issuance of shares in connection with employee severance payment	$250	$—
Issuance of shares in connection with compensation for board of director services	$12	$—
Funding of insurance premiums through note payable	$234	$—
Acquisitions of equipment purchased through capital leases	$197	$—
Conversion of 2004 convertible notes	$—	$2,764
The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Business Overview
     We are a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammatory and autoimmune diseases. Three of our product candidates are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, also known as MEDI-538, is the first clinical stage antibody product candidate based on our proprietary BiTE® antibody product development platform and is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. The BiTE antibody product development platform is based on a unique, antibody-based class of drug candidates that leverages the cytotoxic potential of T cells in the treatment of cancer. T cells are widely recognized as some of the most powerful “killer cells” of the human immune system. We are developing MT103 in collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc. Our second clinical stage product candidate is adecatumumab, also known as MT201, a recombinant human monoclonal antibody which targets EpCAM-expressing tumors. Adecatumumab has completed two phase 2a clinical trials, one in patients with breast cancer and the other in patients with prostate cancer. In addition, a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. We are developing adecatumumab in collaboration with Merck Serono. Our third clinical stage product candidate is D93, also known as TRC093, a first-in-class humanized monoclonal antibody that inhibits angiogenesis and tumor cell growth by binding cleaved collagen. This product candidate is in phase 1 clinical trials and is being developed by TRACON Pharmaceuticals, Inc. (“TRACON”) for the treatment of patients with cancer and Age-Related Macular Degeneration (AMD) pursuant to a license agreement under which we have granted TRACON the worldwide rights to develop and commercialize D93/TRC093. For purposes of this report, we have included in the term “collaborator” our licensees, such as TRACON, in addition to the counterparties to our collaboration agreements. In addition, we have established a collaboration with Nycomed A/S for the development and commercialization of MT203, our proprietary human antibody neutralizing the activity of granulocyte macrophage colony – stimulating factor (GM-CSF), which has potential applications in the treatment of inflammatory and autoimmune diseases. Further, with our BiTE antibody product development platform, we believe that we have a strong proprietary technology platform that we have used and will continue to use to generate additional antibody-based product candidates for our own product pipeline. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.
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

     The condensed consolidated financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited financial statements as of December 31, 2006 and 2005 and each of the three years in the period ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of June 30, 2007, we had an accumulated deficit of $158.9 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2009, without considering any potential future milestone payments which we may receive under current or future collaborations, any future capital raising transactions or draw-downs from the committed equity financing facility with Kingsbridge Capital Limited.
Note 3. Summary of Significant Accounting Policies
     Foreign Currency Translation
     The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency for all of our subsidiaries is the U.S. dollar, with the exception of Micromet AG, whose functional currency is the European Euro. The assets and liabilities of Micromet AG are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The equity accounts of Micromet AG are translated into U.S. dollars at historical exchange rates. Micromet AG’s statement of operations data are translated into U.S. dollars at the average exchange rate in effect for the period. Micromet AG’s operating cash flow data are translated into U.S. dollars at the average exchange rate in effect for the period, and investing and financing cash flow data are translated into U.S. dollars at the exchange rate in effect at the date of the underlying transaction. The gains and losses from currency translation of Euros to U.S. dollars on the financial statements of Micromet AG are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. Transaction gains and losses are recorded in the statement of operations in other income (expense) and amounted to $89,000 and $158,000 for the three months ended June 30, 2007 and 2006, respectively, and $146,000 and $(67,000) for the six months ended June 30, 2007 and 2006, respectively.

     Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
     Restricted Cash
     As of June 30, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposit that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany; and

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax.

     Accounts Receivable
     Receivables are stated at their cost less an allowance for any uncollectible amounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. Based on management’s assessment, no allowances were necessary as of June 30, 2007 and December 31, 2006.
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
     Purchase Price Allocation for Business Combinations
     The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In fiscal quarter ended June 30, 2006, we completed our merger with CancerVax. See Note 5 for a detailed discussion, including the purchase price allocation.
     Goodwill
     We have goodwill with a carrying value of $6.9 million at June 30, 2007, which resulted from our merger with CancerVax in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date. On October 1, 2006, we conducted an assessment of the goodwill carrying value and found no indication of impairment. In March 2007, after entering into a license agreement with TRACON, we again conducted an assessment of the goodwill carrying value and found no indication of impairment.
     Patents
     We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.
     Impairment of Long-Lived and Identifiable Intangible Assets
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges to our long-lived or intangible assets have been recognized through June 30, 2007.
     Common Stock Warrants Liability
     In June 2007, we completed a private placement of 9,216,709 shares of common stock and common stock warrants to purchase an additional 4,608,356 shares of common stock. As discussed further in Note 9, due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. The common stock warrants liability is recorded at fair value, which is adjusted each quarter using a Black-Scholes option-pricing model.
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

     Revenues under collaborative research agreements are recognized as incurred over the period specified in the related agreement or as the services are performed. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.
     We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through June 30, 2007, we have not received or recognized any royalty payments.
     For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as the services are performed.
          Research and Development
     Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.
          Total Comprehensive Loss
     For the three and six months ended June 30, 2007 and 2006 comprehensive loss consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(6,469)	$(29,455)	$(14,059)	$(31,621)
Realized gain on investments	—	38	—	38
Foreign currency translation adjustments	47	(483)	69	(710)

Total comprehensive loss	$(6,422)	$(29,900)	$(13,990)	$(32,293)

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
     Stock-based compensation related to our stock-based awards is classified in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development expense	$300	$2,088	$879	$2,088
General and administrative expense	390	1,926	1,037	1,926

Total stock-based compensation	$690	$4,014	$1,916	$4,014

     As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $6.8 million and the weighted average period over which it is expected to be recognized is 2.6 years.
     In June 2007, we granted our officers stock options to purchase an aggregate of 1,250,000 shares of our common stock. The exercise price was equal to the closing price of our common stock on the trading date immediately preceding the date of grant. The shares underlying the option grants vest in 36 equal monthly installments, beginning one month from the date of grant. In June 2007, we also granted our non-employee Board of Directors stock options to purchase an aggregate of 150,000 shares of our common stock in connection with annual option grants to all eligible non-employee Board members as of the date of our annual meeting of stockholders. The exercise price for these grants was equal to the closing price of our common stock on the date of grant. The shares underlying the option grants vest in 12 equal monthly installments, beginning one month from the date of grant.
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
     Net Loss Per Share
          We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All such common stock equivalents have been excluded from our calculations of diluted net loss due to our losses for the three and six months ended June 30, 2007 and 2006. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 5,982,000 and 3,323,000 shares and common stock warrants in the amount of 5,527,000 and 84,000 shares as of June 30, 2007 and 2006, respectively.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the valuation of stock-based compensation, the valuation of common stock warrants, and the valuation of long-lived assets. Actual results could differ from those estimates.
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
     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have an accrual for interest and penalties on our balance sheets at December 31, 2006 and at June 30, 2007, and we have not recognized any interest and/or penalties in the statement of operations for the six months ended June 30, 2007.
     We are subject to taxation in the United States, Germany and various state jurisdictions. Our tax years for 1999 and forward are subject to examination by the United States and various state tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits. Our German tax returns for tax years 2004 and forward are subject to examination by the German tax authorities.
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

     The final allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of CancerVax based on their fair values as of the merger date are as follows (in thousands):

Cash and cash equivalents	$39,645
Receivables under collaborations	447
Restricted cash	2,280
Other assets	569
Accounts payable	(2,639)
Accrued expenses	(5,764)
Current portion of long-term debt obligations	(16,816)
Long-term liabilities	(1,532)

Net book value of acquired assets and liabilities	16,190
In-process research and development	20,890
Goodwill	6,917

Total purchase price	$43,997

     The acquired in-process research and development (“IPR&D”) projects consist of the following: D93 and other denatured collagen related anti-angiogenesis programs that potentially target various solid tumors; SAI-EGF and related programs that target the epidermal growth factor receptor, or EGFR, signaling pathway that potentially target non-small cell lung cancer and various solid tumors; MORAb28 an antibody that appears to target tumor-associated antigens that are expressed in a variety of solid tumor cancers, which had been licensed to Eisai Inc.’s wholly owned subsidiary Morphotek; and certain other non-denatured collagen related humanized, monoclonal antibodies and peptides that potentially target various solid tumors.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$3,066	$5,017	$5,836	$9,592

Net loss	$(6,469)	$(32,734)	$(14,059)	$(42,886)

Basic and diluted net loss per common share	$(0.20)	$(1.15)	$(0.44)	$(1.53)

The pro forma results for the three months and six months ended June 30, 2006 include $20.9 million of nonrecurring charges for the write-off of in-process research and development.
Note 6. Other Non-Current Liabilities
     Included in the June 30, 2007 other non-current liabilities balance of $2.3 million are facility lease exit liabilities related to three building leases. Two of the building leases were assumed as a result of our merger with CancerVax, and one building lease relates to our facility in Munich, Germany.

     Under the restructuring plan approved by CancerVax’s board of directors in October 2005, a former manufacturing facility was closed. In January and April 2006, additional restructuring measures were approved by CancerVax’s Board of Directors, including the plan to vacate the corporate headquarters. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a facility lease exit liability was recorded by CancerVax at the time of the cease-use date. The facility lease exit liability was assumed at the date of the merger with CancerVax and was included as part of our allocation of total purchase price (see Note 5).
     In April 2007, we entered into an amendment to an existing sublease agreement to sublease the remaining square footage of CancerVax’s former corporate headquarters. This space is now fully subleased. The term of the sublease will continue to expire on June 30, 2012. We recorded an increase in our facility lease exit liability of $759,000 during the second quarter of 2007 to reflect the cumulative effect of the change in estimated cash flows resulting from a longer period of time required to sublease the former corporate headquarters facility than originally anticipated as well as a lower monthly sublease income. The $759,000 adjustment to our facility lease exit liability is reflected in general and administrative expense in the accompanying Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2007.
     As a consequence of the restructuring of our subsidiary Micromet AG’s operations during 2004, we recorded a lease exit liability for certain space at our Munich facility that we no longer utilized. In June 2007, we signed a sublease agreement to lease a portion of this facility, and accordingly, we adjusted our lease exit liability to reflect the terms of this sublease for the remaining lease period. The adjustment of $394,000 is recorded as a reduction to research and development expense in the three and six month periods ended June 30, 2007.
The following table summarizes the activity for these obligations for the six months ended June 30, 2007 (in thousands):

	Accrued
	Balance as					Accrued
	of	Amounts		Adjustment	Currency	Balance as
	December	Paid	Accretion	to	Translation	of June 30,
	31, 2006	in Period	Expense	the Liability	Adjustment	2007
Former CancerVax facilities	$1,470	$(503)	$119	$759	—	$1,845
Munich, Germany facility	472	(67)	41	(394)	11	63

Total	$1,942	$(570)	$160	$365	$11	$1,908

Of the $2,085,000 lease exit liability as of June 30, 2007, $201,000 is current and $1,707,000 is non-current.

Note 7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
TBG borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6% to 7%	$2,128	$2,015
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	—	586
TBFB borrowings due December 31, 2008; interest payable quarterly at 6%	3,517	3,386
MedImmune borrowings due June 6, 2010; interest payable monthly at 4.5%	2,062	2,020

Total long-term debt obligations	7,707	8,007
Less: current portion	(3,528)	(599)

Long-term debt obligations, net of current portion	$4,179	$7,408

     Scheduled repayment of principal for the debt agreements is as follows as of June 30, 2007 (in thousands):

2007	$3,528
2008	2,117
2009	—
2010	2,062

Total	$7,707

     The silent partnership agreement with TBFB requires that 20% of the net proceeds of any financing be used for the repayment of certain components of our silent partnership debt. The private placement financing in June 2007 (see Note 9) will require us to repay the remaining TBFB silent partnership debt in the third quarter of 2007. Accordingly, $3.5 million of long-term debt has been re-classified to short term at June 30, 2007.
Note 8. Commitments and Contingencies
     Leases
     Future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2007 are as follows (in thousands):

	Capital	Operating	Sublease	Net Operating
	Leases	Leases	Income	Leases
2007 (July 1, 2007 – December 31, 2007)	$93	$2,365	$(1,083)	$1,282
2008	164	4,756	(2,362)	2,394
2009	24	4,751	(2,401)	2,350
2010	—	4,816	(1,996)	2,820
2011	—	4,891	(1,413)	3,478
Thereafter	—	2,434	(717)	1,717

Total minimum lease payments	281	$24,013	$(9,972)	$14,041

Less: amount representing imputed interest	16

Present value of minimum lease payments	265
Less: current portion	163

Capital lease obligation, less current portion	$102

     The sublease income is from sublease agreements related to the former CancerVax headquarters and on our Munich facility (see Note 6).

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
     Our fixed commitments under license and research and development agreements are as follows (in thousands):

2007 (July 1, 2007- December 31, 2007)	$1,215
2008	130
2009	30
2010	30
2011	30
Thereafter	120

Total minimum payments	$1,555

     Other Taxes
     We had accruals for contingent liabilities related to non-income tax matters as of December 31, 2006 in the amount of $1.7 million. Included in this accrual was $1.3 million related to withholding tax duty on past royalty payments made to collaborative partners who reside outside of Germany. We paid this amount to the German tax authorities during the first quarter of 2007 in order to settle this liability. During the second quarter of 2007 we received notification of a refund of $0.8 million because the recipients of these royalty payments were exempt from withholding taxes. The $0.8 million benefit was included in other income. In July 2007, we received this refund. We expect to receive the remaining refund before the end of 2007.
     The December 31, 2006 accrual also consisted of $0.4 million related to a disallowed reimbursement of German Value Added Tax incurred on expenses as a result of a 2001 increase of stated capital. The German tax authorities had originally denied the deduction, and we filed an appeal against the related assessment and accrued amounts potentially owed. The appeal was pending for several years and depended on the authorities’ review of a model case then pending with the German supreme fiscal court in a similar matter. This matter was resolved in our favor in the first quarter of 2007 at which time the accrual was reversed and the $0.4 million benefit was included in general and administrative expenses.
Note 9. Private Placement of Common Stock and Warrants
     On June 22, 2007, we completed a private placement with various institutional and individual accredited investors to which we issued an aggregate of 9,216,709 shares of common stock and warrants to purchase an additional 4,608,356 shares of common stock in return for aggregate gross proceeds, before expenses, of $25.4 million (excluding any proceeds that might be received upon exercise of the warrants). We incurred investment banking fees, legal fees, and other financing costs of approximately $1.9 million resulting in net proceeds of approximately $23.5 million. The purchase price of each share of common stock sold in the financing was $2.69, the closing price of our common stock on the Nasdaq Global Market on June 19, 2007, the date we entered into the securities purchase agreement with the investors, and the purchase price for the warrants was $0.125 for each share of common stock underlying the warrants. The warrants are exercisable beginning 180 days after issuance through December 19, 2012 and have an exercise price of $3.09 per share.
     Under the terms of the warrant, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines.
     Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula in certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. In accordance with
EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, the warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, a life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $6.9 million. EITF 00-19 also requires that the warrants be revalued as derivative instruments at each reporting period end. We will adjust the instruments to their current fair value using the Black-Scholes model formula at each reporting period end, with the change in value recorded as a non-cash other income/expense. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

     As of June 30, 2007, the warrant liability was remeasured at the market value at that date, with the decrease in fair value of $0.5 million since June 22, 2007 recognized in other income in the second quarter of 2007. As of June 30, 2007, the fair value of the warrants recorded on our condensed consolidated balance sheet was $6.4 million.
     In connection with the private placement, we also agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of common stock sold in the private placement, including the shares of common stock underlying the warrants, by July 19, 2007. We filed the registration statement with the SEC on July 19, 2007, and it was declared effective by the SEC on August 2, 2007. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses. We may be liable for liquidated damages to holders of the common shares if we do not maintain the effectiveness of the registration statement . The amount of the liquidated damages is, in aggregate, 1.5% of the purchase price of the common stock per month, subject to an aggregate maximum of 12% of the aggregate purchase price of the shares. We are not liable for liquidated damages with respect to the warrants or the common shares issuable upon exercise of the warrants.
     We account for the registration payment arrangement under the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”. As of June 30, 2007, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the June 2007 private placement. Accordingly, no accrual for contingent obligation is required or recorded as of June 30, 2007
Note 10. License Agreements and Collaborations
     On May 24, 2007, through our wholly-owned subsidiary Micromet AG, we entered into a Collaboration and License Agreement with Nycomed A/S’s wholly-owned subsidiary Altana Pharma AG under which the two companies will collaborate exclusively with each other on the development of antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) that may be useful for the treatment of inflammation and autoimmune diseases. The lead product candidate in the collaboration is our human antibody MT203. Under the terms of the agreement, we have received an upfront license fee of €5.0 million or $6.7 million at the exchange rate as of June 30, 2007, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million or $161.0 million at the exchange rate of June 30, 2007 in the aggregate. We are obligated under the terms of the license agreement with Nycomed to serve on a Joint Steering Committee for a period of 20 years; accordingly, we will recognize the up-front payment of $6.7 million as revenue over this 20-year period on a straight-line basis. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburses us for our expenses incurred in connection with the development program. The agreement expires upon the satisfaction of all payment obligations of each party under the agreement.
Note 11. Segment Reporting
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
     For periods prior to May 4, 2006, the results of operations and cash flows presented in the interim financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger) through June 30, 2007, the results of operations and cash flows presented in the interim financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the six months ended June 30, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the six months ended June 30, 2006.
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
Ongoing Business Activities
     Micromet, Inc. is a biopharmaceutical company focusing on the development of novel, proprietary antibody-based products for cancer, inflammation and autoimmune diseases. Three product candidates are currently in clinical trials. MT103, also known as MEDI-538, is the first product candidate based on our novel BiTE® antibody product development platform and is being evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. The BiTE antibody product development platform is based on a unique, antibody-based class of drug candidates that leverages the cytotoxic potential of T cells in the treatment of cancer. We have established a collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc., for MT103/MEDI-538. The second clinical stage product candidate is adecatumumab, also known as MT201, a recombinant human monoclonal antibody which targets EpCAM expressing tumors. Adecatumumab is being developed for the treatment of patients with metastatic breast cancer. A phase 2a clinical trial in this indication has been completed and a phase 1b trial evaluating the safety and tolerability of adecatumumab in combination with docetaxel is currently ongoing in patients with metastatic breast cancer. We have established a collaboration with Merck Serono for adecatumumab. Our third clinical stage product candidate is D93, also known as TRC093, a first-in-class humanized monoclonal antibody that inhibits angiogenesis and tumor cell growth by binding cleaved collagen. This product candidate is in phase 1 clinical trials and is being developed by TRACON Pharmaceuticals for the treatment of patients with cancer and age-related macular degeneration pursuant to a license agreement. In addition, We have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor (GM-CSF), which has potential applications in the treatment of inflammatory diseases, such as rheumatoid arthritis, as well as autoimmune diseases. Further, with our BiTE antibody product development platform, we believe that we have a strong proprietary technology platform that we have used and will continue to use to generate additional antibody-based product candidates for our own product pipeline.
     Our goal is to develop products for the treatment of cancer and inflammation and autoimmune diseases that address significant unmet medical needs. We believe that our novel antibody technologies, antibody product candidates and antibody product development expertise in these fields will continue to enable us to identify and develop promising new product opportunities for these critical markets. To date, we have incurred significant expenses and have not achieved any product revenues from sales of our product candidates.
     Each of our programs will require many years and significant costs to advance through development. Typically it takes many years from the initial identification of a lead compound to the completion of pre-clinical and clinical trials, before applying for marketing approval from the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMEA, or other equivalent international regulatory agencies. The risk that a program has to be terminated, in part or in full, for safety reasons, or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, of our potential product candidates will be successfully developed or approved for marketing, nor can we predict the time and cost to complete development.
     As we obtain results from pre-clinical studies or clinical trials, we may elect not to initiate or to discontinue clinical trials for certain product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.
     Since our inception, we have financed our operations through private placements of preferred stock, debt financing, government grants for research, license fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, by accessing the capital resources of CancerVax through our 2006 merger with them and subsequent private placements of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2009 at current spending levels, without considering any potential future milestone payments that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited.
     Research and Development and In-Process Research and Development
     Through June 30, 2007, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, as well as pre-clinical development costs for a new BiTE molecule called MT110 and a new human antibody against granulocyte/macrophage colony stimulating factor, or GM-CSF, called MT203, and research activities under our collaboration with MedImmune and the BiTE platform. The costs incurred include costs associated with clinical trials and manufacturing development, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charged all research and development expenses to operations as incurred.
     In addition, as a result of our merger with CancerVax, we acquired in-process research and development (IPR&D) projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate are the weighted-average cost of capital and return on assets. We believe that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.
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
     Under our collaboration agreement with Merck Serono for adecatumumab, we have received $22.0 million in up-front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement the parties agreed that we would continue to conduct an ongoing clinical trial testing the safety of adecatumumab with docetaxel in patients suffering from metastatic breast cancer and a second clinical trial to be initiated in other solid tumors in 2007. All of our development costs related to adecatumumab are fully reimbursed by Merck Serono .
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
     Under our collaboration agreement with TRACON for D93, TRACON is responsible for the development and commercialization of D93 on a worldwide basis, as well as the costs and expenses associated with such activities. TRACON is obligated to make development and sales milestone payments, and pay a royalty on worldwide net sales of D93. External costs that we incur related to intellectual property for D93 are reimbursed by TRACON. In addition, TRACON will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues.
     Under our collaboration agreement with Nycomed A/S for MT203, our proprietary human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of inflammatory and autoimmune diseases, we are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed is responsible for the development and commercialization costs of MT203 on a worldwide basis. Under the terms of the agreement, we received an upfront license fee of €5.0 million or $6.7 million at the exchange rate of June 30, 2007, and we will be eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million or $161.0 million at the exchange rate of June 30, 2007 in the aggregate.
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
     Revenues under collaborative research agreements are recognized as incurred over the period specified in the related agreement or as the services are performed. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.
     We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through June 30, 2007, we have not received or recognized any royalty payments.
     For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force Issue (EITF) No. 00-21, “ Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as the services are performed.
     Purchase Price Allocation in Business Combinations
     The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In the fiscal quarter ended June 30, 2006, we completed our merger with CancerVax. See Note 5 in the footnotes to our unaudited condensed consolidated financial statements included in this report for a detailed discussion, including the purchase price allocation.
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
     Common Stock Warrants Liability
     In June 2007, we completed a private placement of 9,216,709 shares of common stock and common stock warrants to purchase an additional 4,608,356 shares of common stock. As discussed further in Note 9 to our consolidated financial statements included in this report, due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. The common stock warrants liability is recorded at fair value, which is adjusted each quarter using a Black-Scholes option-pricing model.
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
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. We apply the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the three-month and six-month periods ended June 30, 2007 was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $6.8 million and the weighted average period over which it is expected to be recognized is 2.6 years.
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

Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	June 30,	June 30,
	2007	2006
Collaborative R&D revenue:
Merck Serono	$1.1	$1.8
MedImmune	1.2	0.8
Nycomed	0.3	—
Cell Therapeutics	—	1.9

Total collaborative R&D revenue	2.6	4.5
License revenue	0.4	0.5
Other revenue	0.1	—

Total revenues	$3.1	$5.0

     Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of MT103 and their full cost responsibility for the development of two new BiTE candidates. Collaborative research and development revenues from Nycomed reflect their full cost responsibility for the MT203 program.
     The decrease in Merck Serono revenue was caused by the completion of the phase 2a clinical studies during the second half of 2006 and no such activity was ongoing during the second quarter of 2007 however, the phase 1 study of MT201 in combination with docetaxel for the metastatic breast cancer indication continued during 2007. The increase in MedImmune revenue reflects the increase in activity under the MT103 and EphA2 and CEA BiTE molecule programs. The Nycomed collaboration commenced during the period, and had no revenue-generating activity during the three months ended June 30, 2006. We will recognize the Nycomed up-front payment of $6.7 million received during the period over a 20-year period as a result of corresponding Joint Steering Committee obligation. Also contributing to the decrease was a one-time $1.9 million settlement payment from Cell Therapeutics, Inc. received in May 2006 relating to a previously terminated collaboration. The Cell Therapeutics settlement was recorded as collaboration revenue because the amount would have been recorded as collaboration revenue had the original contract been fulfilled.
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
     Research and development expenses were $6.7 million and $9.5 million for the three months ended June 30, 2007 and 2006, respectively. Most of the $2.8 million decrease results from a reduction in stock-based compensation expense of $1.8 million, which was due to accelerated vesting recognized in 2006 in connection with the CancerVax merger for previous equity grants made to research and development personnel. The remaining decrease in research and development expenses primarily results from reduced clinical expenses in the MT201 program during 2007, as the phase 2a clinical studies for MT201 were completed in the second half of 2006.
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
     General and administrative expenses were $4.4 million and $4.0 million for the three months ended June 30, 2007 and 2006, respectively. The $0.4 million increase results from an additional charge for lease exit costs of $0.8 million related to the former CancerVax headquarters, and from increased integration costs of approximately $0.4 million relating to the merger, including an increased number of U.S.-based personnel, and from the incremental costs of approximately $0.6 million associated with being a public company post-merger, including investor relations costs, legal, auditing and tax fees and increased directors and officers insurance premiums. These increases were partially offset by a reduction in stock-based compensation costs of $1.5 million due to accelerated vesting recognized during 2006.

     Interest Expense. Interest expense for the three months ended June 30, 2007 and 2006 was $0.2 million and $0.6 million, respectively. The decrease was primarily due to the repayment of a $16.0 million bank loan in the third quarter of 2006 and from the conversion of convertible notes during 2006, which were no longer outstanding during 2007.
     Interest Income. Interest income for the three months ended June 30, 2007 was $0.1 million compared to $0.3 million for the three months ended June 30, 2006. The decrease was primarily due to the repayment of a $16.0 million bank loan in the third quarter of 2006 resulting in a decrease in average interest-bearing cash balances.
     Change in Fair Value of Common Stock Warrants Liability. The warrants issued in connection with the private placement in June 2007 are classified as a liability. The income of $522,000 recorded in the second quarter of 2007 represents the non-cash change in fair value of the warrants as of June 30, 2007 as compared to the value on June 22, 2007, the date of issuance.
     Other Income (Expense). Other income (expense) includes foreign currency transaction gains (losses) and miscellaneous other items. Other income for the three months ended June 30, 2007 was $1.1 million compared to $0.2 million for the three months ended June 30, 2006. The increase results primarily from the approval received from the tax authorities during the three months ended June 30, 2007 for the refund of withholding tax payments of $0.8 million and from the gain on debt restructuring in the amount of $0.3 million resulting from our settlement with Curis Inc. described under “Liquidity and Capital Resources” below.
Comparison of Six Months Ended June 30, 2007 and 2006
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Six Months Ended
	June 30,	June 30,
	2007	2006
Collaborative R&D revenue:
Merck Serono	$2.1	$4.9
MedImmune	2.7	1.6
Nycomed	0.3	—
Cell Therapeutics	—	1.9

Total collaborative R&D revenue	5.1	8.4
License revenue	0.6	0.7
Other revenue	0.1	—

Total revenues	$5.8	$9.1

     The decrease in Merck Serono revenue was caused by the completion of the phase 2a clinical studies during 2006 and no such activity was ongoing during the six months ended June 30, 2007. However, the phase 1 study of MT201 in combination with docetaxel for the metastatic breast cancer indication continued during 2007. The increase in MedImmune revenue reflects the increase in activity under the MT103 and EphA2 and CEA BiTE molecule programs. As described above, the Nycomed collaboration commenced during the period and had no revenue-generating activity. We will recognize the Nycomed up-front payment of $6.7 million received during the period over a 20-year period as a result of corresponding Joint Steering Committee obligation. Also contributing to the decrease was a one-time $1.9 million settlement payment from Cell Therapeutics, Inc. received in May 2006 relating to a previously terminated collaboration. The Cell Therapeutics settlement was recorded as collaboration revenue because the amount would have been recorded as collaboration revenue had the original contract been fulfilled.
     Research and Development Expenses. Research and development expenses were $13.4 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively. A decrease in stock-based compensation expense of $1.2 million related to accelerated vesting recognized in 2006 in connection with the CancerVax merger, offset by a license fee of $0.5 million paid to Applied Molecular Evolution as a result of the fees earned under the terms of the license agreement with TRACON signed in March 2007 account primarily for the $0.6 million decrease.
     General and Administrative Expenses. General and administrative expenses were $7.9 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively. The $2.7 million increase in general and administrative expense results from integration costs relating to the merger, including an increased number of U.S.-based personnel totaling incremental costs of $1.0 million. In addition, there were incremental costs associated with being a public company post-merger including investor relations costs of $0.6 million, and legal, auditing and tax fees and increased directors and officers insurance premiums of $1.0 million. Facility expenses increased by $0.9 million due to lease exit costs of the former CancerVax headquarters. Offsetting these increases was a reduction in stock-based compensation expense of $0.9 million related to accelerated vesting recognized in 2006 in connection with the CancerVax merger.
     Interest Expense. Interest expense for the six months ended June 30, 2007 and 2006 was $0.4 million and $1.0 million, respectively. The $0.6 million decrease was primarily due to the repayment of a $16.0 million bank loan in the third quarter of 2006 and from the conversion of convertible notes during the second quarter of 2006, which were no longer outstanding during 2007.

     Interest Income. Interest income for the six months ended June 30, 2007 was $0.2 million compared to $0.3 million for the six months ended June 30, 2006. The decrease in interest income was primarily due to a decrease in average cash balances as a result of debt repayment of $16.0 million in the third quarter of 2006.
     Change in Fair Value of Common Stock Warrants Liability. The warrants issued in connection with the private placement in June 2007 are classified as a liability. The income of $522,000 recorded in the second quarter of 2007 represents the non-cash change in fair value of the warrants as of June 30, 2007 as compared to the value on June 22, 2007, the date of issuance.
     Other Income (Expense). Other income for the six months ended June 30, 2007 was $1.1 million compared to $0.1 million for the six months ended June 30, 2006. The increase results primarily from the approval received from the tax authorities during the three months ended June 30, 2007 for the refund of withholding tax payments of $0.8 million and a gain on debt restructuring of $0.3 million, each of which occurred in the three months ended June 30, 2007.
Liquidity and Capital Resources
     We had cash and cash equivalents of $38.0 million and $24.3 million as of June 30, 2007 and December 31, 2006, respectively. The increase in 2007 results from the private placement financing in June 2007, which yielded net proceeds to us of $23.5 million, as well as the upfront license fee of $6.7 million received from Nycomed, the upfront license fee and material transfer of $1.5 million received from TRACON, less repayments of long-term debt of $1.1 million and an increase in general operating expenses, as described above.
     Net cash used in operating activities was $7.9 million for the six months ended June 30, 2007, compared to $14.0 million used in operating activities for the six months ended June 30, 2006. The increase in cash flows from operating activities from 2006 to 2007 was primarily due to the upfront licensing and clinical trial material supply fees from TRACON and Nycomed as described above, which aggregated approximately $8.2 million.
     Net cash used in investing activities was $159,000 for the six months ended June 30, 2007, compared to $36.4 million provided by investing activities for the six months ended June 30, 2006. We had acquired $37.4 million in cash from our merger with CancerVax in 2006.
     Net cash provided by financing activities was $21.7 million for the six months June 30, 2007, compared to $1.5 million provided by financing activities for the six months ended June 30, 2006. The increase is a result of the $23.5 million in net proceeds from the June 2007 private placement financing, partially offset by $1.1 million in repayments of notes payable.
     To date, we have funded our operations through proceeds from private placements of preferred stock, debt financing, government grants for research, license fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, by accessing the capital resources of CancerVax through our 2006 merger with them and through subsequent private placements of common stock and associated warrants.
     We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may continue to seek funding through public or private financings in the future or to raise additional funds through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2009 at current spending levels, without considering any potential future milestone payments that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from our CEFF with Kingsbridge Capital Limited.
     Prior to our merger with CancerVax, CancerVax was a party to three building leases for a manufacturing facility, a warehouse facility and CancerVax’s corporate headquarters. During the second quarter of 2006 CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. We paid termination-related fees of approximately $0.6 million in connection with the termination of the warehouse facility. Our remaining estimated lease exit liability related to the two outstanding leases amounted to $1.8 million at June 30, 2007, of which $0.1 million is included in accrued expenses and $1.7 million is included in other non-current liabilities. In April 2007, we entered into a sublease agreement for the remaining 15,091 square feet of CancerVax’s former corporate headquarters.

     As of June 30, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposit that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany; and

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax described above.
     On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolved a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of a promissory note. Curis had requested immediate repayment of the remaining balance under the note at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and €0.8 million, or $1.1 million, in April 2007, in full settlement of our obligations. These payments did not include any interest charges. We recorded a gain on extinguishment of this debt of $0.3 million in the three months ended June 30, 2007.
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
Contractual Obligations
     We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements, as well as a new operating lease entered into in the second quarter of 2007 related to our corporate headquarters in Bethesda, Maryland. The following table sets forth our significant contractual obligations as of June 30, 2007 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$24,013	$2,365	$9,507	$9,707	$2,434
Short term note to Premier Assignment Corporation	156	156	—	—	—
Long-term debt — MedImmune	2,062	—	—	2,062	—
Silent partnership obligations	5,645	3,528	2,117	—	—
Contractual payments under licensing and research and development agreements	1,555	1,215	160	60	120
Capital leases	281	93	188	—	—
Other	108	25	50	33	—

	$33,820	$7,382	$12,022	$11,862	$2,554

(1)	Includes amounts payable from July 1, 2007 through December 31, 2007.

(2)	The amounts shown in operating leases excludes sub-lease income (see Note 8 to our condensed consolidated financial statements included in this report).

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
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of June 30, 2007, we had U.S. dollar-denominated cash and cash equivalents of $28.9 million and Euro-denominated liabilities of approximately €16.3 million. The Euro amount as of June 30, 2007 is equivalent to approximately $22.1 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007, the end of the period covered by this report.
     Based upon our evaluation prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, our management concluded that our disclosure controls and procedures were ineffective as of December 31, 2006 because of material weaknesses in internal control over financial reporting, as described below.
     Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still ineffective as of June 30, 2007 to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
     Notwithstanding the deficiencies cited above that existed as of June 30, 2007, there have been no changes to reported financial results as a result of these identified material weaknesses, and our management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
     As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, as amended by a Form 10-K/A filed on May 11, 2007, in connection with our management assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2006, we identified the following material weaknesses:
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
     Following the merger between Micromet AG and CancerVax in May 2006, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist. We intend to take the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment following the merger and integration of operations. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:
•	hiring a chief financial officer with significant U.S. public company experience in October 2006;

•	implementing additional preparation, review and approval procedures over estimations and accruals;

•	improving our procedures for verifying and documenting contract terms and implementing a company-wide contract management system to facilitate the flow of information amongst various functional departments;

•	formalizing process and documentation related to financial statement closing and consolidation review, including more frequent interaction across all members of our financial staff involved in preparation of financial statements and a review of those financial statements by the entire staff as a group;

•	formalizing and enhancing documentation, oversight and review procedures related to accounting records of Micromet AG to ensure compliance with U.S. generally accepted accounting principles;

•	reviewing and making appropriate staffing adjustments at all company locations to enhance accounting expertise and additional oversight;

•	supplementing our accounting staff to improve the breadth and depth of experience;

•	engaging qualified accounting and tax consultants to aid us in the implementation of procedures and policies; and

•	improving training for, and integration and communication among, accounting staff.
     While management believes that the foregoing actions have had a positive effect on our internal control over financial reporting, all the changes necessary to remediate the material weakness in our internal control over financial reporting were not in place by June 30, 2007. We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and other control deficiencies as quickly as possible.
Changes in Internal Control over Financial Reporting
     Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses from the inception of Micromet through June 30, 2007, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators: MedImmune (a subsidiary of Astra Zeneca), Merck Serono, TRACON and Nycomed. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
     • our ability to establish and maintain collaborative arrangements for the discovery, research or development of our product candidates;
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
     In August 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time until September 2009, shares of our common stock for cash consideration up to an aggregate of $25 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include:
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
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations for any given period will be based primarily on the following factors:
     • the status of development of our product candidates;
     • the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;
     • whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with strategic collaborators and the timely payment by these collaborators of any amounts payable to us;
     • the addition or termination of research programs or funding support;
     • the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others;
     •  variations in the level of research and development expenses related to our clinical and preclinical product candidates during any given period; and
     • the change in fair value of the common stock warrants issued to investors in connection with our 2007 private placement financing, remeasured at each balance sheet date using a Black-Scholes option-pricing model, with the change in value recorded as non-cash other income or expense.
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
     Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses, accounting for stock options and in-process research and development costs are subject periodically to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.

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
     • we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and
     • our debt level may reduce our flexibility to respond to changing business and economic conditions.
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
     Substantially all of the outstanding shares of our common stock are eligible for resale in the public market. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive compensation plans and our employee stock purchase plan. These shares generally can be freely sold in the public market upon issuance. If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.
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
     • changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
     • the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE technology platform;
     • announcements of the invalidity of, or litigation relating to, our key intellectual property;
     • announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;
     • announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic category as our product candidates;
     • events affecting our collaborators;
     • fluctuations in stock market prices and trading volumes of similar companies;
     • announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;
     • our ability to successfully complete strategic collaboration arrangements with respect to our product candidates;
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
     Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 31% of our outstanding common stock, and, as a result, may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
     The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with MedImmune, Merck Serono, TRACON and Nycomed. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:
     • Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative and licensing arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.
     • All of our strategic collaboration and license agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If any of our collaborative partners were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.
     • Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us or programs licensed from us.
     • Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.
     • Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our partnered product candidates to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us.
     In June 2007, our collaborator MedImmune was acquired by AstraZeneca plc. If MedImmune or AstraZeneca were to perform a review of their development programs and re-evaluate their priorities in the development of their product candidates, this could result in a delay in the development of and the commercialization of our product candidate MT103, the CEA BiTE molecule, or the EphA2 BiTE molecule that in each case we are developing in collaboration with MedImmune, or in a termination of one or both of the collaboration agreements we have with MedImmune. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our MedImmune- partnered product candidates with another pharmaceutical company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for our MedImmune- partnered product candidates on our own. As a result, we may incur delays in the development for our MedImmune-partnered product candidates following any potential termination of the collaboration agreement with MedImmune, or we may need to reallocate financial resources that may cause delays in other development programs for our other product candidates.
     Similarly, in January 2007, our collaborator Serono announced that it was acquired by Merck KGaA to form Merck Serono. If Merck Serono re-evaluates its priorities in the development of its product candidates, this could result in a delay in the development and the launch of adecatumumab (if successfully developed and approved for commercial sale) or termination of the collaboration agreement with us. We may not be able to identify and enter into a collaboration agreement for adecatumumab with another pharmaceutical company, and we may not have sufficient financial resources to continue the development program on our own. As a result, we could be required to delay or abandon the development of adecatumumab following any termination of the collaboration agreement with Merck Serono.
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
     In April 2004, we initiated a phase 1, dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We previously terminated three other phase 1 clinical trials for MT103, which involved a short-term infusion, as opposed to a continuous infusion dosing regimen of MT103, due to adverse side effects and the lack of observed tumor responses. We have redesigned the dosing regimen for our ongoing phase 1 clinical trial and, based upon the preliminary clinical data, we currently are seeing a considerably more favorable safety profile in response to the new continuous infusion dosing regimen and are continuing the dose escalation in accordance with the clinical trial protocol. We have also seen objective tumor responses at the 15 µg/m2 per day dose level with the continuous infusion regimens. While this preliminary data suggest that MT103 has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.
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
     The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of failure for product candidates in preclinical development and in clinical trials. The preclinical studies and clinical trials may produce negative, inconsistent or inconclusive results, and the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Further, we or our collaborators may decide, or the FDA, EMEA or other regulatory authorities may require us, to conduct preclinical studies or clinical trials or other development activities in addition to those performed or planned by us or our collaborators, which may be expensive or could delay the time to market for our product candidates. In addition, we do not know whether the clinical trials will result in marketable products.
     All of our product candidates are in early stages of clinical and pre-clinical development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product.
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
     To date, we have sought to protect our proprietary positions related to our important proprietary technology, inventions and improvements by filing of patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution that might lead to a scope of protection which is of minor value for a particular product candidate. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Patents might be invalidated in national jurisdictions. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Products or technology could also be copied by competitors after expiration of the patent life. Furthermore, claims of employees or former employees of Micromet related to their inventorship or compensation pursuant to the German Act on Employees ´ Inventions may lead to legal disputes.
     We rely on third-party payment services and external law firms for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business.
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
     We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with MedImmune, Merck Serono, TRACON and Nycomed, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.
     We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:
     • we may not be able to attract and build an experienced marketing staff or sales force;
     • the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and
     • our direct sales and marketing efforts may not be successful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 28, 2007, we held an annual meeting of our stockholders. The proxy materials related to the meeting were distributed on or about May 17, 2007. As of the record date of April 30, 2007, 31,504,065 shares of our common stock were outstanding and entitled to vote at the meeting. Of these shares, 20,765,224 shares were present at the meeting in person or by proxy, representing approximately 66% of our outstanding shares of common stock.
     The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter		Votes For	Votes Withheld	Abstentions	Broker Non- Votes
(1)	Election of Mr. Jerry C. Benjamin as a Class I director with a term serving until the 2010 Annual Meeting	20,736,449	28,775	—	—

(2)	Election of Mr. Barclay A. Phillips as a Class I director with a term serving until the 2010 Annual Meeting	20,751,149	14,075	—	—

(3)	Election of Mr. Otello Stampacchia as a Class I director with a term serving until the 2010 Annual Meeting	20,736,482	28,742	—	—

(4)	Ratification of the appointment of Ernst & Young AG WPG as our independent auditors for the current fiscal year	20,750,634	8,737	5,853	—

Item 5. Other Information
     On June 15, 2007, Micromet AG, our wholly-owned subsidiary, entered into a sublease agreement with Roche Diagnostics GmbH to lease a portion of Micromet AG’s currently leased space in Munich, Germany. The sublease has a commencement date of August 1, 2007 and a total monthly rent of €66,000 (approximately $89,000), plus statutory sales tax. Any future adjustments to our monthly rent for the leased premises will result in a corresponding adjustment to the rent payable to us by Roche. The term of the sublease agreement continues until August 1, 2010. Roche is responsible for its prorated share of all expenses incurred in the operation or maintenance of the sublet space.

Item 6. Exhibits

Exhibit
Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (5)	Second Amended and Restated Bylaws of the Registrant

3.5 (3)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.6 (6)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

4.15 (10)	Registration Rights Agreement, dated June 19, 2007

4.16 (10)	Form of Warrant, dated June 19, 2007

4.17 (10)	Alternate Form of Warrant, dated June 19, 2007

10.1*	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S

10.2	Lease Agreement, dated April 1, 2007, by and between Micromet, Inc. and Second Rock Spring Park Limited Partnership

10.3	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	Micromet, Inc.
	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker
Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit
Number	Description
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (5)	Second Amended and Restated Bylaws of the Registrant

3.5 (3)	First Amendment to Second Amended and Restated Bylaws of the Registrant

3.6 (6)	Second Amendment to Second Amended and Restated Bylaws of the Registrant

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

4.15 (10)	Registration Rights Agreement, dated June 19, 2007

4.16 (10)	Form of Warrant, dated June 19, 2007

4.17 (10)	Alternate Form of Warrant, dated June 19, 2007

10.1*	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S

10.2	Lease Agreement, dated April 1, 2007, by and between Micromet, Inc. and Second Rock Spring Park Limited Partnership

10.3	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 **	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.