Form 10-Q
period 2007-09-30
MICROMET, INC.
filed 2007-11-08
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐             Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of November 5, 2007 was 40,754,730.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

     PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,976	$24,301
Accounts receivable	3,495	2,319
Prepaid expenses and other current assets	2,210	2,048

Total current assets	36,681	28,668
Property and equipment, net	4,407	3,357
Loans to employees	—	78
Goodwill	6,917	6,917
Patents, net	7,972	8,850
Other long-term assets	437	243
Restricted cash	3,149	3,059

Total assets	$59,563	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$1,680
Accrued expenses	5,990	10,153
Common stock warrants liability	5,260	—
Other liabilities	507	366
Short-term note	78	1,320
Current portion of long-term debt obligations	34	599
Current portion of deferred revenue	3,515	2,972

Total current liabilities	17,090	17,090
Deferred revenue, net of current portion	7,762	195
Other non-current liabilities	2,333	1,961
Long-term debt obligations, net of current portion	4,464	7,408
Commitments
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 40,739 and 31,419 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	1
Additional paid-in capital	183,077	163,482
Stock subscription receivables	—	(27)
Accumulated other comprehensive income	5,969	5,869
Accumulated deficit	(161,134)	(144,807)

Total stockholders’ equity	27,914	24,518

Total liabilities and stockholders’ equity	$59,563	$51,172

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Collaboration agreements	$5,522	$4,466	$10,615	$12,853
License fees and other	41	170	784	923

Total revenues	5,563	4,636	11,399	13,776
Operating expenses:
Research and development	6,296	6,835	19,720	20,866
In-process research and development	—	—	—	20,890
General and administrative	2,908	3,317	10,840	8,517

Total operating expenses	9,204	10,152	30,560	50,273

Loss from operations	(3,641)	(5,516)	(19,161)	(36,497)
Other income (expense):
Interest expense	(146)	(508)	(580)	(1,532)
Interest income	365	272	590	581
Change in fair value of common stock warrants liability	1,187	—	1,709	—
Other income (expense)	(33)	(14)	1,115	61

Net loss	$(2,268)	$(5,766)	$(16,327)	$(37,387)

Basic and diluted net loss per common share	$(0.06)	$(0.19)	$(0.47)	$(1.52)

Weighted average shares used to compute basic and diluted net loss per share	40,727	30,833	34,880	24,665

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,327)	$(37,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,360	2,276
In-process research and development		20,890
Non-cash interest on long-term debt obligations	282	428
Net gain on debt restructuring	(270)	(315)
Non-cash change in fair value of common stock warrants liability	(1,709)	—
Stock-based compensation expense	2,801	5,050
Net loss on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	133
Prepaid expenses and other current assets	256	(1,005)
Accounts payable, accrued expenses and other liabilities	(4,695)	(7,955)
Deferred revenue	7,524	(3,149)
Restricted cash	—	(70)

Net cash used in operating activities	(11,053)	(21,104)
Cash flows from investing activities:
Proceeds from disposals of property and equipment	—	129
Proceeds for loans to related parties	67	226
Purchases of property and equipment	(598)	(517)
Restricted cash used as collateral	(33)
Cash acquired in connection with merger, net of costs paid	—	37,401

Net cash (used in) provided by investing activities	(564)	37,239
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of costs paid	23,474	7,397
Proceeds from capital contributions from stockholders	—	4,796
Proceeds from exercise of stock options	25	84
Proceeds from stock subscription receivable	27	346
Principal payments on long-term debt obligations	(4,276)	(19,599)
Principal payments on short-term notes payable	(1,235)	—
Principal payments on capital lease obligations	(109)	(50)

Net cash provided by (used in) financing activities	17,906	(7,026)
Effect of exchange rate changes on cash and cash equivalents	386	768

Net increase in cash and cash equivalents	6,675	9,877
Cash and cash equivalents at beginning of period	24,301	11,414

Cash and cash equivalents at end of period	$30,976	$21,291

Supplemental disclosure of noncash investing and financing activities:
Fair value of warrant granted as deferred equity financing cost	$6,968	$—
Issuance of warrant in connection with committed equity financing facility	$—	$472
Issuance of warrant in connection with common stock issuance	$—	$1,446
Issuance of shares in connection with employee severance payment	$250	$—
Issuance of shares in connection with compensation for board of director services	$14	$—
Funding of insurance premiums through note payable	$234	$—
Acquisitions of equipment purchased through capital leases	$197	$66
Conversion of 2004 convertible notes	$—	$2,764
The accompanying notes are an integral part of these financial statements.

Note 1.   Business Overview
     We are a biopharmaceutical company developing novel, proprietary antibodies for cancer, inflammation and autoimmune diseases. Three of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, also known as MEDI-538, the first antibody in our product pipeline developed using our BiTE® antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells to eliminate cancer cells. We are developing MT103 in collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc. Our second clinical stage antibody is adecatumumab, also known as MT201, a human monoclonal antibody which targets EpCAM-expressing tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. The third clinical stage antibody is MT293 (formerly D93), also known as TRC093, a first-in-class humanized monoclonal antibody that inhibits angiogenesis and tumor cell growth by binding cleaved collagen. MT293, which is currently being tested in a phase 1 clinical trial, is licensed to TRACON Pharmaceuticals, Inc. and is being developed for the treatment of patients with cancer and age-related macular degeneration. In addition, Micromet has established a collaboration with Nycomed for the development and commercialization of MT203, Micromet’s human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor (GM-CSF), which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. For purposes of this report, we have included in the term “collaborator” our licensees, such as TRACON, in addition to the counterparties to our collaboration agreements. Further, with our BiTE antibody technology platform, we believe that we have a strong proprietary technology platform that we have used and will continue to use to generate additional antibody product candidates for our own product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.
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
     The condensed consolidated financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited financial statements as of December 31, 2006 and 2005 and each of the three years in the period ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

     The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, the valuation of goodwill, intangibles and other long-lived assets, the valuation of common stock warrants, and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of September 30, 2007, we had an accumulated deficit of $161.1 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2009, without considering any potential future milestone payments which we may receive under current or future collaborations, any future capital raising transactions or draw-downs from the committed equity financing facility with Kingsbridge Capital Limited.
Note 3.   Summary of Significant Accounting Policies
     Foreign Currency Translation
     The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency for all of our subsidiaries is the U.S. dollar, with the exception of Micromet AG, whose functional currency is the European Euro. The assets and liabilities of Micromet AG are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The equity accounts of Micromet AG are translated into U.S. dollars at historical exchange rates. Micromet AG’s statement of operations data are translated into U.S. dollars at the average exchange rate in effect for the period. Micromet AG’s operating cash flow data are translated into U.S. dollars at the average exchange rate in effect for the period, and investing and financing cash flow data are translated into U.S. dollars at the exchange rate in effect at the date of the underlying transaction. The gains and losses from currency translation of Euros to U.S. dollars on the financial statements of Micromet AG are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. Transaction gains and losses are recorded in the statement of operations in other income (expense) and amounted to $(75,000) and $(39,000) for the three months ended September 30, 2007and 2006, respectively, and $71,000 and $(106,000) for the nine months ended September 30, 2007 and 2006, respectively.
     Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
     Restricted Cash
     As of September 30, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposit that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany; and

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax.

     The Allowance for Doubtful Accounts
     The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. Based on management’s assessment, no allowances were necessary as of September 30, 2007 and December 31, 2006.
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
     Goodwill
     We have goodwill with a carrying value of $6.9 million at September 30, 2007, which resulted from our merger with CancerVax in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date. On October 1, 2006, we conducted an assessment of the goodwill carrying value and found no indication of impairment. In March 2007, after entering into a license agreement for MT293 with TRACON, we again conducted an assessment of the goodwill carrying value and found no indication of impairment.
     Patents
     We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.
     Impairment of Long-Lived and Identifiable Intangible Assets
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges to our long-lived or intangible assets have been recognized through September 30, 2007.
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
     Revenue Recognition
     Our revenues generally consist of licensing fees, milestone payments, and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue upon satisfying the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through September 30, 2007, we have not received or recognized any royalty payments.
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
     Research and Development
     Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.
     Total Comprehensive Loss
     For the three and nine months ended September 30, 2007 and 2006 comprehensive loss consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(2,268)	$(5,766)	$(16,327)	$(37,387)
Realized gain on investments	—	—	—	38
Foreign currency translation adjustments	32	(124)	101	(585)

Total comprehensive loss	$(2,236)	$(5,642)	$(16,226)	$(37,934)

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

     Stock-based compensation related to our stock-based awards is classified in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development expense	$347	$235	$1,225	$2,323
General and administrative expense	539	801	1,576	1,728

Total stock-based compensation	$886	$1,036	$2,801	$4,051

     As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $6.0 million and the weighted average period over which it is expected to be recognized is 2.4 years.
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
     Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. All such common stock equivalents have been excluded from our calculations of diluted net loss due to our losses for the three and nine months ended September 30, 2007 and 2006. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 5,886,000 and 3,337,000 shares and common stock warrants in the amount of 5,527,000 and 84,000 shares as of September 30, 2007 and 2006, respectively.
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
Note 4.   Income Taxes
     In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. We did not recognize an increase in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We did not have an accrual for interest and penalties on our balance sheets at December 31, 2006 and at September 30, 2007, and we have not recognized any interest and penalties in the statement of operations for the nine months ended September 30, 2007.
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
     The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $89.4 million. The deferred tax assets are primarily composed of foreign, federal and state tax net operating loss carryfowards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset.
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

     The acquired in-process research and development (“IPR&D”) projects consist of the following: MT293 (TRC093) and other denatured collagen related anti-angiogenesis programs that potentially target various solid tumors; SAI-EGF and related programs that target the epidermal growth factor receptor, or EGFR, signaling pathway that potentially target non-small cell lung cancer and various solid tumors; MT228 (MORAb-028) an antibody that appears to target tumor-associated antigens that are expressed in a variety of solid tumor cancers, which had been licensed to Eisai Co.’s wholly owned subsidiary Morphotek; and certain other non-denatured collagen related humanized, monoclonal antibodies and peptides that potentially target various solid tumors.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$5,563	$4,636	$11,399	$14,228

Net loss	$(2,268)	$(5,766)	$(16,327)	$(48,794)

Basic and diluted net loss per common share	$(0.06)	$(0.19)	$(0.47)	$(1.68)

The pro forma results for the nine months ended September 30, 2006 includes $20.9 million of nonrecurring charges for the write-off of in-process research and development.
Note 6. Other Non-Current Liabilities
     Included in the September 30, 2007 other non-current liabilities balance of $2.3 million are facility lease exit liabilities related to two building leases that were assumed as a result of our merger with CancerVax.
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
     In April 2007, we entered into an amendment to an existing sublease agreement to sublease the remaining square footage of CancerVax’s former corporate headquarters. This space is now fully subleased. The term of the sublease will continue to expire on June 30, 2012. We recorded an increase in our facility lease exit liability of $759,000 during the second quarter of 2007 to reflect the cumulative effect of the change in estimated cash flows resulting from a longer period of time required to sublease the former corporate headquarters facility than originally anticipated as well as a lower monthly sublease income. The $759,000 adjustment to our facility lease exit liability was recorded in general and administrative expense during the second quarter of 2007.
     As a consequence of the restructuring of our subsidiary Micromet AG’s operations during 2004, we recorded a lease exit liability for certain space at our Munich facility that we no longer utilized. In June 2007, we signed a sublease agreement to lease a portion of this facility, and accordingly, we adjusted our lease exit liability to reflect the terms of this sublease for the remaining lease period. The adjustment of $394,000 was recorded as a reduction to research and development expense during the second quarter of 2007. As of September 30, 2007, future sublease income is expected to cover our lease expense for this facility, eliminating the lease exit liability on this facility.

The following table summarizes the activity for these obligations for the nine months ended September 30, 2007 (in thousands):

						Accrued
						Balance as
	Accrued	Amounts		Adjustment	Currency	of
	Balance as of	Paid	Accretion	to the	Translation	September
	December 31, 2006	in Period	Expense	Liability	Adjustment	30, 2007
Former CancerVax facilities	$1,470	$(601)	$179	$759	—	$1,807
Munich, Germany facility	472	(130)	41	(394)	11	—

Total	$1,942	$(731)	$220	$365	$11	$1,807

Of the $1,807,000 lease exit liability as of September 30, 2007, $143,000 is current and $1,664,000 is non-current.
Note 7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
TBG borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6% to 7%	$2,315	$2,015
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	—	586
TBFB borrowings due December 31, 2008; interest payable quarterly at 6%	—	3,386
MedImmune borrowings due June 6, 2010; interest payable monthly at 4.5%	2,183	2,020

Total long-term debt obligations	4,498	8,007
Less: current portion	(34)	(599)

Long-term debt obligations, net of current portion	$4,464	$7,408

     Scheduled repayment of principal for the debt agreements is as follows as of September 30, 2007 (in thousands):

2007	$34
2008	2,281
2009	—
2010	2,183

Total	$4,498

     The silent partnership agreement with TBFB requires that 20% of the net proceeds of any financing be used for the repayment of certain components of our silent partnership debt. The private placement financing in June 2007 (see Note 9) required us to repay the remaining TBFB silent partnership debt of $3.6 million in the third quarter of 2007.

Note 8. Commitments and Contingencies
Leases
     Future minimum lease payments under non-cancelable operating and capital leases as of September 30, 2007 are as follows (in thousands):

	Capital	Operating	Sublease	Net Operating
	Leases	Leases	Income	Leases
2007 (October 1, 2007 - December 31, 2007)	$49	$1,102	$(772)	$330
2008	171	4,420	(2,383)	2,037
2009	28	4,376	(2,422)	1,954
2010	—	4,410	(2,008)	2,402
2011	—	4,452	(1,413)	3,039
Thereafter	—	2,229	(717)	1,512

Total minimum lease payments	248	$20,989	$(9,715)	$11,274

Less: amount representing imputed interest	12

Present value of minimum lease payments	236
Less: current portion	172

Capital lease obligation, less current portion	$64

     The sublease income is from sublease agreements related to the former CancerVax headquarters and our Munich facility (see Note 6).
     License and Research and Development Agreements
     We have entered into various license agreements under which we are granted the right to use licensed technology in our research and development efforts. In consideration of these licenses, we are generally required to pay license fees and royalties on future product sales. In addition, many of the agreements obligate us to make contractually defined payments upon the achievement of certain development and commercial milestones.
     Our fixed commitments under license and research and development agreements are as follows (in thousands):

2007 (October 1, 2007- December 31, 2007)	$1,200
2008	130
2009	30
2010	30
2011	30
Thereafter	120

Total minimum payments	$1,540

     Other Taxes
     We had accruals for contingent liabilities related to non-income tax matters as of December 31, 2006 in the amount of $1.7 million. Included in this accrual was $1.3 million related to withholding tax duty on past royalty payments made to collaborators who are domiciled outside of Germany. We paid this amount to the German tax authorities during the first quarter of 2007 in order to settle this liability. During the second quarter of 2007, we received notification of a refund of $0.8 million because the recipients of these royalty payments were exempt from withholding taxes. The $0.8 million benefit was included in other income. We continue to pursue a refund on the remaining $0.5 million.
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
     Under the terms of the warrants, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or the successor entity) shall purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines.
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
     At each quarter end, the common stock warrants liability was remeasured to the then fair value, with the corresponding decreases in fair value since June 22, 2007 of $0.5 million recognized in other income for the quarter ended June 30, 2007 and an additional decrease in fair value of $1.2 million recognized in other income for the quarter ended September 30, 2007. As of September 30, 2007, the fair value of the common stock warrants liability recorded on our condensed consolidated balance sheet was $5.3 million.
     In connection with the private placement, we also agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of common stock sold in the private placement, including the shares of common stock underlying the warrants, by July 19, 2007. We filed the registration statement with the SEC on July 14, 2007, and it was declared effective by the SEC on August 2, 2007. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses. We may be liable for liquidated damages to holders of the common shares if we do not maintain the effectiveness of the registration statement. The amount of the liquidated damages is, in aggregate, 1.5% of the purchase price of the common stock per month, subject to an aggregate maximum of 12% of the aggregate purchase price of the shares. We are not liable for liquidated damages with respect to the warrants or the common shares issuable upon exercise of the warrants.
     We account for the registration payment arrangement under the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”. As of September 30, 2007, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the June 2007 private placement. Accordingly, no accrual for contingent obligation is required or recorded as of September 30, 2007.
Note 10. License Agreements and Collaborations
     On May 24, 2007, through our wholly-owned subsidiary Micromet AG, we entered into a Collaboration and License Agreement with Nycomed A/S’s wholly-owned subsidiary Nycomed GmbH under which the two companies will collaborate exclusively with each other on the development of antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) that may be useful for the treatment of inflammation and autoimmune diseases. The lead product candidate in the collaboration is our human antibody MT203. Under the terms of the agreement, we have received an upfront license fee of €5.0 million or $7.1 million at the exchange rate as of September 30, 2007, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million or $171.0 million at the exchange rate of September 30, 2007 in the aggregate. We are obligated under the terms of the license agreement with Nycomed to serve on a Joint Steering Committee for a period of 20 years; accordingly, we will recognize the up-front payment of $7.1 million as revenue over this 20-year period on a straight-line basis. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburses us for our expenses incurred in connection with the development program. The agreement expires upon the satisfaction of all payment obligations of each party under the agreement.
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
     For periods up to May 4, 2006, the results of operations and cash flows presented in the interim financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger) through September 30, 2007, the results of operations and cash flows presented in the interim financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the nine months ended September 30, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the nine months ended September 30, 2006.
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
     Ongoing Business Activities
     Micromet, Inc. is a biopharmaceutical company developing novel, proprietary antibodies for cancer, inflammation and autoimmune diseases. Three of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, also known as MEDI-538, the first antibody in our product pipeline developed using our BiTE® antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells to eliminate cancer cells. We are developing MT103 in collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc. Our second clinical stage antibody is adecatumumab, also known as MT201, a human monoclonal antibody which targets EpCAM-expressing tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. The third clinical stage antibody is MT293 (formerly D93), also known as TRC093, a first-in-class humanized monoclonal antibody that inhibits angiogenesis and tumor cell growth by binding cleaved collagen. MT293, which is currently being tested in a phase 1 clinical trial, is licensed to TRACON Pharmaceuticals, Inc. and is being developed for the treatment of patients with cancer and age-related macular degeneration. In addition, Micromet has established a collaboration with Nycomed for the development and commercialization of MT203, Micromet’s human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor (GM-CSF), which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. For purposes of this report, we have included in the term “collaborator” our licensees, such as TRACON, in addition to the counterparties to our collaboration agreements. Further, with our BiTE antibody technology platform, we believe that we have a strong proprietary technology platform that we have used and will continue to use to generate additional antibody product candidates for our own product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.
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
     Each of our programs will require many years and significant costs to advance through development. Typically it takes many years from the initial identification of a lead compound to the completion of pre-clinical and clinical trials, before applying for marketing approval from the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMEA, or other equivalent international and national regulatory agencies. The risk is very high that a program may be terminated, in part or in full, for safety reasons, or lack of adequate efficacy. In particular, we cannot predict which, if any, of our potential product candidates will be successfully developed or approved for marketing, nor can we predict the time and cost to complete development.
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
     Research and Development and In-Process Research and Development
     Through September 30, 2007, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, pre-clinical development costs for a new BiTE antibody called MT110 and a new human antibody against granulocyte/macrophage colony stimulating factor, or GM-CSF, called MT203, and research activities under our collaboration with MedImmune and relating to our BiTE antibody development platform. The costs incurred include costs associated with clinical trials and manufacturing development, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.
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
     We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our compounds into more advanced stages of clinical development and increase our pre-clinical efforts for our human antibodies and BiTE antibodies in cancer, anti-inflammatory and autoimmune diseases.
     Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be partly or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the sales of any products commercialized pursuant to our collaborations.
     Under our collaboration agreement with Merck Serono for adecatumumab, we have received $22.0 million in up-front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. All of our development costs related to adecatumumab are fully reimbursed by Merck Serono.
     Under our collaboration agreement with MedImmune for MT103, the agreement provides for potential future milestone payments and royalty payments based on net sales of MT103. A second agreement with MedImmune for the development of new BiTE product candidates provides for potential future milestone payments and royalty payments based on future sales of the BiTE product candidates currently under development pursuant to that agreement. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets. We have received $2.2 million in up-front and milestone payments to date.
     Under our collaboration agreement with TRACON for MT293, TRACON is responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. TRACON is obligated to make development and sales milestone payments, and pay a royalty on worldwide net sales of MT293. External costs that we incur related to intellectual property for MT293 are reimbursed by TRACON. In addition, TRACON will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues. We have received $1.5 million in up-front and material delivery fees to date.
     Under our collaboration agreement with Nycomed for MT203, our proprietary human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of inflammatory and autoimmune diseases, we are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed is responsible for the development and commercialization costs of MT203 on a worldwide basis. Under the terms of the agreement, we received an upfront license fee of €5.0 million or $7.1 million at the exchange rate of September 30, 2007, and we will be eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million or $171.0 million at the exchange rate of September 30, 2007 in the aggregate.
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
     Revenue Recognition
     Our revenues generally consist of licensing fees, milestone payments and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue upon satisfying the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
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
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through September 30, 2007, we have not received or recognized any royalty payments.
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
     We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. We apply the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the three-month and nine-month periods ended September 30, 2007 was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $6.0 million and the weighted average period over which it is expected to be recognized is 2.4 years.
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
Results of Operations
Comparison of Three Months Ended September 30, 2007 and 2006
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	September 30,	September 30,
	2007	2006
Collaborative R&D revenue:
Merck Serono	$1.1	$1.9
MedImmune	1.5	2.5
Nycomed	0.8	—
TRACON	2.1	—

Total collaborative R&D revenue	5.5	4.4
License and other revenue	0.1	0.2

Total revenues	$5.6	$4.6

     Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of MT103 and their full cost responsibility for the development of MT111, a BiTE antibody binding to CEA with potential applications in the treatment of solid tumors and another BiTE antibody binding to EphA2. Collaborative research and development revenues from Nycomed reflect their full cost responsibility for the MT203 program. Collaborative research and development revenues from TRACON reflect their full cost responsibility for the MT293 program.
     The decrease in Merck Serono collaborative R&D revenue was the result of an amendment to our collaboration agreement that had the effect of lengthening the time over which revenue is recognized for the phase 1 study of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2009. The decrease in MedImmune revenue was due primarily to a milestone payment from MedImmune of $1.7 million recorded during the third quarter of 2006 while there was no such milestone payment during the current year. Partially offsetting this decrease was an increase in revenue of $0.6 million under the MT103 program with MedImmune. The Nycomed collaboration commenced during 2007 and there was no corresponding revenue-generating activity during the prior year. The Nycomed revenue represents the reimbursement of our clinical development activities including reimbursement for full time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period. The TRACON revenue during 2007 represents the sale of clinical material, cell banks, and toxicology materials transferred under the terms of our agreement with TRACON, miscellaneous pass through expenses and the portion of the up-front payment received from TRACON that is being recognized over a 15-year period. This collaboration also commenced during 2007, and there was no corresponding revenue-generating activity during 2006.
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
     Research and development expenses were $6.3 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively. The reduction reflects a decrease in our manufacturing and pre-clinical toxicology studies for our MT110 program that were ongoing during the third quarter of 2006. Clinical expenses for our MT103 programs also increased by $0.1 million but were offset by corresponding decreases in our MT201 program.
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

     General and administrative expenses were $2.9 million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively. The decrease was a result of lower stock-based compensation costs of $0.3 million due to a stock option grant to an officer during the third quarter of 2006 and increased legal expenses of $0.4 million during 2006 in connection with our post-merger activities. These decreases were partially offset by higher personnel and travel costs of $0.3 million due to an increased number of U.S.-based personnel, sublease income received for our Munich facility, and the incremental costs of approximately $0.1 million associated with being a public company post-merger, including investor relations costs, auditing and tax fees and increased directors and officers insurance premiums.
     Interest Expense. Interest expense for the three months ended September 30, 2007 and 2006 was $0.1 million and $0.5 million, respectively. The decrease was primarily due to the repayment of a $16.0 million bank loan in the third quarter of 2006, from the conversion of convertible notes during 2006, and the repayment of certain silent partnership debt during 2006 and 2007.
     Change in Fair Value of Common Stock Warrants Liability. The warrants issued in connection with the private placement in June 2007 are classified as a liability. The income of $1,187,000 recorded in the third quarter of 2007 represents the non-cash change in fair value of the warrants as of September 30, 2007 as compared to the value on June 30, 2007.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Collaborative R&D revenue:
Merck Serono	$3.3	$6.9
MedImmune	4.1	4.1
Nycomed	1.1	—
TRACON	2.1	—
Cell Therapeutics	—	1.9

Total collaborative R&D revenue	10.6	12.9
License and other revenue	0.8	0.9

Total revenues	$11.4	$13.8

     The decrease in Merck Serono collaborative R&D revenue was the result of completing the phase 2a clinical trials during 2006 with no such activity ongoing during the nine months ended September 30, 2007. There was also a reduction in the phase 1 clinical trial of MT201 in combination with docetaxel for the metastatic breast cancer indication resulting from the contract amendment as described above. MedImmune revenue remained constant between 2006 and 2007, but the 2007 revenues reflect an increase of $1.7 million from activity in the development programs for MT103, MT111 and the EphA2 BiTE antibody, which increase was offset by a reduction in milestone revenues of $1.7 million. As described above, the Nycomed and TRACON collaborations commenced during the year of 2007 and had no revenue-generating activity in 2006. Also contributing to the overall decrease in collaborative R&D revenue was a one-time $1.9 million settlement payment from Cell Therapeutics, Inc. that we received in May 2006 relating to a previously terminated collaboration. The Cell Therapeutics settlement was recorded as collaboration revenue because the amount would have been recorded as collaboration revenue had the original contract been fulfilled.
     Research and Development Expenses. Research and development expenses were $19.7 million and $20.9 million for the nine months ended September 30, 2007 and 2006, respectively. There was a decrease in stock-based compensation expense of $1.1 million related to accelerated vesting recognized in 2006 in connection with the CancerVax merger. Clinical study expenses also decreased by $0.5 million as decreases in the adecatumumab phase 2 programs of $1.2 million were partially offset by increases to the MedImmune antibody programs. There was an increase in license fees of $0.5 million that was paid to Applied Molecular Evolution as a result of the fees earned under the terms of the license agreement with TRACON signed in March 2007.
     General and Administrative Expenses. General and administrative expenses were $10.8 million and $8.5 million for the nine months ended September 30, 2007 and 2006, respectively. The $2.3 million increase in general and administrative expense results from an increased number of U.S.-based personnel for salary and travel of $1.5 million, increased facility expenses of $1.0 million due to lease exit costs of the former CancerVax headquarters, and incremental costs associated with being a public company of $1.0 million for activites such as investor relations, directors and officers insurance premiums, and legal and audit expenses. Offsetting these increases was a reduction in stock-based compensation expense of $1.1 million related to accelerated vesting recognized in 2006 in connection with the CancerVax merger, and from sublease income on our Munich facility.
     Interest Expense. Interest expense for the nine months ended September 30, 2007 and 2006 was $0.6 million and $1.5 million, respectively. The $0.9 million decrease was primarily due to the repayment of a $16.0 million bank loan in the third quarter of 2006, the conversion of convertible notes during the second quarter of 2006, and the repayment of certain silent partnership debt during 2006 and 2007.
     Change in Fair Value of Common Stock Warrants Liability. The warrants issued in connection with the private placement in June 2007 are classified as a liability. The income of $1,709,000 recorded in the nine months ended September 30, 2007 represents the non-cash change in fair value of the warrants as of September 30, 2007 as compared to the value on June 22, 2007, the date of issuance.
     Other Income (Expense). Other income for the nine months ended September 30, 2007 was $1.1 million compared to $0.1 million for the nine months ended September 30, 2006. The increase results primarily from the approval received from the German tax authorities for the refund of withholding tax payments of $0.8 million and a gain on debt restructuring of $0.3 million, each of which occurred during 2007.
Liquidity and Capital Resources
     We had cash and cash equivalents of $31.0 million and $24.3 million as of September 30, 2007 and December 31, 2006, respectively. The increase in 2007 results from the private placement financing in June 2007, which yielded net proceeds to us of $23.5 million, as well as the upfront license fee of approximately $7.1 million received from Nycomed, the upfront license fee and material transfer of $1.5 million received from TRACON, less repayments of long-term debt of $1.1 million and an increase in general operating expenses, as described above.
     Net cash used in operating activities was $11.1 million for the nine months ended September 30, 2007, compared to $21.1 million used in operating activities for the nine months ended September 30, 2006. The increase in cash flows from operating activities from 2006 to 2007 was primarily due to the upfront licensing fees and materials transfer payments received from Nycomed and TRACON as described above, which aggregated approximately $9.0 million.
     Net cash used in investing activities was $564,000 for the nine months ended September 30, 2007, compared to $37.2 million provided by investing activities for the nine months ended September 30, 2006. We had acquired $37.4 million in cash from our merger with CancerVax in 2006.
     Net cash provided by financing activities was $17.9 million for the nine months September 30, 2007, compared to $7.0 million used in financing activities for the nine months ended September 30, 2006. The increase is a result of the $23.5 million in net proceeds from the June 2007 private placement financing as compared to $7.4 million net proceeds received during 2006 from the issuance of common stock and $4.8 million received from capital contributions from shareholders. Also contributing to the increase was $5.5 million of debt repayment during 2007 as compared to $19.6 million during 2006.
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
     Prior to our merger with CancerVax, CancerVax was a party to three building leases for a manufacturing facility, a warehouse facility and CancerVax’s corporate headquarters. During the second quarter of 2006, CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. We paid termination-related fees of approximately $0.6 million in connection with the termination of the warehouse facility. Our remaining estimated lease exit liability related to the two outstanding leases amounted to $1.8 million at September 30, 2007, of which $0.1 million is included in accrued expenses and $1.7 million is included in other non-current liabilities. In April 2007, we entered into a sublease agreement for the remaining 15,091 square feet of CancerVax’s former corporate headquarters.
     As of September 30, 2007, we have a total of $3.1 million of standby letters of credit collateralized by certificates of deposit that are included as restricted cash in our non-current assets, comprised of the following:
•	$0.7 million relates to our building lease in Munich, Germany; and

•	$2.4 million relates to two building leases in California assumed in the merger with CancerVax described above.
     On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolved a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of a promissory note. Curis had requested immediate repayment of the remaining balance under the note at the time of the closing of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million, or $1.3 million, in October 2006, and €0.8 million, or $1.1 million, in April 2007, in full settlement of our obligations. These payments did not include any interest charges. We recorded a gain on extinguishment of this debt of $0.3 million in the second quarter of 2007.

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
Contractual Obligations
     We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements, as well as a new operating lease entered into in the second quarter of 2007 related to our corporate headquarters in Bethesda, Maryland. The following table sets forth our significant contractual obligations as of September 30, 2007 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$20,989	$1,102	$8,796	$8,862	$2,229
Short term note to Premier Assignment Corporation	78	78	—	—	—
Long-term debt — MedImmune	2,183	—	—	2,183	—
Silent partnership obligations	2,315	34	2,281	—	—
Contractual payments under licensing and research and development agreements	1,540	1,200	160	60	120
Capital leases	248	49	199	—	—
Other	108	25	50	33

	$27,461	$2,488	$11,486	$11,138	$2,349

(1)	Includes amounts payable from October 1, 2007 through December 31, 2007.

(2)	The amounts shown in operating leases excludes sub-lease income (see Note 8 to our condensed consolidated financial statements included in this report).
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
Cautionary Note Regarding Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress and timing of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our products; the risks associated with reliance on collaborations for the development and commercialization of our product candidates, unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”
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
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of September 30, 2007, we had U.S. dollar-denominated cash and cash equivalents of $28.6 million and Euro-denominated liabilities of approximately €14.4 million. The Euro amount as of September 30, 2007 is equivalent to approximately $20.5 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2007, the end of the period covered by this report.
     Based upon our evaluation prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, our management concluded that our disclosure controls and procedures were ineffective as of December 31, 2006 because of material weaknesses in internal control over financial reporting, as described below.
     Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still ineffective as of September 30, 2007 to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
     Notwithstanding the deficiencies cited above that existed as of September 30, 2007, there have been no changes to reported financial results as a result of these identified material weaknesses, and our management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
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
Management’s Remediation Plan
     Based on our findings that our disclosure controls and procedures were not effective and that we had several material weaknesses in internal controls over financial reporting, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts in 2007 will address and resolve the weaknesses.
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
     While management believes that the foregoing actions have had a positive effect on our internal control over financial reporting, all the changes necessary to remediate the material weakness in our internal control over financial reporting were not in place by September 30, 2007. We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and other control deficiencies as quickly as possible.
Changes in Internal Control over Financial Reporting
     Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses from the inception of Micromet through September 30, 2007, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators: MedImmune (a subsidiary of AstraZeneca), Merck Serono, TRACON and Nycomed. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
     • variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period; and
     • the change in fair value of the common stock warrants issued to investors in connection with our 2007 private placement financing, remeasured at each balance sheet date using on a Black-Scholes option-pricing model, with the change in value recorded as non-cash other income or expense.
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
     As a publicly traded company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the merger between CancerVax Corporation and Micromet AG, and the establishment of our new corporate headaquarters in Bethesda, Maryland, we are in the process of upgrading the existing, and implementing additional, procedures and controls to incorporate the operations of Micromet AG, which had been a private German company prior to the merger. The process of updating the procedures and controls is requiring significant time and expense. The integration of the two companies’ finance and accounting systems, procedures and controls, and the implementation of procedures and controls at Micromet AG are more time-consuming and expensive than we previously anticipated.
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
     • Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us.
     In June 2007, our collaborator MedImmune was acquired by AstraZeneca plc. If MedImmune or AstraZeneca were to perform a review of their development programs and re-evaluate their priorities in the development of their product candidates, this could result in a delay in the development of and the commercialization of our product candidate MT103, MT111, or the EphA2 BiTE antibody that in each case we are developing in collaboration with MedImmune, or in a termination of one or both of the collaboration agreements we have with MedImmune for our product candidates that are the subject of strategic collaborations with MedImmune. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may incur delays in the development for these product candidates following any potential termination of the collaboration agreement with MedImmune, or we may need to reallocate financial resources that may cause delays in other development programs for our other product candidates.
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
     As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations for development and commercialization of new BiTE antibodies or existing product candidates in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration, the terms of the agreement may not be favorable to us. Finally, such collaborations or other arrangements may not result in successful products and associated revenue from milestone payments, royalties or profit share payments.
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
     A key element of our strategy is to discover, develop and commercialize a portfolio of new antibody therapeutics. We are seeking to do so through our internal research programs and in-licensing activities. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources regardless of whether or not any suitable candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates suitable for clinical development. If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable product candidates or delivery technologies on acceptable business terms, our business prospects will suffer.
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
     Any growth and expansion into areas and activities that may require additional personnel or expertise, such as in regulatory affairs, quality assurance and control, and compliance, would require us to either hire new key personnel or obtain such services from a third party. The pool of personnel with the skills that we require is limited, and we may not be able to hire or contract such additional personnel.
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

     To date, we have sought to protect our proprietary positions related to our important proprietary technology, inventions and improvements by filing of patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution that might lead to a scope of protection which is of minor value for a particular product candidate. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Patents might be invalidated in national jurisdictions. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Products or technology could also be copied by competitors after expiration of the patent life. Furthermore, claims of employees or former employees of Micromet related to their inventorship or compensation pursuant to the German Act on Employees’ Inventions may lead to legal disputes.
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
     From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided in the United States by 35 U.S.C. § 271(e) and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to several areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. For example, we are aware that GlaxoSmithKline holds a European patent covering the administration of adecatumumab in combination with docetaxel, which is the combination that we are currently testing in a phase 1 study. We have filed an opposition proceeding against this patent with the European Patent Office seeking to have the patent invalidated. We may not be successful in this proceeding, and if it is not resolved in our favor, we could be required to obtain a license under this patent from GSK, which we may not be able to obtain on commercially reasonable terms, if at all.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (11)	Amended and Restated Bylaws

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating

Exhibit
Number	Description

Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

4.15 (10)	Registration Rights Agreement, dated June 19, 2007

4.16 (10)	Form of Warrant, dated June 19, 2007

4.17 (10)	Alternate Form of Warrant, dated June 19, 2007

10.1	Employment Agreement with Mark L. Reisenauer dated September 9, 2007

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007	Micromet, Inc.
	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker
Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit
Number	Description

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3 (4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4 (11)	Amended and Restated Bylaws

4.1 (9)	Form of Specimen Common Stock Certificate

4.2 (1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002

4.3 (4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004

4.4 (5)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006

4.5 (7)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006

4.6 (8)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006

4.7 (8)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006

4.8 (9)	Form of Warrant to Purchase Common Stock, dated May 5, 2006

4.9 (6)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006

4.10 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.11 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999

4.12 (9) &	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006

4.13 (9) &	Silent Partnership Participation Agreement (Beteiligungsvertrag) with Technologie Beteiligungsfond Bayern GmbH, dated January 17, 2000

4.14 (9) &	Amendment to Silent Partnership Participation Agreement with Technologie Beteiligungsfond Bayern GmbH, dated February 6, 2006

4.15 (10)	Registration Rights Agreement, dated June 19, 2007

4.16 (10)	Form of Warrant, dated June 19, 2007

4.17 (10)	Alternate Form of Warrant, dated June 19, 2007

10.1	Employment Agreement with Mark L. Reisenauer dated September 9, 2007

31.1	Certification of principal executive officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2007.

&	Indicates that the exhibit is an English translation of a foreign language document.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.