Form 10-K
period 2007-12-31
MICROMET, INC.
filed 2008-03-14
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50440

Micromet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6707 Democracy Boulevard, Suite 505 Bethesda, MD (Address of principal executive offices)	20817 (Zip Code)

(240) 752-1420
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00004 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $65.7 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of March 5, 2008 was 40,778,258 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2007 are incorporated by reference into Part III of this report.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Table of Contents

PART I

Item 1.	Business

INFORMATION REGARDING MICROMET’S BUSINESS

Company Overview

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Three of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, also known as MEDI-538, the most advanced antibody in our product pipeline developed using our BiTE® antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells, considered the most powerful “killer cells” of the human immune system, to eliminate cancer cells. We are developing MT103 in collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc. Our second clinical stage antibody is adecatumumab, also known as MT201, a human monoclonal antibody which targets epithelial cell adhesion molecule (EpCAM) expressing solid tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. MT293, also known as TRC093, our third clinical stage antibody, is licensed to TRACON Pharmaceuticals, Inc., and is being developed in a phase 1 clinical trial for the treatment of patients with cancer. MT110, a BiTE antibody targeting EpCAM-expressing tumors, has completed preclinical development and we plan to initiate clinical development in 2008. In addition, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor (GM-CSF), which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. Further, we have used and will continue to use our proprietary BiTE antibody technology platform to generate additional antibodies for our product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.

Corporate History

On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company. CancerVax was incorporated in the State of Delaware on June 12, 1998, and completed an initial public offering on November 4, 2003. Following its merger with CancerVax, former Micromet AG security holders owned, as of the closing of the merger, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax security holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.” As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG, and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries, including Micromet AG.

Unless specifically noted otherwise, as used throughout this report and the consolidated financial statements, “Micromet”, “we,” “us,” and “our” refers to the business of the combined company after the closing of the merger and the business of Micromet AG prior to the closing of the merger, and “CancerVax” refers to the business, operations, and financial results of CancerVax Corporation prior to the closing of the merger, and “collaborator” refers to the counterparties to our collaboration agreements as well as the counterparties to our license agreements.

Market Overview

Cancer is among the leading causes of death worldwide. The World Health Organization estimates that more than 10 million people were diagnosed with cancer worldwide in the year 2000 and that this number will increase to

15 million by 2020. In addition, the World Health Organization estimates that 7.6 million people died from the disease in 2005, representing 13% of all deaths worldwide. The American Cancer Society (ACS) estimates that over 1.4 million people in the U.S. were newly diagnosed with cancer in 2007 and over 559,000 people died from the disease in the U.S. in 2007. Also according to the ACS, in the U.S. one in every four deaths is due to cancer, and as a result it has become the second leading cause of death in all people (exceeded only by heart disease), and the leading cause of death in people over age 85.

The increasing number of people diagnosed with cancer and the approval of new cancer treatments are factors that are expected to continue to fuel the growth of the worldwide market for cancer drugs. The U.S. National Health Information Business Intelligence Reports states that, on a world-wide basis, the revenues for cancer drugs are expected to grow from $35.5 billion in 2003 to $53.1 billion in 2009. The therapeutic antibody subset of the cancer market is driving much of the cancer market growth. According to various market analyses, the monoclonal antibody market represents the fastest-growing segment within the pharmaceutical industry. In 2005, it was worth $13 to $14 billon worldwide, and Datamonitor forecasts a compound annual growth rate of up to 14% between 2006 to 2012 (in: Datamonitor, Monoclonal Antibodies Report Part II, September 26, 2007).

Immunotherapy for the Treatment of Cancer

Background

The body’s immune system is a natural defense mechanism tasked with recognizing and combating cancer cells, viruses, bacteria and other disease-causing factors. This defense is carried out by the white blood cells of the immune system through cytolytic, or cell-killing, enzymes that either assemble on specific antibodies bound to the cell surface of target cells, or are discharged by certain white blood cells in a highly specific fashion. Specific types of white blood cells, known as T cells and B cells, are responsible for carrying out cell-mediated immune responses and humoral, or antibody-based, immune responses, respectively.

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

The human body has developed numerous immune suppression mechanisms to prevent the immune system from destroying the body’s normal tissues. Cancer cells have been shown to utilize these same mechanisms to suppress the body’s natural immune response against cancer cells. Thus, the response of the body’s immune system may not be sufficient to eradicate or control the cancer cells, and even with an activated immune system, the number and size of tumors can overwhelm the body’s immune response.

BiTE Antibody Technology Platform

BiTE antibodies represent a novel class of antibodies designed to direct the body’s cytotoxic, or cell-destroying, T cells against tumor cells. BiTE antibodies enable temporary synapses between T cells and tumor cells in the same manner as can be observed during naturally-occurring T cell attacks. During the temporary synapse, T cells deliver cytotoxic proteins into tumor cells, ultimately inducing a self-destruction process in the tumor cell referred to as “apoptosis,” or programmed cell death. In the presence of BiTE antibodies, a T cell acts as a “serial killer” of tumor cells, which explains the activity of BiTE antibodies at low concentrations and at low ratios of T cells to target tumor cells. In addition, through the process of killing tumor cells, T cells proliferate, which leads to an increased number of T cells at the site of attack.

Compared to conventional antibodies, BiTE antibodies appear to provide a superior search and destroy mechanism for eradication of disseminated tumor cells. Moreover, BiTE antibodies direct T cells to attack larger tumor masses with a potency that is comparable, or may even exceed, the cytotoxic activity of chemotherapies. For example, in our phase 1 clinical trial with MT103, we have observed complete responses in late-stage NHL patients at 18 pM MT103 concentration in serum. In preclinical studies with MT110, we have shown a high efficacy of the antibody in mice against human tumors derived either from cancer cell lines or by surgery from ovarian cancer patients. Based on the potency of BiTE antibodies at low doses shown in clinical trials and preclinical studies, we believe that BiTE antibodies may prove to be more convenient and effective in the treatment of indolent or adjuvant disease settings than currently available therapies, which typically rely on a combination of chemotherapeutics and conventional antibodies and have severe associated side effects but often fail to provide a lasting cure.

Several antibodies in our product pipeline are BiTE antibodies and have been generated based on our proprietary BiTE antibody technology platform. In addition to MT103, which is in clinical development, we have completed preclinical development for MT110, a BiTE antibody targeting EpCAM, and we plan to initiate clinical development with this product candidate in 2008. We have additional BiTE antibodies targeting carcinoembryonic antigen (CEA), EPH receptor A2 (EphA2), melanoma chondroitin sulfate proteoglycan (MCSP) and other targets in various stages of preclinical development and lead optimization.

Cancer Indications Targeted by Our Product Candidates

Non-Hodgkin’s Lymphoma and Acute Lymphoblastic Leukemia

Our lead product candidate, MT103, is being developed for the treatment of non-Hodgkin’s lymphoma (NHL) and acute lymphoblastic leukemia (ALL).

Current Therapies for NHL

NHL is among the fastest growing of all cancers. Indolent, or slow growing, NHL tumors are divided into several subtypes, of which follicular lymphomas are the most common. Approximately 10% of patients with indolent lymphoma are diagnosed at stage I or localized stage II, and are potentially curable with radiotherapy. Patients diagnosed with stage II, III, or IV disease are often asymptomatic and remain under periodic observation. Treatment is generally initiated when patients become symptomatic or when biological evidence of increasingly active disease such as rapidly enlarging lymph nodes occurs. First-line treatment for patients with indolent NHL is usually chemotherapy, although recent data indicate that rituximab (Genentech’s, Biogen Idec’s and Roche’s Rituxan® and MabThera®) added to chemotherapy may provide additional long-term benefit. Rituximab is a monoclonal antibody that targets CD20, an antigen widely expressed on B cells. Patients often cycle between remission and relapse, and may survive for as long as eight to ten years following initial diagnosis. Upon relapse, patients may receive chemotherapy plus rituximab, rituximab alone, or chemotherapy alone. Over time, an increasing proportion of patients become refractory, or resistant, to treatments with chemotherapy or rituximab. Refractory patients may then receive radio-labeled monoclonal antibodies targeting CD20 (so-called radioimmunotherapy) or experimental regimens including bone marrow transplantation.

Aggressive NHL tumors are rapidly growing tumors and are divided into various subtypes, the largest subtype being diffuse large B-cell lymphomas (DLBCL). Current standard first-line treatment for DLBCL is a chemotherapy regimen plus rituximab, and may result in a cure for approximately 50% of patients treated. The overall survival of patients who do not respond to first-line therapy is generally limited to a few years. Young patients and those with good clinical status may benefit from bone marrow transplantation, but most are treated with combinations of chemotherapy and rituximab or radioimmunotherapy. If patients do not respond to primary treatment or if patients relapse, experimental therapies or combination chemotherapy may be attempted. Altogether, despite recent advances in treatment choices, overall prognosis for survival of non-responding or relapsed patients with aggressive NHL remains poor.

Mantle cell lymphoma (MCL) is a B cell malignancy which presents with features of both aggressive and indolent NHL. Although the introduction of rituximab in combination with chemotherapy regimens has improved response rates, including complete responses, the majority of patients relapse within a few years. Second-line treatments included bortezomib (Millennium’s and Johnson & Johnson’s Velcade®), some experimental product candidates currently in clinical development, and stem cell transplantations. Altogether, despite recent advances in treatment choices, the overall prognosis for survival of non-responding or relapsed patients with MCL remains poor and new therapeutic options are urgently needed.

Current Therapies for ALL

ALL is an extremely aggressive form of B-cell leukemia. Currently, patients with ALL are initially treated with complex and highly toxic chemotherapy regimens which may be followed by bone marrow stem cell transplantation for eligible patients. After chemotherapy, patients may have low numbers of residual tumor cells in their bone marrow (which is also referred to as minimal residual disease, or MRD). These patients are at a very high risk of early relapse. Improved treatments and the reduction of relapse rates in patients with MRD-positive ALL represent a high medical need, especially when bone marrow stem cell transplantation is not an option.

Our Approach with MT103

MT103 is a BiTE antibody targeting CD19, which is exclusively expressed on B cells and B-cell derived B lymphoma cells. Preclinical and clinical data indicate that MT103 has activity in the treatment of indolent NHL, MCL, and chronic lymphocytic leukemia (CLL). In addition, clinical activity observed with MT103 included the removal of cancer cells from bone marrow and other tumor-infiltrated organs which suggests that MT103 may also be active against aggressive NHL as well as ALL. The activity against ALL is being investigated in a phase 2 clinical trial. Based on the observed clinical activity, MT103 has the potential to treat advanced disease as well as to remove residual tumor cells in consolidation therapy. While conceivable in the future, at this point in time we do not plan to co-administer MT103 with other therapeutics, but rather use MT103 as a single agent.

Micromet has selected the CD19 target for MT103 for a number of reasons. First, the CD19 antigen is used in the clinic to distinguish lymphoma derived from B cells from those derived from T cells. CD19 serves as a co-receptor of the B cell receptor and is highly specific for the B cells and tumors derived from those B cells. Second, by not binding to CD20, which is the target for a number of antibody-based therapies (Rituxan®, GlaxoSmithKline’s Bexxar®, Cell Therapeutics’s Zevalin®), it may be possible to use MT103 in advance of, in sequence with, or in combination with anti-CD20 therapies. Third, certain human B cell malignancies express CD19 but no or only modest levels of CD20, such as those derived from early stages of B cell development. In addition to the treatment of CD20-positive lymphomas, we believe that MT103 will provide an opportunity to treat B cell malignancies that lack CD20, that have a low level of CD20 expression, or that have lost CD20 expression during treatment with rituximab, and if approved, may offer patients additional benefit in the treatment of NHL and ALL.

Breast Cancer and other EpCAM-expressing Solid Tumors

Our product candidates adecatumumab (MT201) and MT110 target EpCAM-expressing tumors and have the potential to treat solid tumors, including breast and colorectal cancer.

EpCAM as a Target for Antibody Therapies

EpCAM is a cell surface protein that is overexpressed on most solid tumor types, including prostate, breast, colon, gastric, ovarian, pancreatic and lung cancers. In one study with approximately 1,700 subjects, a high level of EpCAM expression was found in approximately 42% of patients with primary breast cancer. Patients with node-positive breast cancer whose tumor cells are expressing EpCAM have been shown to have a significantly reduced time and rate of survival. EpCAM expression has also been associated with decreased survival in a number of other cancer indications, including breast, gall bladder, bile duct, ovarian and ampullary pancreatic cancers. In addition, EpCAM has been shown to promote the proliferation, migration and invasiveness of breast cancer cells.

A series of recent studies has shown that EpCAM is highly and frequently expressed on tumor cells of the most frequent human carcinomas, including colon, lung, breast, prostate, gastric, ovarian and pancreas cancers. In these studies, EpCAM was also reported to be expressed on so-called cancer stem cells, which has thus far been demonstrated for colon, breast, pancreas and prostate cancers. Cancer stem cells are thought to continuously repopulate bulk tumors with new cancer cells, a feature most cancer cells do not exhibit. Cancer stem cells have also been shown to be relatively resistant to chemotherapy. Novel EpCAM-targeting therapies are intended to eradicate cancer stem cells and slow or stop tumor growth, and may also eliminate the root cause for chemoresistance and metastasis of cancer.

Overview of Current Therapies

For most solid tumors, the current standard of care consists of surgery, radiotherapy and treatment with chemotherapy, hormonal therapy, and targeted therapy, such as monoclonal antibodies or anti-angiogenic agents, such as bevacizumab (Genentech’s and Roche’s Avastin®), either as a single treatment or as a combination of the aforementioned therapy options. Despite advances in treating these malignancies over the last two decades, we believe that a tremendous need for further improvement of cancer therapy exists. Depending on the disease type and stage, major medical needs include improved survival, increased cure rates, prolonged disease-free survival, and improved control of symptoms. The recent approval of various monoclonal antibodies directed against certain tumor antigens, such as trastuzumab (Genentech’s and Roche’s Herceptin®) and cetuximab (Bristol-Myers Squibb’s and Merck KGaA’s Erbitux®) in various indications has confirmed the prospects of targeted therapy.

Current Therapies for Breast Cancer

Breast cancer is the most common cancer in women and the second most common cause of malignancy-related deaths worldwide. Although the incidence of breast cancer is rising in many developed countries, primarily because of the growing number of elderly women, more women are surviving the disease, and those who are not cured are living longer. These achievements are the result of improved screening methods allowing earlier diagnosis, targeted surgery, treatments after surgery (known as adjuvant therapy), and the use of successive hormonal and cytotoxic treatments for patients with metastatic disease, as well as the introduction of new targeted anti-cancer therapies. In stage III locally-advanced tumors, treatment before surgery (known as neoadjuvant therapy) is being increasingly used in order to reduce the size of tumors before surgery and radiation therapy.

Although there is a consensus with regard to the approach to the diagnosis and treatment of patients with breast cancer, medical practice varies in the treatment of low-risk, early-stage patients. As a consequence of wide-spread mammography screening, more than 80% of all invasive breast tumors are diagnosed in stage I or II. In these stages, the primary treatment is surgery, often combined with radiation. The additional treatment regimen is dependent on several factors, including whether the cancer has infiltrated the patient’s lymph nodes. More aggressive therapy, often including chemotherapy, is used to treat patients with a high risk of relapse or who have lymph node metastases. Patients with hormone receptor positive disease usually receive additional anti-hormonal treatment with tamoxifen (AstraZeneca’s Nolvadex®) alone or tamoxifen followed by other agents such as aromatase inhibitors.

Research has found that the over-expression of the human epidermal growth factor receptor-2 (HER-2) gene contributes to the uncontrolled growth of tumor cells. It is estimated that approximately one in five breast cancer patients is HER-2 positive, and that these patients are likely to have a more aggressive form of cancer. As a result, patients with breast cancer are routinely tested for over-expression of HER-2, and those who test positive are typically treated with trastuzumab (Herceptin®).

Treatment of patients with metastatic, or stage IV, breast cancer generally aims to prolong the time until the progression of the disease and to improve quality of life. Within this group of patients, prognosis and therapy depend on the presence of hormone receptors for estrogen and progesterone (ER +/PR +). Patients with a positive hormone receptor status usually receive hormone therapy (e.g., aromatase inhibitors). Depending on the speed of progression, these patients then either undergo an additional course of hormone therapy or they are switched to chemotherapy. Patients with more advanced or symptomatic disease or with hormone receptor negative status (ER -/PR -) will typically receive chemotherapy. Radiation therapy may be used in specific cases with symptomatic metastases. Herceptin has been marketed since 1998 in the U.S. and since 2000 in the EU for the treatment of patients with HER-2 positive metastatic breast cancer either in combination with chemotherapy, such as with paclitaxel after anthracycline pre-treatment, or as monotherapy in second or third-line metastatic breast cancer patients.

Current Therapies for Colorectal Cancer

Colon and rectal cancers, collectively referred to as colorectal cancer (CRC), are two of the most common forms of cancer worldwide. In 2002, more than 1 million cases of CRC were diagnosed worldwide, making it the fourth most common cancer among men and the third most common among women. In the United States, it is the third most common form of cancer in both men and women, and the U.S. Department of Health and Human Services estimates that 55,000 people died from the disease in the U.S. in 2006.

Surgery is the primary treatment for localized CRC (stages I-III), and experts estimate that more than 90% of these patients undergo surgery to remove the primary tumor. Depending on the stage of the disease, patients undergo chemotherapy regimens before or after the surgery, typically with 5-FU, fluoropyrimidine capecitabine, FOLFOX, or 5-FU/LV combined with oxaliplatin.

Certain patients with metastatic colorectal cancer also undergo surgery, but only if the metastases are limited to isolated sites in the liver or lungs. Chemotherapy (e.g., 5-FU/LV, oxaliplatin) following surgery has been shown to reduce the risk of recurrence of the disease by approximately 16% at five years compared with surgery alone. However, the efficacy achieved by chemotherapy comes at the cost of significant toxicity. The current chemotherapy regimens can cause severe adverse effects in most patients. For example, 5-FU/LV can cause mucositis, neutropenia, and diarrhea. Oxaliplatin can cause peripheral neuropathy, which, although largely reversible, is painful and debilitating and may limit its use in the adjuvant setting.

Unmet Medical Need

Despite recent advances, current therapies still do not sufficiently address patients’ needs. In particular, the following therapies are still needed:

•	Therapies that more effectively prolong survival and improve quality of life for patients;

•	Less toxic, more convenient secondary therapies to prolong time to disease progression, reduce disease-related symptoms, and improve quality of life;

•	Therapies that increase the overall survival of patients, such as neoadjuvant treatment regimens; and

•	Therapies that are effective in patients who do not respond to currently available therapies, for example, because their tumor cells do not express HER-2 and are thus not responsive to the treatment with Herceptin®.

Our Approach with Adecatumumab and MT110

We have two product candidates that target EpCAM and that we believe may address some or all of the above unmet medical needs. Our product candidate adecatumumab (MT201) is being tested in a phase 1 clinical trial in combination with docetaxel for the treatment of metastatic breast cancer. We expect to initiate a further phase 2 clinical trial in an additional indication in the second half of 2008. In addition, we have completed preclinical development with MT110 and plan to initiate clinical development in 2008. By eliminating tumor cells that express high levels of EpCAM, we believe that treatment with an anti-EpCAM compound such as adecatumumab or MT110 may result in an increased time to disease progression, and if added to standard chemotherapy, such as taxanes, may also result in increased response rates or time to progression. In addition, these product candidates may be effective in patients whose tumors express EpCAM but not HER-2 and thus are not responsive to the treatment with Herceptin®.

Our Product Pipeline

Our current product pipeline consists of antibodies representing different approaches to treating cancer, inflammation and autoimmune diseases. The following table summarizes the current status of our product candidates in clinical and preclinical development:

Product Candidate	Primary Indication	Status

BiTE Antibodies
MT103	Acute Lymphoblastic Leukemia	Phase 2
	Non-Hodgkin’s Lymphoma	Phase 1
MT110	Adenocarcinoma	IMPD/IND Stage
MT111	Selected Cancers	Preclinical
EphA2 BiTE antibody	Selected Cancers	Preclinical
MCSP BiTE antibody	Melanoma	Preclinical

Conventional Antibodies
Adecatumumab (MT201)	Metastatic Breast Cancer and other Adenocarcinoma	Phase 2 completed
	Metastatic Breast Cancer in combination with Docetaxel	Phase 1b
MT293	Solid Tumors	Phase 1
MT228	Melanoma	Preclinical
MT203	Inflammatory Diseases	Preclinical
MT204	Inflammatory Diseases	Preclinical

MT103

Overview

Our BiTE antibody MT103 is a recombinant antibody consisting of four immunoglobulin variable domains assembled into a single polypeptide chain. Two of the variable domains form the binding site for CD19, a cell surface antigen expressed on all B cells and most B tumor cells, but not on other types of blood cells or healthy tissues. The other two variable domains form the binding site for the CD3 present on all T cells. The resulting recombinant molecule is produced by fermentation in eukaryotic cells. MT103 has received an orphan drug designation for certain types of indolent B-cell lymphoma from the U.S. Food and Drug Administration (FDA), and for MCL and CLL from the European Medicines Agency (EMEA).

We and MedImmune are developing MT103 (also known as MEDI-538) under the terms of a 2003 agreement (see “License Agreements and Collaborations” below) in which MedImmune has obtained exclusive development and commercialization rights for MT103 in North America. We have retained all development and commercialization rights to MT103 outside of North America, and we are eligible to receive milestone and royalty payments from MedImmune with respect to the development and sales of MT103 in North America. MT103 is being investigated in a phase 2 clinical trial for the treatment of patients with ALL, and in a phase 1 clinical trial for the treatment of patients with NHL.

At the December 2007 annual meeting of the American Society of Hematology (ASH), interim results of the ongoing phase 1 clinical trial for MT103 were presented. The results indicated dose-dependent clinical activity with complete and partial responses in late stage, relapsed indolent NHL and MCL patients and that the treatment was generally well-tolerated by patients, with the majority of adverse side effects having been fully reversible and in many cases resolved without discontinuation of MT103 administration.

Mechanism of Action

BiTE antibodies such as MT103 represent a novel class of antibodies designed to direct the body’s cytotoxic, or cell-destroying, T cells against tumor cells, BiTE antibodies enable temporary synapses between T cells and tumor cells in the same manner as can be observed during naturally-occurring T cell attacks. During the temporary synapse, T cells deliver cytotoxic proteins into tumor cells, ultimately inducing a self-destruction process in the tumor cell referred to as “apoptosis,” or programmed cell death. In the presence of BiTE antibodies, a T cell acts as a “serial killer” of tumor cells, which explains the activity of BiTE antibodies at low concentrations and at low ratios of T cells to target tumor cells. In addition, through the process of killing tumor cells, T cells proliferate, which leads to an increased number of T cells at the site of attack.

Clinical Trials

Phase 2 Clinical Trial in ALL

Following encouraging data from the ongoing phase 1 clinical trial described below showing potent single-agent activity of MT103 in patients with late-stage NHL, we expanded the development program to include patients with ALL, a very aggressive form of leukemia. Currently, patients with ALL are initially treated with complex and highly toxic chemotherapy regimens, which may be followed by bone marrow stem cell transplantation for eligible patients. Patients with minimal residual disease (MRD) have a low number of residual tumor cells in their bone marrow after chemotherapy and are at a very high risk of early relapse. Improved treatments and reduction of relapse rate in patients with MRD-positive ALL represent a high medical need, especially when stem cell transplantation is not an option. Although CD19 is widely expressed in ALL, no treatments targeting CD19 are available yet. This phase 2 clinical trial is designed to determine whether MRD-positive ALL patients can be treated with MT103. Currently, patients are being screened for enrollment in this clinical trial.

Phase 1 Clinical Trial in Relapsed-Refractory NHL

We are conducting a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of the continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed or refractory NHL. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study, which is being conducted by investigators in Germany. Patients are being enrolled sequentially into cohorts with increasing doses. A maximum tolerated dose has not yet been reached.

Of 12 patients in dose cohort numbers 1 through 3 who have received at least two weeks of treatment and who have passed the first control x-ray computerized axial tomography scan (CT scan) at week 4, nine patients have shown stable disease and one patient a minor response (which is defined in the protocol as a 25 to 50 percent decrease in tumor mass). No patient in cohort numbers 1 through 3 has shown a partial or complete tumor response, based on reference radiology assessment according to standardized Cheson criteria for tumor response assessment of NHL. However, partial and complete responses were observed in patients treated with higher doses (dose levels 4-5 = 15-60 µg/m2/24 h). As presented at the annual meeting of ASH in 2007, seven of the 18 evaluable patients at the three highest dose levels tested so far in this clinical trial showed a clinically relevant reduction in tumor lesions (3 complete responses, 4 partial responses). These responses were observed in various cancer types including follicular lymphoma (FL), MCL, and CLL. Investigators also observed a reduction of circulating B cells, which appeared to be correlated with increasing doses, with full depletion of B cells observed in all evaluable patients from dose level 3 to 5. Furthermore, 8 out of 9 patients at dose levels 4 and 5 with bone marrow infiltration at initial screening showed a reduction or complete disappearance of lymphoma cells from bone marrow after treatment with MT103.

Overall, MT103 showed acceptable tolerability in this ongoing clinical trial, and a maximum tolerated dose has not yet been reached. So far, most all side effects were fully reversible and most resolved under treatment. The most frequent adverse side effects related to the administration of MT103 were lymphopenia, leukopenia, fever and elevation of liver enzymes. The most frequent adverse events of grade 3 or higher (regardless of relationship) were lymphopenia in 20 patients (64.5%) and leukopenia in 11 patients (35.5%). Based on patients in cohort numbers 1 through 5 in our ongoing clinical trial, in which MT103 is administered by continuous infusion, the frequency of adverse events has been lower when compared to previously tested short-term infusion regimens, despite the fact that MT103 was present for four to eight weeks in patients in the continuous infusion study, while it was only present for a few hours in the patients in the short-term infusion studies. Less common adverse events included central nervous system (CNS) events, which were fully reversible after discontinuation of the infusion.

Regulatory Pathway

MT103 is currently under clinical development in Europe. In addition, our collaborator MedImmune has submitted an Investigational New Drug (IND) application to commence clinical testing of MT103 in the United States and anticipates starting a clinical trial in patients with CLL during the first half of 2008. Depending on the final outcome of the currently ongoing phase 1 trial, additional efficacy studies will be considered.

We have received orphan drug designation from the EMEA for the use of MT103 as a treatment for MCL and CLL. Orphan drug designation from the EMEA is designed to encourage manufacturers to develop drugs intended for rare diseases or conditions affecting fewer than 5 in 10,000 individuals in the European Union. Orphan drug designation also qualifies the applicant for tax credits and marketing exclusivity for ten years following the date of the drug’s marketing approval by the EMEA. In addition, MedImmune has received orphan drug designation from the FDA for the use of MT103 in the treatment of indolent B-cell lymphoma, excluding CLL and NHL with CNS involvement.

MT110

MT110 is a BiTE antibody binding to EpCAM, which is a cell surface antigen that is over-expressed by many types of solid tumors.

Preclinical Activities

In preclinical tests, MT110 has shown cytotoxic efficacy against EpCAM-positive tumor cells at very low concentrations and at low ratios of T cells to tumor target cells in preclinical tests using cell culture and mouse models. Of note, MT110 and other EpCAM-specific BiTE antibodies were capable of inducing durable elimination of established tumors in mouse models. Likewise, human metastatic tissue from ovarian cancer patients implanted under the skin of mice was eliminated by low doses of intravenously administered MT110. We believe that this suggests that MT110 penetrated the human tumor and re-directed human tumor-infiltrating T cells for the destruction of tumor cells.

Clinical Trials

We have completed preclinical development with MT110 and expect to initiate clinical development in 2008. The planned clinical trial will investigate the safety and tolerability of increasing doses of MT110 in patients with locally advanced, recurrent, or metastatic solid tumors known to regularly express EpCAM. Secondary objectives include various pharmaco-dynamic and -kinetic measurements and clinical activity.

MT111

MT111 is a BiTE antibody targeting the carcinoembryonic antigen (CEA), which is expressed in a number of tumors of epithelial origin, such as colorectal carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. Furthermore, CEA is expressed in gastric carcinoma and possibly also in colorectal carcinoma. Therefore, we believe that CEA is an excellent molecule candidate for a targeted therapeutic antibody approach for the treatment of cancer with a BiTE antibody. In the progression of cancer, members of the CEA family may play a role as contact-mediating adhesion molecules when tumor cells are moving to new sites. CEA has been shown that increased adhesion enhances the spread of cancer. Therefore, we believe that a BiTE antibody may hold promise for the treatment of many cancer types that overexpress CEA.

MT111 is currently in preclinical development under our collaboration with MedImmune (see “License Agreements and Collaborations” below). Under the terms of the collaboration agreement with MedImmune, we have retained the commercialization rights to MT111 in Europe.

EphA2 BiTE Antibody

We have a BiTE antibody targeting EphA2 in preclinical development. EphA2 is a cell surface membrane-associated receptor tyrosine kinase that, in normal cells, is thought to function in suppressing cell growth and migration. Studies have indicated that EphA2 may be a molecule candidate for a targeted therapeutic antibody approach for the treatment of cancer. EphA2 is frequently overexpressed in a number of different tumor types, including renal cell carcinoma, breast, prostate, colon, esophageal, cervical, lung, ovarian and bladder cancers and melanoma. The highest levels of EphA2 expression are observed in the most aggressive tumor cells, suggesting that it may play a role in disease progression. High levels of EphA2 have also been correlated with poor survival in patients with non-small cell lung, esophageal, cervical, and ovarian cancers. Additionally, in preclinical models, it has been demonstrated that the addition of EphA2 is sufficient to make non-tumorous cells tumorous in both in vitro and in vivo settings. Therefore, we believe that an EphA2 BiTE antibody has the potential to effectively treat many cancer types that overexpress EphA2.

Our BiTE antibody binding to EphA2 is being developed under our collaboration with MedImmune (see “License Agreements and Collaborations” below). Under the terms of the collaboration agreement with MedImmune, we have retained certain co-promotion rights to the EphA2 BiTE antibody in Europe.

BiTE Antibodies in Early Development

A number of new BiTE antibodies have been generated that target antigens validated by conventional antibody therapies. Several preclinical BiTE antibody candidates are available awaiting further characterization by in vitro assays and in animal models, including a BiTE antibody binding to MCSP for the treatment of melanoma.

Adecatumumab (MT201)

Our product candidate adecatumumab, which we also refer to as MT201, is a recombinant human monoclonal antibody of the IgG1 subclass that targets the EpCAM molecule. EpCAM is a cell surface protein that is overexpressed on most solid tumor types, including prostate, breast, colon, gastric, ovarian, pancreatic and lung cancers. Overexpression of EpCAM has been shown to promote the proliferation, migration and invasiveness of breast cancer cells. Moreover, human breast, colon, and pancreas cancer stem cells are characterized by expression of EpCAM. In addition, expression of EpCAM has been shown to be associated with decreased survival in a number of cancer indications, including breast, gall bladder, bile duct, ovarian and ampullary pancreatic cancers.

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

As discussed further under “License Agreements and Collaborations” below, adecatumumab has been the subject of an exclusive worldwide collaboration with Merck Serono since December 2004.

Clinical Trials

Phase 1 Clinical Trial in Metastatic Breast Cancer (Adecatumumab in Combination with Docetaxel)

Our ongoing phase 1 clinical trial in patients with metastatic breast cancer is an open-label, multi-center study to investigate the safety and tolerability of intravenous infusions of a combination of increasing doses of adecatumumab and a standard dose of docetaxel in patients with EpCAM-positive advanced-stage breast cancer. We are conducting this clinical trial currently in six locations, of which four are in Germany and two are in Austria. We expect that this clinical trial will be completed in 2009.

Safety Profile and Lack of Immunogenicity

Since the initiation of the clinical development of adecatumumab, we have conducted two phase 1 clinical trials, one of which is still ongoing, and two phase 2 clinical trials. In these clinical trials, we have treated more than 160 patients with adecatumumab. The overall safety profile indicates that adecatumumab is well tolerated by patients. Side effects have been mostly infusion-related (e.g., pyrexia, flush) and gastrointestinal (e.g., nausea, diarrhea). Some increases in the pancreatic enzymes lipase and amylase were observed, but no clear dose-dependency could be determined, nor was any acute clinical pancreatitis reported. Also, we have not observed any neutralizing reaction to adecatumumab, indicating that it does not appear to provoke any immune response in patients.

Additional Clinical Trials

In 2006, we completed a phase 2 clinical trial with adecatumumab in patients with metastatic breast cancer. While the primary endpoint of the study was not reached, our secondary endpoint analysis showed a significant prolongation of time-to-progression in patients treated with the higher dose of adecatumumab with tumors expressing a high level of EpCAM, which we believe may be the result of a reduction of the formation and outgrowth of metastatic lesions observed in these patients. Together with the overall good tolerability of adecatumumab, we believe this product candidate may have applications in earlier stage disease settings, including adjuvant treatment. We expect to initiate a further phase 2 clinical trial in an additional indication in the second half of 2008.

MT293

Overview

MT293 (also known as TRC093) is a humanized, anti-metastatic and anti-angiogenic monoclonal antibody for the treatment of patients with solid tumors. MT293 binds specifically to hidden, or cryptic, binding sites on extracellular matrix proteins that become exposed as a result of the denaturation of collagen that typically occurs during tumor formation. The extracellular matrix is a molecular network that provides mechanical support to cells and tissues but also contains biochemical information important to cellular processes such as cell proliferation, adhesion and migration. Binding of MT293 to these denatured extracellular matrix proteins has the potential to inhibit angiogenesis, the formation of blood vessels in solid tumors, and the growth, proliferation and metastasis of tumor cells.

Clinical Trials

In March 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc. under which we have granted TRACON an exclusive, worldwide license to develop and commercialize MT293 (see “License and Collaboration Agreements” below). MT293 is currently being developed by TRACON in a phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics, as well as preliminary anti-tumor activity, of MT293 in patients with cancer.

Mechanism of Action

We believe that our approach to inhibiting angiogenesis and metastasis with MT293 may have several therapeutic advantages. Because MT293 binds preferentially to extracellular matrix proteins that have been denatured during angiogenesis and tumor growth rather than to the native, undenatured forms of collagen, we believe that the MT293 antibody may have greater specificity for the tumor site than other therapies. Additionally, denatured proteins in the extracellular matrix may provide a better therapeutic target for long-term treatment than binding sites found directly on tumor cells since the proteins in the extracellular matrix represent a stable structure and are less likely to undergo mutations that are typical for cancer cells. Due to the specific mechanism through which MT293 inhibits angiogenesis and metastasis, we believe that it may have the potential to be used in combination with other anti-angiogenic agents or with treatments such as chemotherapy and radiation. We believe that MT293 may be also useful in other pathological conditions associated with angiogenesis, such as choroidal neovascularization, an ophthalmologic condition caused by excess growth of blood vessels within the eye, which is the major cause of severe visual loss in patients with age-related macular degeneration.

MT228

In October 2002, CancerVax signed an agreement with M-Tech Therapeutics, Inc. (now Human Monoclonals International, Inc.), by which it obtained the worldwide exclusive rights and a license to develop and commercialize a human IgM monoclonal antibody binding to an antigen that has been identified as a cell-surface antigen present on human melanomas and tumors of neuroectodermal origin. In December 2004, CancerVax entered into an agreement with Morphotek, Inc., a wholly owned subsidiary of Esai Co., pursuant to which it granted Morphotek the right to evaluate this antibody, and an option to obtain a license from us. In December 2006, Morphotek exercised its option and obtained an exclusive sublicense to the intellectual property rights and property rights associated with this monoclonal antibody. We understand that Morphotek plans to file an IND in 2008. As discussed under “License Agreements and Collaboration Agreements” below, our agreement with Morphotek entitles us to certain milestone payments, royalties and re-acquisition rights.

MT203

MT203 is a human antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. It neutralizes GM-CSF, a pro-inflammatory cytokine controlling the innate arm of the immune system. Using an antibody to neutralize GM-CSF has been shown to have the potential to prevent or even cure symptoms in numerous animal models.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin®, and Remicade®, MT203 acts by neutralizing a soluble protein ligand, thereby preventing it from binding to its high-affinity cell surface receptor. We believe that this therapeutic principle is well-validated. MT203 is one of the first human antibodies neutralizing the biological activity of human and non-human primate GM-CSF. The binding characteristics of MT203 to GM-CSF have been characterized in a number of studies, and MT203 has shown biological activity in numerous cell-based assays. We have used a surrogate antibody neutralizing mouse GM-CSF to demonstrate that inhibition of GM-CSF is highly potent in preventing rheumatoid arthritis in a mouse model in which tumor necrosis factor (TNF) neutralization is largely ineffective and in preventing other inflammatory and autoimmune diseases, such as asthma and multiple sclerosis. This surrogate antibody has comparable binding characteristics to MT203, and therefore we believe that MT203 could have similar positive effects.

In May 2007, we entered into a collaboration agreement with Nycomed (see “License and Collaboration Agreements” below) under which we have granted to Nycomed a license to develop and commercialize MT203 on a worldwide basis. MT203 is in preclinical development and our development costs are being reimbursed by Nycomed.

MT204

MT204 is a humanized antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, acute transplant rejection, uveitis, psoriasis and multiple sclerosis. We designed MT204 to neutralize interleukin-2 (IL-2), an inflammation-causing cytokine which controls activation of T cells and natural killer cells. Interference with IL-2 signaling is a well-validated anti-inflammatory therapeutic approach as exemplified by small molecule drugs, such as cyclosporine or tacrolimus, and by antibodies blocking the high-affinity IL-2 receptor such as Simulect® and Zenapax®. MT204 is the first humanized antibody targeting soluble human and non-human primate IL-2 by a unique mode of action, and has been shown in preclinical models to have inhibitory properties superior to those of Zenapax®.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin®, and Remicade®, MT204 acts by neutralizing a soluble protein ligand. MT204 prevents binding of IL-2 to its intermediate-affinity receptor on natural killer cells, and also inactivates the high-affinity receptor with bound IL-2. This is a novel mode of antibody action, which we believe could cause MT204 to have potent anti-inflammatory activity. The binding characteristics of MT204 to IL-2 and IL-2 receptors have been characterized in studies using various assay systems. MT204 is in preclinical development.

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, antibody-based drugs for the treatment of patients with cancer, inflammation and autoimmune diseases. Key aspects of our corporate strategy include the following:

•	Co-develop Compounds with Established Pharmaceutical and Biopharmaceutical Companies. We are collaborating with Merck Serono, MedImmune and Nycomed on ongoing clinical and preclinical development programs.

•	Maintain Commercialization Opportunities in Collaborations. We retained full commercialization rights for MT103 outside of North America and for MT111 in Europe. In addition, we have retained an option to co-promote adecatumumab in Europe and the U.S., and the EphA2 BiTE antibody in Europe. We intend to continue to pursue this partnering strategy in future collaborations.

•	Advance the Development of Our Preclinical Product Candidates. We have completed the preclinical development of MT110, and we are advancing six BiTE antibodies through various stages of preclinical development and lead optimization.

•	Pursue Additional Collaborations for Our Product Candidates. We established collaborations for MT293 and MT203 in 2007, and we will continue to seek strategic collaborations for some or all of the remaining product candidates in our product portfolio.

•	Leverage Our Internal Pipeline Generating Capabilities. Our current pipeline of BiTE antibodies as well as conventional human IgG1 antibodies have all been generated by personnel employed by us, with the exception of MT293 and MT228, which were in-licensed previously by CancerVax. We will continue to leverage that capability for our early-stage development collaborations, as well as for generating additional product candidates for our own pipeline, especially new product candidates based on the proprietary BiTE antibody technology platform.

Intellectual Property

We actively seek patent protection for our proprietary technologies by filing patent applications in the United States, Europe and selected other countries. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Particularly for our BiTE antibody technology platform, our patent strategy aims to generate protection on different aspects of the technology. Our key goals are to expand the patent portfolio, generate patent protection for new product candidates, protect further developments of BiTE antibody-related technologies and harmonize our filing and prosecution strategy with respect to the portfolio.

Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property for our product candidates and BiTE antibody technology platform, to extend the patent life for our product candidates that reach the commercialization stage, preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

As of December 31, 2007, we owned or have licensed approximately 38 U.S. patents, 56 U.S. patent applications, 240 foreign and international patents, and 276 foreign and international patent applications related to our technologies, compounds, and their use for the treatment of human diseases. The number of licensed patents does not include various divisionals, continuations and continuations-in-part of the licensed patents and patent applications, which are also licensed to us. For our own products, we expect patent expiration dates for composition of matter between 2018 and 2028, with the possibility of obtaining Supplemental Protection Certificates which can extend patent protection for up to five years beyond the original expiration dates. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to products, uses, methods and compositions of matter in order to enhance our intellectual property position in the field of antibody therapeutics for the treatment of human diseases.

License Agreements and Collaborations

We have entered into several significant license and collaboration agreements for our research and development programs, as further outlined below. These agreements typically provide for the payment by us or to us of license fees, milestone payments, and royalties on net sales of product candidates developed and commercialized under these agreements.

Agreements Relevant for the Generation of Antibodies and for the BiTE Antibody Technology Platform

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

License Agreement with Roche

In September 2000, we entered into a license agreement with F. Hoffmann-La Roche and Roche Diagnostics Corporation and obtained an exclusive license to use Roche’s proprietary metal chelate affinity purification technology for the BiTE antibodies. We paid an initial license fee, have paid and will pay annual license fees and will pay a royalty on the costs of filled bulk product.

Purchase Agreement with Curis

In June 2001, we entered into an agreement with Curis, Inc. to purchase certain single-chain antigen binding molecule patents and license rights from Curis. In exchange for these patent and license rights, we paid to Curis an initial license fee, issued to Curis shares of our common stock, and provided a convertible note in the amount of €4.1 million. In October 2004, we exchanged the convertible note issued to Curis for an interest-free note in the amount of €4.5 million, which was fully repaid in 2007. In addition, we are obligated to pay royalties on net sales of products based on the acquired technology. We are also required to pay to Curis 20% of all “supplemental revenues” in excess of $8.0 million in the aggregate. “Supplemental Revenues” includes both (i) proceeds received by us as damages or settlements for infringement of the purchased technology, and (ii) amounts received by us from licensing or sublicensing the purchased technology.

Research and License Agreement with Merck KGaA/Biovation

In August 2001, we entered into a research and license agreement with Biovation Limited, a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, under which Biovation used their proprietary technology and generated certain variants of the anti-CD3 single-chain antibody used in our BiTE antibodies with the aim of reducing the likelihood of potential immune responses upon administration of such molecules to human beings. We received and tested such deimmunized anti-CD3 domains in connection with our BiTE antibodies. We paid a license fee and research fees to Biovation and will make milestone payments and pay royalties on net sales of any resultant BiTE products that include such deimmunized anti-CD3 to Biovation’s parent company.

License Agreement with Enzon

In April 2002, we entered into a cross-license agreement with Enzon, Inc. (now Enzon Pharmaceuticals, Inc.) relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. This agreement was amended and restated by mutual agreement of the parties in June 2004. Under the cross-license agreement, we receive a non-exclusive, royalty- bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE antibodies, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE antibodies. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

Each party is obligated to make milestone payments and pay royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which party owns the relevant patent(s). As noted above, we do not owe a royalty under this agreement to Enzon on net sales of BiTE antibodies.

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

License Agreement with Cambridge Antibody Technology and Enzon

In September 2003, we entered into a cross-license agreement with Cambridge Antibody Technology Limited, or CAT (subsequently acquired by AstraZeneca plc and merged with AstraZeneca’s subsidiary MedImmune, Inc.), and Enzon to provide each party access to the other parties’ proprietary technology. This agreement superseded an existing cross-license arrangement among the parties. Pursuant to the current cross-license agreement, each party licenses to and from the others patents and know-how relating to the field of single-chain antibodies (in the case of licenses granted by Enzon and us) or phage display technology (in the case of licenses granted by CAT). This technology may be used by the parties for the research and development of antibody products in certain defined fields.

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

During the years ended December 31, 2007 and 2006, this collaboration generated revenues to us of approximately 16% and 10% of our total revenues, respectively.

Agreements Relevant for MT110

We entered into transfer agreements with certain individuals and another company to obtain certain intellectual property related to MT110. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of MT110. In addition, the license agreement with CAT discussed below in connection with agreements relating to adecatumumab also covers MT110.

Agreements Relevant for MT111 and EphA2 BiTE Antibody

BiTE Research Collaboration Agreement with MedImmune

In June 2003, we entered into a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated MT111 and a BiTE antibody binding to EphA2. MedImmune is obligated to make milestone payments and pay royalties to us on net sales of MT111 and the EphA2 BiTE antibody. Furthermore, we have exclusive rights to commercialize MT111 in Europe, and we also retain an option to co-promote the EphA2 BiTE antibody in Europe. MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials, and is responsible for all development costs for the EphA2 BiTE antibody.

During the years ended December 31, 2007 and 2006, this collaboration generated revenues to us of approximately 16% and 9% of our total revenues, respectively.

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

The term of the IP marketing agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. In addition, the marketing agreement terminates automatically upon termination of the cross-license agreement between us and Enzon. After September 30, 2007, either party has a right to terminate the agreement unilaterally.

License Agreements with Various Parties pursuant to the Exclusive IP Marketing Agreement

Since April 2002, we have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. Licensees include Abbott Laboratories, Affitech AS, Alligator Bioscience AB, Antigenics, Inc., BioInvent AB, ESBATech AG, EvoGenix Pty Ltd., Haptogen Ltd., Merck & Co., and Viventia Barbados, Inc. We recorded a total of $0.9 million and $1.9 million in revenues related to these license agreements for the years ended December 31, 2007 and 2006, respectively.

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

Collaboration Agreement with Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was acquired by Merck KGaA and that is now called Merck Serono International S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. The most recent milestone paid was a $10 million payment made in November 2006 after the delivery by us of the study reports on two phase 2a clinical trials conducted with adecatumumab. Overall, the agreement provides for Serono to pay up to $138.0 million in milestone payments (inclusive of the $12.0 million referenced above) if adecatumumab is successfully developed and registered in the U.S., Europe and Japan in at least three different indications. The revenues from this collaboration agreement represented approximately 22% and 66% of our total revenues for the years ended December 31, 2007 and 2006, respectively.

Under the terms of the agreement, Serono bears all costs of product development and manufacturing subject to our participation right as described below. The original agreement provided that, upon the completion of both phase 2 clinical studies in September 2006, Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United

States or Europe. In November 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has decision making authority and operational responsibility for the ongoing phase 1b clinical trial, as well as an additional clinical trial to be conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed upon budget. Further, under the amended agreement, we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe after the end of both the ongoing phase 1 clinical trial and the additional clinical trial. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for the ongoing phase 1 clinical trial and planned additional clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

Agreements Relevant for MT293

License Agreement with the University of Southern California

In September 1999, CancerVax entered into an exclusive license agreement with the University of Southern California (USC) with respect to patents for anti-angiogenic monoclonal antibody products binding to denatured collagen, which cover MT293. We paid an initial license fee and will pay royalties on net sales of MT293 including an annual minimum royalty. In February 2007, we amended the license agreement with USC to clarify the scope of the license and to exclude certain patents that claim antibody molecules that do not bind to denatured collagen.

Collaboration Agreement with Applied Molecular Evolution/Eli Lilly

In November 1999, CancerVax entered into a collaboration agreement with Applied Molecular Evolution, Inc. (AME, subsequently acquired by Eli Lilly and Company) to have AME humanize two of our murine monoclonal antibodies, which resulted in the development of the antibody now designated as MT293. In February 2006, we filed an IND for MT293, as required under our agreement with AME. If we intend to seek a licensee for MT293, AME has a right of negotiation to obtain from us an exclusive license under our intellectual property rights related to the making, using and selling of MT293, and under certain circumstances, AME has a right of first refusal with respect to such license agreement. We have an obligation to make milestone payments and pay royalties on net sales of MT293.

License Agreement with TRACON Pharmaceuticals

In March 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc., under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We have transferred to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of MT293. In addition, TRACON made certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of MT293 when TRACON enters into the sublicense agreement. If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the year ended December 31, 2007, this collaboration generated approximately 12% of our total revenues.

Agreements Relevant for MT203

License Agreement with Enzon

In November 2005, we terminated a multi-year strategic collaboration with Enzon on mutually agreeable terms. We had entered into that agreement in April 2002. In connection with the termination, we entered into a license agreement with Enzon for an antibody program targeting GM-CSF that we had focused on under the collaboration. The agreement grants us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay royalties to Enzon upon the sale of products against GM-CSF using such patents or know-how.

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

Collaboration and License Agreement with Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize GM-CSF and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million as of the payment date, and are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million in the aggregate. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed will be responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the year ended December 31, 2007 the Nycomed collaboration generated approximately 26% of our total revenues.

Agreements Relevant for MT204

License Agreement with Enzon

In June 2004, we entered into a license agreement with Enzon for an antibody program targeting IL-2, which had been developed by us and Enzon pursuant to our 2002 collaboration that has since been terminated. The agreement grants to us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay royalties to Enzon upon the sale of products targeting Il-2 using such patents or know-how.

Agreements Relevant for MT228

License Agreement with M-Tech (now Human Monoclonals International, Inc.)

In October 2002, CancerVax entered into an exclusive license agreement with M-Tech regarding patents, know-how and antibodies binding to different tumor antigens, including MT228. Under the M-Tech agreement we, or our sublicensee, have the obligation to perform development and achieve certain development milestones within certain timeframes. If we or our sublicensee fail to achieve these milestones, M-Tech has the right to terminate the agreement and we have to pay a termination fee. CancerVax paid M-Tech a license fee upon execution of the agreement, reimbursed M-Tech for certain development costs, and we have paid and are obligated to pay annual license maintenance fees, milestone payments, royalties on the net sales of resultant products, and a share of certain sublicensing revenues.

Sublicense Agreement with Morphotek

In December 2004, CancerVax entered into an exclusive sublicense agreement with Morphotek under which it granted Morphotek the right to evaluate certain antibodies, including antibody MT228, and an option to obtain an exclusive worldwide sublicense under our license from M-Tech. In December 2006, Morphotek exercised the option. Under the sublicense agreement, Morphotek has the obligation to perform development and achieve certain development milestones within certain timeframes. If Morphotek fails to achieve the milestones, we have the right to terminate the agreement, in which case Morphotek would be required to pay a termination fee. Morphotek paid CancerVax a license fee upon the execution of the option and is obligated to pay annual license maintenance fees, milestone payments, and royalties on the net sales of resultant products. Following commencement of phase 1 clinical trials and phase 2 clinical trials, we have the right to terminate and re-acquire Morphotek’s rights for North America at pre-defined terms. If Morphotek intends to sublicense the rights for countries outside of North America to third parties, we have a right of first refusal to license back these rights.

Agreements Relevant for EGF, TGF-alpha and HER-1 Vaccine Programs

In July 2004, CancerVax entered into license agreements with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby CancerVax obtained the exclusive rights to develop and commercialize three vaccine product candidates in a specific territory, including the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe. Following the merger between Micromet AG and CancerVax, we decided to seek a suitable sublicensee to continue with the development of these vaccine programs. In October 2007, we amended the agreements to limit the territory for our commercialization rights in the United States, and we received a payment of $250,000 for the return of the ex-US rights to the licensors. In addition, we are currently evaluating different options for the disposition of our remaining rights in the United States.

Other License Agreements

We are a party to license agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Manufacturing and Supply

In addition to our manufacturing and supply agreements for our clinical stage programs described above, we have entered into Good Manufacturing Practices (GMP) and non-GMP production agreements with various manufacturers for our preclinical compounds.

Government Regulation and Product Approval

General

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution of biologic products. Parties that fail to comply with applicable requirements may be fined, may have their marketing applications rejected, or may be criminally prosecuted. These governmental authorities also have the authority to revoke previously granted marketing authorizations upon failure to comply with regulatory standards or in the event of serious adverse events following initial marketing.

FDA Approval Process

In the United States, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, the FDA subjects products to rigorous review. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and submission and approval of a New Drug Application (NDA), for a drug, or a Biologics License Application (BLA), for a biologic. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product in targeted indications and identifies possible adverse effects and safety risks in a patient population that is usually larger than in phase 1 clinical trials. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed clinical trial sites. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the ethics committee responsible for overseeing the clinical trial sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The ethics committee at each clinical site may also require the clinical trial at that site to be halted, either temporarily or permanently, for the same reasons.

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

The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require additional testing, including potentially expensive phase 4 studies, to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with FDA’s GMP regulations, which govern the manufacture, storage and distribution of a pharmaceutical product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the GMP regulations. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with GMP regulations subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission (FTC) requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

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

Regulatory Requirements in Europe and Other Countries

We are also subject to a variety of regulations governing clinical trials and manufacture and sales of our product candidates in Europe and other countries. Regardless of FDA approval in the United States, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of selling the product candidates in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada, and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Competition

We face competition from a number of companies that are marketing products or developing various product candidates, technologies and approaches for the treatment of diseases that we are also targeting with our product candidates. Specifically, we face competition from a number of companies working in the fields of antibody-derived therapies for the treatment of solid tumors and B cell lymphomas. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, convenience, availability, pricing and patent position. Some of these products use therapeutic approaches that may compete directly with our product candidates, and the companies developing these competing technologies may have significantly more resources than we do, and may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do for ours.

Non-Hodgkin’s Lymphoma (NHL)

There are numerous chemotherapeutic agents licensed or in development to treat NHL as single agents or as combination regimens. For most lymphoma indications, consensus recommendations and guidelines, such as those of the National Comprehensive Cancer Network, are available and recommend the preferred treatment regimens according to disease subtype and stage of disease.

In addition to standard chemotherapy regimens, a growing number of targeted therapies have been developed to treat aggressive and indolent NHL. Among those, rituximab (Rituxan®), a chimeric human-mouse monoclonal antibody active against the CD20 antigen, has been approved by the FDA for certain stages of aggressive as well as indolent NHL. Several antibodies targeting CD20 and CD19 are in development. The most advanced is ofatumumab, a human CD20 antibody developed by Genmab and GlaxoSmithKline, which is in phase 3 clinical trials. Genentech and Biogen Idec also have a human CD20 antibody in phase 3 clinical trials for lupus nephritis, rheumatoid arthritis and systemic lupus erythematosus, but which may also have applications in the treatment of NHL.

In addition, radiolabeled murine antibodies binding to CD20 have been developed, including ibritumomab tiuxetan labeled with yttrium-90 (Zevalin®), marketed for radioimmunotherapy of relapsed/refractory indolent CD20-positive NHL, and tositumomab labeled with iodine-131 (Bexxar®), marketed for the treatment of indolent NHL. Other monoclonal antibodies against various antigens are under development, such as Immunomedics’s anti-CD22 monoclonal antibody epratuzumab in its naked (unlabeled) and radiolabeled (90 Y) forms, and Biogen Idec’s anti-CD80 antibody, which is in phase 3 clinical trials for the treatment of NHL.

Additional targeted therapies include small molecules binding to specific targets, such as protein kinases. Among those, imatinib (Novartis’s Gleevec®) recently gained label extensions for bcr-abl positive lymphoblastic lymphomas. Other bcr-abl inhibitors, such as dasatinib, Bristol-Myers Squibb’s Sprycel®, are also being developed for NHL.

Colorectal Cancer

In clinical studies, the addition of cytotoxic, or cell-killing, agents, such as oxaliplatin and irinotecan, to standard 5-FU based therapy doubled the response rate and enhanced overall survival in metastatic colorectal cancer (CRC) patients by approximately 6 months. Overall survival of patients with metastatic CRC has further improved following the approval of bevacizumab (Avastin®) in February 2004. Bevacizumab has been demonstrated in clinical studies to be able to add an additional 5 months to the overall survival of metastatic CRC patients when combined with standard first line chemotherapy.

Also in 2004, the EGFR inhibitor cetuximab (Erbitux®) gained FDA approval for the treatment of CRC. Cetuximab currently is used as second, third and fourth line therapy, but recent clinical trial data indicates that patients may also benefit from cetuximab as first-line treatment.

In September 2006, panitumumab (Amgen’s Vectibixtm), a fully humanized EGFR-directed antibody, gained FDA approval for the treatment of CRC. However, the EMEA announced in May 2007 that it was not approving panitumumab because the efficacy gain was too minor. Clinical trials of bevacizumab and cetuximab are ongoing in the adjuvant setting. In addition, AstraZeneca’s cediranib, a small molecule oral tyrosine kinase VEGF inhibitor, is in late stage development for CRC and is forecasted to be launched in the United States and Europe by 2010.

Breast Cancer

The treatment of breast cancer employs a multimodal approach, using hormone therapy, chemotherapy, biological agents, radiotherapy, and surgery. Treatment selection is tied primarily to disease stage, estrogen and progesterone receptor status, performance status, and, increasingly, HER-2 expression. Hormone therapy and chemotherapy are given as neoadjuvant therapy (prior to surgery) to reduce tumor size and facilitate surgery, adjuvant therapy (after surgery) to prevent recurrence (both local and distant), and as palliative treatment of metastatic disease, which is not considered to be curable, where it might prolong survival. Palliative, or symptom reducing, treatment of metastatic disease using chemotherapy is intended to ameliorate symptomatic disease or to delay the progression of disease.

A large number of chemotherapeutic drugs, whether given alone, in combination, or in sequence, have demonstrated clinical benefit in breast cancer patients and have been adopted into clinical practice. Generally, neoadjuvant and adjuvant chemotherapy use combinations of drugs — each with a different mechanism of action and complementary toxicity profile — to maximize efficacy while minimizing toxicity. Palliative treatment of metastatic breast cancer usually employs single-agent chemotherapy. A variety of newly developed chemotherapeutic agents are also currently under clinical investigation, including epothilones, such as ixabepilone (Bristol-Myer Squibb’s Ixempra®), pemetrexed (Eli Lilly’s Alimta®), and temsirolimus.

Hormone-receptor positive breast cancer is usually treated with tamoxifen (Nolvadex®) or second generation anti-hormonal agents such as aromatase inhibitors, either exclusively or after chemotherapy, depending on the stage of primary disease.

Trastuzumab (Herceptin®) has been developed as a targeted therapy for HER-2 positive disease and is licensed for treatment of metastatic breast cancer either as monotherapy or in combination with taxanes. Recently, the label was extended to adjuvant treatment of HER-2 positive early breast cancer after various large studies confirmed significant benefit on disease-free survival.

Lapatinib (GlaxoSmithKline’s Tycerb®) is an orally administered EGFR tyrosine kinase inhibitor also blocking ErbB-2/HER-2 tyrosine kinase. Recently, Roche filed a BLA for the combination of Tycerb with capecitabine (Xeloda®). A next-generation HER-2 directed monoclonal antibody, pertuzumab (Genentech/Roche/Chugai’s Omnitargtm), inhibits HER-2 dimerization and is currently in clinical trials for a range of solid cancers, including breast cancer.

Angiogenesis, the formation of new blood vessels, plays a major role in many normal physiological processes and in several pathological conditions, including solid tumor growth and metastasis. Numerous companies are developing compounds that inhibit angiogenesis. Bevacizumab (Avastin®), a humanized monoclonal antibody designed to inhibit angiogenesis, is approved for marketing in the United States and the European Union for colorectal cancer, non-small cell lung, and breast cancer. Various other approaches to inhibit neo-vascularisation are also under investigation. Examples of agents within this class in early-phase development for breast cancer include AstraZeneca’s ZD-6474, EntreMed’s 2-methoxyestradiol (2-ME2), and Bayer/Onyx’s sorafenib (BAY-43-9006).

Employees

As of December 31, 2007, we had 94 full-time employees. As of that date, 71 full-time employees were engaged in research and development and 23 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Available Investor Information

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish it to the SEC. Our website is located at http://www.micromet-inc.com. You can also request copies of such documents by contacting our Investor Relations Department at (240) 235-0250 or sending an email to investors@micromet-inc.com.

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

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability.

We have incurred losses from the inception of Micromet through December 31, 2007, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators: Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us. If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize our product candidates and our ability to operate as a going concern may be adversely affected.

We will require substantial funds to continue our research and development programs, and our future capital requirements may vary from what we expect. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:

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

We filed a shelf registration statement, declared effective by the SEC on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. This shelf registration statement became inactive in March 2006, and we may decide to activate it by filing a post-effective amendment in the future, although our ability to do so will depend on our eligibility to use a shelf registration statement at such time, under applicable SEC rules. We expect to seek additional funding through public or private financings or from new collaborators with whom we enter into research or development collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital from other sources on favorable terms, or at all. To date, we have not drawn down any funds from the CEFF, and we are not eligible to draw down any funds under the CEFF at any time when our stock price is below $2.00 per share.

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

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations for any given period will be based primarily on the following factors:

•	the status of development of our product candidates;

•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, and the timing and accounting treatment of payments to us, if any, under those agreements;

•	whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with strategic collaborators and the timely payment by these collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support;

•	the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others;

•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;

•	the change in fair value of the common stock warrants issued to investors in connection with our 2007 private placement financing, remeasured at each balance sheet date using a Black-Scholes option-pricing model, with the change in value recorded as other income or expense; and

•	General market conditions affecting companies with our risk profile and market capitalization.

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

We have determined and further received an opinion from our independent registered public accounting firm in connection with our year-end audit for 2007 that our system of internal control over financial reporting does not meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.

As a publicly traded company, we are required to comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the related rules and regulations of the SEC, including Section 404 of Sarbanes-Oxley. As a result of the relocation of our corporate headquarters from Carlsbad, California, to Bethesda, Maryland, and the resulting personnel changes in our accounting department as well as the recent departure of our Chief Financial Officer, we are in the process of upgrading the existing, and implementing additional, procedures and controls. The process of updating the procedures and controls is requiring significant time and expense and is more time-consuming and expensive than we previously anticipated.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm provided us with an unqualified opinion on our consolidated financial statements, but it identified material weaknesses in our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. These material weaknesses relate to certain of our accrual processes and an insufficient level of management review in our financial statement close and reporting process. Because of these material weaknesses in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, a number of which we cannot control. Among the factors that could cause material fluctuations in the market price for our common stock are:

•	our ability to upgrade and implement our disclosure controls and our internal control over financial reporting;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE antibody technology platform;

•	announcements of the invalidity of, or litigation relating to, our key intellectual property;

•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;

•	our ability to successfully complete strategic collaboration arrangements with respect to our product candidates;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.

If our officers and directors choose to act together, they can significantly influence our management and operations in a manner that may be in their best interests and not in the best interests of other stockholders.

Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 32% of our outstanding common stock. As a result, if they act together, they may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Merck Serono, MedImmune, Nycomed and TRACON. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative and licensing arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration and license agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If any of our collaborative partners were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us or programs licensed from us.

•	Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.

•	Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in these industries. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may incur delays in the development for these product candidates following any potential termination of the collaboration agreement, or we may need to reallocate financial resources that may cause delays in other development programs for our other product candidates.

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

We previously have reported that the phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We have also reported that we are continuing the development of adecatumumab in a clinical trial in combination with docetaxel with escalating doses of adecatumumab to investigate the tolerability and the safety of this combination. If the combination of adecatumumab with docetaxel proves not to be tolerable or safe or if no higher serum levels of adecatumumab compared to previous clinical trials can be administered safely, or if sufficient anti-tumor activity cannot be shown in this or future clinical trials, we and our collaborator Merck Serono may decide to abandon all or part of the development program of adecatumumab and as a result we may experience a material adverse impact on our results of operations.

We previously terminated three phase 1 trials involving short-term infusion regimens of MT103 due to adverse side effects and a lack of perceived tumor response, and there can be no assurance that our current continuous infusion phase 1 clinical trial of MT103 will produce a different outcome.

In April 2004, we initiated a phase 1 dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of MT103 over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We previously terminated three other phase 1 clinical trials for MT103, which involved a short-term infusion, as opposed to a continuous infusion dosing regimen of MT103, due to adverse side effects and the lack of observed tumor responses. Serious adverse events included infections, dyspnoea, hypersensitivity and various symptoms of the CNS. CNS-related side effects led to termination of the treatment in a total of six patients in these short-term infusion trials. All of these side effects fully resolved within a period of a few hours to a few days, with the exception of one patient, who suffered from seizures and a myocardial ischemia, or loss of blood flow to the heart. This patient ultimately died 49 days after receiving the last dose, and the cause of death was determined to be pneumonia. We have redesigned the dosing regimen for our ongoing phase 1 clinical trial and, based upon the preliminary clinical data, we currently are seeing a considerably more favorable safety profile in response to the new continuous infusion dosing regimen and are continuing the dose escalation in accordance with the clinical trial protocol. We have also seen objective tumor responses at the 15 µg/m2 and above per day dose level with the continuous infusion regimens. While this preliminary data suggest that MT103 has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.

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

Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology and pharmaceutical companies could render our programs or product candidates uneconomical or result in therapies that are superior to those that we are developing alone or with a collaborator. We and our collaborators face competition from companies that may be more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly, that are safer, more effective, or have fewer side effects, or are less expensive, or they may discover, develop and commercialize products, which render our product candidates non-competitive or obsolete. We expect competition to intensify in antibody research as technical advances in the field are made and become more widely known.

We may not be successful in our efforts to expand our portfolio of product candidates.

A key element of our strategy is to discover, develop and commercialize a portfolio of new antibody therapeutics. We are seeking to do so through our internal research programs and in-licensing activities, which could place a strain on our human and capital resources. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources regardless of whether or not any suitable candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates suitable for clinical development. If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable product candidates or delivery technologies on acceptable business terms, our business prospects will suffer.

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

All of our product candidates are in early stages of clinical and preclinical development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product.

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

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMEA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of certain preclinical studies and clinical trials of our product candidates. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our reliance on third parties does not relieve us of responsibility for ensuring compliance with appropriate regulations and standards for conducting, monitoring, recording and reporting of preclinical and clinical trials. If our collaborators or contractors fail to properly perform their contractual or regulatory obligations with respect to conducting or overseeing the performance of our preclinical studies or clinical trials, do not meet expected deadlines, fail to comply with the good laboratory practice guidelines or good clinical practice regulations, do not adhere to our preclinical and clinical trial protocols, suffer an unforeseen business interruption unrelated to our agreement with them that delays the clinical trial, or otherwise fail to generate reliable clinical data, then the completion of these studies or trials may be delayed, the results may not be useable and the studies or trials may have to be repeated, and we may need to enter into new arrangements with alternative third parties. Any of these events could cause our clinical trials to be extended, delayed, or terminated or create the need for them to be repeated, or otherwise create additional costs in the development of our product candidates and could adversely affect our and our collaborators’ ability to market a product after marketing approvals have been obtained.

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

The process of preparing and filing applications for regulatory approvals with the FDA, EMEA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities is lengthy and expensive, and may require two years or more. This process is further complicated because some of our product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Moreover, an unrelated biotech company recently observed multiple severe adverse reactions in a phase 1 trial of an antibody that stimulates T cells. This development could cause the FDA and

EMEA or other regulatory authorities to require additional preclinical data or certain precautions in the designs of clinical protocols that could cause a delay in the development of our BiTE antibodies or make the development process more expensive.

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

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA, EMEA or other regulatory authorities. Our success depends on the ability to attract, train and retain qualified scientific and technical personnel, including consultants, to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business and operating results. Competition for skilled personnel is intense and the turnover rate can be high. Competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain qualified personnel on acceptable terms. As a result, locating candidates with the appropriate qualifications can be difficult, and we may not be able to attract and retain sufficient numbers of highly skilled employees.

Any growth and expansion into areas and activities that may require additional personnel or expertise, such as in regulatory affairs, quality assurance, and control and compliance, would require us to either hire new key personnel or obtain such services from a third party. The pool of personnel with the skills that we require is limited, and we may not be able to hire or contract such additional personnel. Failure to attract and retain personnel would prevent us from developing and commercializing our product candidates.

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

Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, will be subject to continual review and periodic inspections by the FDA, EMEA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems with any approved products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, limitations in the scope of our approved labeling, withdrawal of the approved products from the market, voluntary or mandatory recall and associated publicity requirements, fines, suspension or withdrawal of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

Another development that may affect the pricing of drugs in the United States is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any product candidates that we may commercialize, or require us to lower the price of our product candidates then on the market that face competition from lower-priced supplies of that product from other countries. These factors would negatively affect our projected and actual revenues and our prospects for profitability.

We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other healthcare system reforms that are adopted could have a material adverse effect on our ability to commercialize successfully any future products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

Our product candidates, if successfully developed and approved by the regulatory authorities, may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:

•	ability to provide acceptable evidence of safety and efficacy;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	the timing of market entry relative to competitive treatments;

•	cost effectiveness;

•	effectiveness of our marketing and pricing strategy for any product candidates that we may develop;

•	publicity concerning our product candidates or competitive products;

•	the strength of distribution support; and

•	our ability to obtain third-party coverage or reimbursement.

If any product candidates for which we may receive marketing approval fail to gain market acceptance, our ability to generate product revenue in the future will be adversely affected.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs and related devices. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we will be exposed to significant liabilities, which may cause a loss of revenue or otherwise harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, injury to our reputation, or reduced acceptance of our product candidates in the market. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive.

Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject in the United States to a variety of federal, state and local regulations, and in Europe to European, national, state and local regulations, relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations which could impose greater compliance costs and increased risks and penalties associated with violations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines, substantial investigation and remediation costs, and costs associated with complying with environmental laws and regulations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental and safety laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.

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

From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided in the United States by 35 U.S.C. § 271(e) and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to several areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. For example, we are aware that GlaxoSmithKline holds a European patent covering the administration of adecatumumab in combination with taxotere, which is the combination that we are currently testing in a phase 1 study. We have filed an opposition proceeding against this patent with the European Patent Office seeking to have the patent invalidated. We may not be successful in this proceeding, and if it is not resolved in our favor, we could be required to obtain a license under this patent from GlaxoSmithKline, which we may not be able to obtain on commercially reasonable terms, if at all.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with Merck Serono, MedImmune, Nycomed and TRACON, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, then we could face a number of additional risks, including:

•	we may not be able to attract and build an experienced marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our current corporate headquarters are located in Bethesda, Maryland, and consist of approximately 4,000 square feet of office space leased under a 5-year operating lease that commenced in 2007. Our former headquarters are located in Carlsbad, California, and consist of 61,618 square feet leased under an operating lease running through 2012. We sublet the entire Carlsbad facility pursuant to a sublease agreement and a subsequent amendment executed in 2006 and 2007, respectively, which lease expires in 2012.

We also maintain a research and development facility of approximately 81,161 square feet located in Munich, Germany, which is leased under a 10-year operating lease that commenced in July 2002. We have options to renew this lease for additional periods of five years. We entered into a sublease agreement during 2007 to sublease a portion of this facility for a period of 3 years. We believe that this facility will suffice for our anticipated research and development requirements for the foreseeable future. We also entered into an agreement with the lessor to receive a subsidy in the amount of approximately €365,000, which we would be required to repay on a pro rata basis in the event that we terminate the lease for our Munich facility prior to December 2010.

We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to support our growth.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

Year Ended December 31, 2006
First Quarter	$10.65	$3.96
Second Quarter	$10.26	$4.07
Third Quarter	$4.47	$2.25
Fourth Quarter	$5.30	$1.82
Year Ended December 31, 2007
First Quarter	$4.75	$2.31
Second Quarter	$3.74	$2.26
Third Quarter	$2.95	$1.80
Fourth Quarter	$2.21	$1.22

As of March 5, 2008, there were approximately 209 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I — Item 1A above under the caption “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For periods prior to May 5, 2006, the results of operations and cash flows presented in the consolidated financial statements contained herein reflect Micromet AG only. For periods from May 5, 2006 (the date of the closing of the merger between Micromet AG and CancerVax Corporation) through December 31, 2006, and for the year ended December 31, 2007, the results of operations and cash flows presented in the consolidated financial statements contained herein reflect the combined operations of CancerVax and Micromet AG. Accordingly, the results of operations and cash flows for the year ended December 31, 2006 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire period presented.

Overview

Merger of CancerVax Corporation and Micromet AG

On May 5, 2006, CancerVax completed a merger with Micromet AG, a privately-held German company. CancerVax was incorporated in the State of Delaware on June 12, 1998, and completed an initial public offering on November 4, 2003. Following its merger with CancerVax, former Micromet AG security holders owned, as of the closing of the merger, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax security holders owned, as of the closing, approximately 32.5% of the combined company on a fully-

diluted basis. CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.” As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG, and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries, including Micromet AG.

Ongoing Business Activities

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Three of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, the most advanced antibody in our product pipeline developed using our BiTE antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with ALL and in a phase 1 clinical trial for the treatment of patients with NHL. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells, considered the most powerful “killer cells” of the human immune system, to eliminate cancer cells. We are developing MT103 in collaboration with MedImmune. Our second clinical stage antibody is adecatumumab, a human monoclonal antibody which targets EpCAM-expressing solid tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. MT293, our third clinical stage antibody, is licensed to TRACON, and is being developed in a phase 1 clinical trial for the treatment of patients with cancer. MT110, a BiTE antibody targeting EpCAM-expressing tumors, has completed preclinical development, and we plan to initiate clinical development in 2008. In addition, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. Further, we have used and will continue to use our proprietary BiTE antibody technology platform to generate additional antibodies for our product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.

Each of our programs will require many years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the FDA or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we can neither predict which, if any, potential product candidates can be successfully developed and for which marketing approval may be obtained, nor predict the time and cost to complete development.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development for certain product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

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

Research and Development and In-Process Research and Development

Through December 31, 2007, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, as well as development costs incurred for MT110 and MT203, research activities under our collaboration with MedImmune and Nycomed, and research conducted with respect to the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing process, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

In addition, as a result of our merger with CancerVax, we acquired in-process research and development (IPR&D) projects with an assigned value of $20.9 million in 2006. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate are the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our compounds into more advanced stages of clinical development and increase our preclinical efforts for our human antibodies and BiTE antibodies in cancer, anti-inflammatory and autoimmune diseases.

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

Under our collaboration agreement with Merck Serono, we received $22.0 million in up-front and milestone payments from Merck Serono to date not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement, we and Merck Serono agreed that Micromet would continue to conduct an ongoing phase 1 clinical trial testing the safety of adecatumumab in combination with docetaxel in patients with metastatic breast cancer. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has all decision making authority and operational responsibility for the ongoing phase 1 clinical trial, as well as an additional clinical trial to be conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed-upon budget.

Our collaboration agreement with MedImmune for MT103 provides for potential future milestone payments and royalty payments based on net sales of MT103. A second agreement with MedImmune for the development of new BiTE antibodies provides for potential future milestone payments and royalty payments based on future sales of the BiTE antibodies currently under development pursuant to that agreement. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.

We intend to pursue additional collaborations to provide resources for further development of our product candidates and expect to continue to grant technology access licenses. However, we cannot forecast with any degree of certainty whether we will be able to enter into collaborative agreements, and if we do, on what terms we might do so.

We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. However, we expect our research and development costs associated with these product candidates to increase as we continue to develop new indications and advance these product candidates through preclinical and clinical trials.

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

Critical Accounting Policies and the Use of Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

Revenue Recognition

Our revenues generally consist of licensing fees, milestone payments, royalties and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2007, we have not received or recognized any royalty payments.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and success probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of our merger with CancerVax, we recorded $6.9 million of goodwill. In the fourth quarter of 2007, we performed our annual goodwill impairment assessment for fiscal year 2007 in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, requiring the measurement and recognition of all share-based compensation under the fair value method. Effective January 1, 2006, we began recognizing share-based compensation, under SFAS No. 123(R), for all awards granted after January 1, 2006, based on each award’s grant date fair value. Prior to adopting the provisions of SFAS No. 123(R), we recorded estimated compensation expense for employee stock-based compensation under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), following the minimum value method. Under the guidance of SFAS 123, we estimated the value of stock options issued to employees using the Black-Scholes options pricing model with a near-zero volatility assumption (a “minimum value” model). The value was determined based on the stock price of our stock on the date of grant and was recognized to expense over the vesting period using the straight-line method. We implemented SFAS No. 123(R) using the modified prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of SFAS No. 123(R) has not been adjusted to reflect fair value of the share-based compensation expense. Prior to January 1, 2006, there was no significant stock compensation expense recorded.

We estimate the fair value of each share-based award on the grant date using the Black-Scholes option-pricing model. To facilitate our adoption of SFAS No. 123(R), we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0% as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB 107. The expected term for other options granted was determined by comparison to peer companies. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2007 was based on historical forfeiture experience for similar levels of employees to whom the options were granted. As of December 31, 2007, total unrecognized compensation cost related to stock options was approximately $5.4 million and the weighted average period over which it is expected to be recognized is 2.4 years.

Common Stock Warrants Liability

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, we classify warrants as liabilities when the potential for a net cash settlement to the holders of the warrants exists, even if remote. EITF 00-19 also requires that the warrants be revalued as derivative instruments at each reporting period end. We adjust the instruments to their current fair value using the Black-Scholes model formula at each reporting period end, with the change in value recorded in the statement of operations.

Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also provides guidance relating to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and we adopted it as of the beginning of fiscal 2008. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We do not believe that the adoption of SFAS 160 will have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We intend to apply SFAS 141(R) in connection with future business combinations, if any.

In December, 2007, the FASB ratified EITF 07-1, Accounting for Collaborative Arrangement, (“EITF 07-1”). EITF 07-1 requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative or a reasonable, rational, and consistently applied accounting policy election. Significant disclosures of the collaborative agreements are also required. EITF 07-1 is effective for annual periods beginning after December 15, 2008 and to be applied retrospectively for collaborative arrangements existing at December 15, 2008 as a change of accounting principle. We do not expect this issue to have a material effect on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2007 and December 31, 2006

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	For the Year Ended
	December 31,	December 31,
	2007	2006

Collaborative R&D revenue:
Merck Serono	$4.1	$18.2
MedImmune	6.0	5.3
Nycomed	4.8	—
TRACON	2.2	—
Other	0.3	1.9

Total collaborative R&D revenue	17.4	25.4
License and other revenue	1.0	2.2

Total revenues	$18.4	$27.6

Collaborative research and development revenues from Merck Serono reflect Merck Serono’s full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent MedImmune’s share of the costs of clinical development of MT103 and its full cost responsibility for the development of MT111 and the EphA2 BiTE antibody. Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 program. Collaborative research and development revenues from TRACON reflect TRACON’s full cost responsibility for the MT293 program.

The decrease for the year related to Merck Serono results from a $10.0 million milestone payment recognized during the fourth quarter of 2006 with no such milestone during 2007, and also from the result of amendments to our collaboration agreement with Merck Serono that had the effect of lengthening the time over which revenue is recognized for the phase 1 study of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2011. The increase in MedImmune revenue was due to increases in the work performed under our MT103 program of $1.8 million and from milestone revenues in our BiTE program recognized during 2007 of $0.3 million. These were substantially offset by a decrease of $1.6 million in MT103 milestone revenues that were recognized during 2006. The Nycomed collaboration commenced during 2007 and there was no corresponding revenue-generating activity during the prior year. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period. The TRACON revenue during 2007 represents the sale of clinical material, cell banks, and toxicology materials transferred under the terms of our agreement with TRACON, miscellaneous pass-through expenses and the portion of the up-front payment received from TRACON that is being recognized over a 15-year period. This collaboration also commenced during 2007, and there was no corresponding revenue-generating activity during 2006. Also contributing to the overall decrease in revenues was a settlement payment of $1.9 million received during 2006 from Cell Therapeutics, Inc. (CTI), the acquirer of Novuspharma S.p.A., with whom we previously had a research and development collaboration. The settlement payment was included in collaboration revenue because the amount would have been recorded as collaboration revenue had the original contract been fulfilled. License and other revenue decreased due to a milestone payment received during 2006 related to our single chain antibody technology.

Research and Development Expenses.  Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses were mainly incurred for production of GMP-grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. We expense research and development costs as incurred.

Research and development expenses were $29.2 million and $28.3 million for the years ended December 31, 2007 and 2006, respectively. Increases in personnel expenses of $1.3 million and manufacturing and preclinical expenses of $0.7 million were partially offset by a decrease in share-based compensation expense of $1.0 million due to acceleration of vesting during 2006 in connection with the CancerVax merger.

In-Process Research and Development.  As a result of our merger with CancerVax, we acquired IPR&D projects with an assigned value of $20.9 million. The fair value of the IPR&D projects was determined utilizing the income approach, assuming that the rights to the IPR&D projects will be sub-licensed to third parties in exchange for certain up-front, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sub-licensing for each IPR&D project were estimated and risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Significant factors considered in the calculation of the discount rate were the weighted-average cost of capital and return on assets. Management believes that the discount rate utilized is consistent with the projects’ stage of development and the uncertainties in the estimates described above. Because the acquired IPR&D projects are in the early stages of the development cycle, the amount allocated to IPR&D were recorded as an expense immediately upon completion of the merger.

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

General and administrative expenses were $14.4 million and $12.0 million for the years ended December 31, 2007 and 2006, respectively. The increase results from higher personnel, severance, and travel costs of $1.8 million due to the full year of having the public company infrastructure. In addition, investor relations costs increased by $0.2 million resulting from the higher costs of being a public company. Facility charges increased by $1.3 million due to an adjustment to our lease exit liability related to the former CancerVax headquarters. Partially offsetting these increases was a decrease in share-based compensation expense of $0.9 million due to acceleration of vesting during 2006 in connection with the CancerVax merger.

Interest Expense.  Interest expense for the years ended December 31, 2007 and 2006 was $0.5 million and $1.7 million, respectively. The decrease was due to the repayment of a $16.7 million bank loan in the third quarter of 2006, from the conversion of convertible notes during 2006, and from the repayment of silent partnership debt during 2006 and 2007.

Change in Fair Value of Common Stock Warrants Liability.  Under the terms of the warrants issued in connection with a private placement that closed in June 2007, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or any successor entity) are obligated to purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet. The income of $1.8 million recorded during 2007 represents the change in fair value of the warrants as of December 31, 2007 as compared to the value on June 22, 2007, the date of issuance.

Other Income (Expense).  Other income (expense) includes foreign currency transaction gains (losses) and miscellaneous other items. Other income (expense) for the year ended December 31, 2007 was $2.9 million compared to $0.6 million for the year ended December 31, 2006. The increase results from a release of $1.5 million of recorded obligations to an unrelated party in exchange for the return of ex-U.S. rights to technology which we no longer intended to pursue. In addition, we received a refund of withholding taxes of $1.1 million from the German tax authorities. Exchange gains of $0.3 million were recorded during 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $27.1 million and $24.3 million as of December 31, 2007 and 2006, respectively. The increase in 2007 results from the private placement financing in June 2007, which yielded net proceeds to us of $23.5 million, as well as the upfront license fee of approximately $6.7 million received from Nycomed, and the upfront license fee of $1.5 million received from TRACON, less repayments of short and long-term debt of $5.6 million and decreases in other collaboration revenues, and increases in general operating expenses, as described above.

Net cash used in operating activities was $14.3 million for the year ended December 31, 2007 compared to $15.4 million used in operating activities for the year ended December 31, 2006. The overall increase in operating cash flows was due to up front license fees received from Nycomed of $6.7 million and from upfront license fees of $1.5 million received from TRACON offset by lower revenues of $9.2 million earned in 2007 compared to 2006 when we had received a $10.0 million milestone payment from Merck Serono. There were also increases in accounts receivable related to our license agreements with Nycomed, TRACON and MedImmune, and a decrease in accounts payable due to the payment of withholding taxes and accrued clinical expenses.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2007, compared to $37.1 million provided by investing activities for the year ended December 31, 2006. The decrease is due to the receipt during 2006 of $37.4 million of cash, net of costs paid, acquired in connection with our merger with CancerVax.

Net cash provided by financing activities was $17.8 million for the year ended December 31, 2007, compared to $10.1 million used in financing activities for the year ended December 31, 2006. Most of the increase was due to the June 2007 private placement of common stock and warrants which resulted in net proceeds of approximately $23.5 million. We also repaid approximately $4.3 million in silent partnership debt as a consequence of the private placement as compared to repayments during 2006 of $16.7 million to Silicon Valley Bank and $4.4 million to silent partnerships.

To date, we have funded our operations through proceeds from private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and by accessing the capital resources of CancerVax through the merger and through subsequent private placements of common stock and associated warrants.

We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may wish to raise substantial funds through the sale of our common stock or raise additional funds through debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2009, without considering any potential future milestone payments, that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from our CEFF with Kingsbridge Capital Limited. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Failure to obtain adequate financing may adversely affect our operating results or our ability to operate as a going concern.

Our future capital uses and requirements depend on numerous forward-looking factors and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” herein. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the number, scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, corporate collaborations that we may establish, and the success of these collaborations;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We are parties to three irrevocable standby letters of credit in connection with building leases entered into by CancerVax and our current building leases in Munich, Germany and Bethesda, Maryland. As of December 31, 2007,

we had $3.2 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Contractual Obligations

We have contractual obligations, some of which were assumed in our merger with CancerVax, related to our facility lease, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2007 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$23,061	$5,113	$10,171	$7,777	$—
Long-term debt — MedImmune	2,254	—	2,254	—	—
Silent partnership obligations	2,401	2,401	—	—	—
Contractual payments under licensing and research and development agreements	367	130	87	60	90
Capital leases	237	183	42	12	—

	$28,320	$7,827	$12,554	$7,849	$90

We are a party to technology transfer, licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the effects of the merger between CancerVax and Micromet AG, the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “deem,” “should,” or “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress, timing, or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our products; regulatory developments in the United States and foreign countries; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; our ability to attract corporate collaborators with development, regulatory and commercialization expertise; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control over financial reporting and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

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

Interest Rates

Our financial instruments consist primarily of cash and cash equivalents. These financial instruments, principally comprised of corporate obligations and U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We do not have derivative financial instruments in our investment portfolio.

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

As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2007, we had U.S. dollar-denominated cash and cash equivalents of $22.4 million and Euro-denominated liabilities of approximately €14.4 million. The Euro amount as of December 31, 2007 is equivalent to approximately $21.2 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Item 8.	Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Executive Director of Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2007, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

During this evaluation, we noted that we did not maintain effective controls over the accrual of research and development expenses. In addition, we noted a lack of accounting and finance personnel who were sufficiently trained to ensure that all transactions are accounted for in accordance with U.S. generally accepted accounting principles.

Notwithstanding the deficiencies cited above that existed as of December 31, 2007, there have been no changes to reported financial results as a result of these identified material weaknesses, and our management believes that (i) this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

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

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the COSO.

Based on our assessment of internal controls over financial reporting, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The evaluation was based on the following material weaknesses which were identified:

•	Inadequate Procedures Around Research and Development Accruals. As a result of deficiencies identified in the operation of our transaction level controls designed to ensure the accuracy of our accrued expenses for our research and development expenses, we have determined that controls over such process were not effective. Given the significance of research and development costs and related accrued expenses to our consolidated financial statements, and the magnitude of the potential misstatement of expenses arising from the deficiencies, we have concluded that we continue to have a material weakness in our internal controls over the proper accrual of research and development expenses as of December 31, 2007.

•	Insufficient resources. We have insufficient accounting and finance personnel with the knowledge and experience required to properly apply and evaluate the accounting for new, significant and/or infrequent transactions and to ensure an appropriate level of review of financial statement accounts, increasing the risk of a financial statement misstatement. As a result, errors were identified by our independent registered public accounting firm that required adjustments to our consolidated financial statements impacting goodwill, accrued expenses, non-current liabilities and general and administrative expenses, subsequent to our financial statement review process but prior to filing of our Form 10-K. Accordingly, we have concluded that our controls over our financial statement closing and reporting process are not effective, and represent a material weakness.

Ernst & Young AG WPG has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The report of our independent registered public accounting firm are contained in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Micromet Inc.

We have audited Micromet Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Management has identified a material weakness in transaction level controls over the Company’s process for determining accruals for research and development expenses.

•	Management has identified a material weakness due to insufficient accounting and finance personnel with the knowledge and experience required to properly apply and evaluate the accounting for new, significant and/or infrequent transactions and to ensure an appropriate level of review of financial statement accounts, increasing the risk of a financial statement misstatement.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 13, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Micromet Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young AG WPG
Munich, Germany
March 13, 2008

Management’s Remediation Plan for 2008

Based on our findings that our disclosure controls and procedures were not effective and that we had two material weaknesses in internal controls over financial reporting, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts in 2008 will address the weaknesses.

During 2007, we have taken a number of steps to strengthen our internal control over our financial reporting. However, material weaknesses in our internal control over financial reporting process continue to exist. We intend to take the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to upgrade our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we have taken or are taking to remediate our identified material weaknesses include:

•	Hire a Chief Financial Officer with significant SEC reporting experience;

•	Supplement and train our accounting staff to improve the breadth and depth of experience;

•	Evaluate and implement additional procedures over the accrual process for our research and development expenses, including the performance of fluctuation analyses and comparison of actual expenses to budgeted amounts for each research and development program to identify unusual or unexpected results; and

•	Implement a regular review of the consolidated financial statements focusing on the identification and evaluation of new, significant or unusual contracts, arrangements or transactions during the period and include an assessment of the important provisions of the arrangements for appropriateness of their accounting treatment and any necessary consultation with relevant specialists.

We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and other control deficiencies as quickly as possible.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Except for the ongoing progress related to the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
Number	Description

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant
3.4(21)	Amended and Restated Bylaws effective October 3, 2007
4.1	Form of Specimen Common Stock Certificate
4.2(1)	Warrant to Purchase Vendor Preferred Stock, Series 2, issued to Venture Lending & Leasing III, LLC, dated September 6, 2002
4.3(4)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004
4.4(17)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006
4.5(16)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006
4.6(13)	Common Stock Purchase Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006
4.7(13)	Registration Rights Agreement, by and between the Registrant and Kingsbridge Capital Limited, dated as of August 30, 2006
4.8(13)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006
4.9(17)	Form of Warrant to Purchase Common Stock, dated May 5, 2006
4.10(11)	Securities Purchase Agreement, by and among the Registrant and funds affiliated with NGN Capital LLC, dated as of July 21, 2006
4.11(11)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006
4.12(19)	Securities Purchase Agreement by and among the Company and the Investors listed therein, dated June 19, 2007
4.13(19)	Registration Rights Agreement by and among the Company and the Investors listed therein, dated June 19, 2007
4.14(19)	Warrant to Purchase Common Stock, dated June 19, 2007

Exhibit
Number	Description

4.15(19)	Alternate Warrant to Purchase Common Stock, dated June 19, 2007
4.16(17)(&)	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999
4.17(17)(&)	Silent Partnership Participation Agreement (Beteiligungsvertrag) with tbg Technologie Beteiligungsgesellschaft mbH, dated March 2, 1999
4.18(17)(&)	Amendment to Silent Partnership Participation Agreements with tbg Technologie Beteiligungsgesellschaft mbH, dated February 6, 2006
10.1(17)(@)	Lease Agreement between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended
10.2(1)	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001
10.3(9)	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006
10.4(1)	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999
10.5(1)	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000
10.6(1)	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP -- Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001
10.7(1)	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002
10.8(6)	Third Amendment to Lease, by and between the Registrant and CA-Marina Business Center Limited Partnership, entered into as of November 14, 2003
10.9(7)	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005
10.10(10)	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006
10.11(8)	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006
10.12(14)(#)	Compensation Arrangement with David F. Hale
10.13(15)(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006
10.14(15)(#)	Executive Employment Agreement, by and between the Registrant and Matthias Alder, dated July 1, 2006
10.15(17)(#)	Executive Employment Agreement, by and between the Registrant and Carsten Reinhardt, dated June 2, 2006
10.16(17)(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006
10.17(17)(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006
10.18(22)(#)	Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, dated August 16, 2007
10.19(#)	Separation Agreement with Christopher Schnittker, dated December 10, 2007
10.20(17)(#)	2007 Management Incentive Compensation Plan
10.21(17)(#)	Non-Employee Director Compensation Policy
10.22(1)(#)	Third Amended and Restated 2000 Stock Incentive Plan
10.23(1)(#)	2003 Employee Stock Purchase Plan
10.24(5)(#)	Amended and Restated 2003 Equity Incentive Award Plan

Exhibit
Number	Description

10.25(17)(#)	2006 Equity Incentive Award Plan
10.26(1)(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers
10.27(17)(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006
10.28(17)(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004
10.29(17)(%)	Research Cross-License Agreement by and among Micromet AG, Enzon Pharmaceuticals, Inc. and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.30(17)(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.31(17)(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.32(17)(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005
10.33(17)(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005
10.34(17)(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10.35(17)(%)	Collaboration and License Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10.36(3)(%)	Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of October 15, 2004
10.37(12)(%)	First Amendment to Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly-owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of June 10, 2006
10.38(1)(%)	License Agreement, by and between the University of Southern California and Bio-Management, Inc., dated September 19, 1999
10.39(17)(%)	First Amendment to License Agreement, by and between the University of Southern California and Cell-Matrix, Inc., dated as of February 23, 2007
10.40(18)(%)	License Agreement dated March 14, 2007 by and between Cell-Matrix, Inc. and TRACON Pharmaceuticals, Inc.
10.41(+)	Second Amendment to the Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA
10.42(20)(+)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S
10.43(18)	Amendment No. 1 to Sublease Agreement dated April 24, 2007 by and between Micromet, Inc. and Genoptix, Inc.
10.44(20)	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership
10.45(20)(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description

24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2004

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007

(20)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007

&	Indicates that the exhibit is an English translation of a foreign language document

@	Indicates that the exhibit is an English summary of a foreign language document

#	Indicates management contract or compensatory plan

%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMET, INC.

By:	/s/ CHRISTIAN ITIN
Christian Itin
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DONALD A. ZELM
Donald A. Zelm
Executive Director of Finance
Acting Chief Financial Officer
(Principal Financial Officer)

Dated: March 14, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthias Alder, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTIAN ITIN Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ DONALD A. ZELM Donald A. Zelm	Executive Director of Finance Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ DAVID F. HALE David F. Hale	Director Chairman of the Board of Directors	March 14, 2008

/s/ JERRY C. BENJAMIN Jerry C. Benjamin	Director	March 14, 2008

/s/ JOHN E. BERRIMAN John E. Berriman	Director	March 14, 2008

Name	Title	Date

/s/ MICHAEL G. CARTER Michael G. Carter	Director	March 14, 2008

/s/ PETER JOHANN Peter Johann	Director	March 14, 2008

/s/ BARCLAY A. PHILLIPS Barclay A. Phillips	Director	March 14, 2008

/s/ JOSEPH P. SLATTERY Joseph P. Slattery	Director	March 14, 2008

/s/ OTELLO STAMPACCHIA Otello Stampacchia	Director	March 14, 2008

MICROMET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Micromet, Inc.

We have audited the accompanying consolidated balance sheets of Micromet, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young AG WPG
Munich, Germany
March 13, 2008

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$27,066	$24,301
Accounts receivable	4,689	2,319
Prepaid expenses and other current assets	2,579	2,048

Total current assets	34,334	28,668
Property and equipment, net	4,390	3,357
Loans to employees	—	78
Goodwill	6,462	6,917
Patents, net	7,680	8,850
Other long-term assets	196	243
Restricted cash	3,190	3,059

Total assets	$56,252	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,334	$1,680
Accrued expenses	4,765	10,153
Common stock warrants liability	5,219	—
Other liabilities	520	366
Short-term note	—	1,320
Current portion of long-term debt obligations	2,401	599
Current portion of deferred revenue	3,360	2,972

Total current liabilities	18,599	17,090
Deferred revenue, net of current portion	8,366	195
Other non-current liabilities	2,055	1,961
Long-term debt obligations, net of current portion	2,254	7,408
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 40,778 and 31,419 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	2	1
Additional paid-in capital	184,014	163,482
Stock subscription receivables	—	(27)
Accumulated other comprehensive income	5,895	5,869
Accumulated deficit	(164,933)	(144,807)

Total stockholders’ equity	24,978	24,518

Total liabilities and stockholders’ equity	$56,252	$51,172

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
	(In thousands, except per share amounts)

Revenues:
Collaboration agreements	$17,366	$25,449
License fees and other	1,018	2,134

Total revenues	18,384	27,583
Operating expenses:
Research and development	29,191	28,252
In-process research and development	—	20,890
General and administrative	14,430	12,012

Total operating expenses	43,621	61,154

Loss from operations	(25,237)	(33,571)
Other income (expense):
Interest expense	(509)	(1,725)
Interest income	938	743
Change in fair value of common stock warrants liability	1,750	—
Other income (expense), net	2,932	561

Net loss	$(20,126)	$(33,992)

Basic and diluted net loss per common share	$(0.55)	$(1.29)

Weighted average shares used to compute basic and diluted net loss per share	36,362	26,366

The accompanying notes are an integral part of these financial statements

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Stock		Accumulated
			Additional	Subscription	Stock	Other		Total
	Common Stock		Paid-in	from	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Conversion	Receivables	Income	Deficit	Equity (Deficit)
	(In thousands)

Balance at January 1, 2006	17,915	$1	$67,181	$23,108	$(242)	$6,234	$(110,815)	$(14,533)
Payments received for stock subscription receivable	—	—	—	—	215	—	—	215
Issuance of shares in connection with conversion of convertible notes	1,847	—	36,572	(23,108)	—	—	—	13,464
Investor capital contribution per investor agreement	—	—	4,796	—	—	—	—	4,796
Issuance of shares in connection with merger with CancerVax Corporation	9,381	—	41,740	—	—	—	—	41,740
Issuance of shares in connection with private placement, net of offering costs of $714	2,222	—	7,286	—	—	—	—	7,286
Exercise of stock options	18	—	84	—	—	—	—	84
Issuance of shares in connection with employee severance payment from merger with CancerVax	22	—	145	—	—	—	—	145
Issuance of shares in connection with compensation for board of director fees	14	—	72	—	—	—	—	72
Stock based compensation expense	—	—	5,606	—	—	—	—	5,606
Comprehensive loss:
Net loss	—	—	—	—	—	—	(33,992)	(33,992)
Foreign currency translation adjustment	—	—	—	—	—	(403)	—	(403)
Realized gain on short-term investments	—	—	—	—	—	38	—	38

Total comprehensive loss	—	—	—	—	—	—	—	(34,357)

Balance at December 31, 2006	31,419	$1	$163,482	$—	$(27)	$5,869	$(144,807)	$24,518

Payments received for stock subscription receivable	—	—	—	—	27	—	—	27
Issuance of shares in connection with private placement, net of offering costs of $1,895	9,217	1	16,504	—	—	—	—	16,505
Exercise of stock options	54	—	90	—	—	—	—	90
Issuance of shares in connection with employee severance payment	83	—	250	—	—	—	—	250
Issuance of shares in connection with compensation for board of director fees	5	—	14	—	—	—	—	14
Stock based compensation expense	—	—	3,674	—	—	—	—	3,674
Comprehensive loss:
Net loss	—	—	—	—	—		(20,126)	(20,126)
Foreign currency translation adjustment	—	—	—	—	—	26		26

Total comprehensive loss	—	—	—	—	—	—	—	(20,100)

Balance at December 31, 2007	40,778	$2	$184,014	$—	$—	$5,895	$(164,933)	$24,978

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(20,126)	$(33,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,192	3,068
In-process research and development	—	20,890
Non-cash interest on long-term obligations	564	517
Net gain on debt restructuring	(270)	(842)
Change in fair value of common stock warrants liability	(1,750)	—
Stock-based compensation expense	3,688	5,678
Net loss on disposal of property and equipment	1	15
Changes in operating assets and liabilities:
Accounts receivable	(2,136)	506
Prepaid expenses and other current assets	(149)	(617)
Accounts payable, accrued expenses and other liabilities	(4,938)	(7,154)
Deferred revenue	7,651	(3,423)

Net cash used in operating activities	(14,273)	(15,354)
Cash flows from investing activities:
Proceeds from disposals of property and equipment	—	135
Proceeds for loans to related parties	67	226
Purchases of property and equipment	(1,265)	(618)
Restricted cash used as collateral	(48)	(70)
Cash acquired in connection with merger, net of costs paid	—	37,401

Net cash (used in) provided by investing activities	(1,246)	37,074
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants,net of costs paid	23,474	7,286
Proceeds from capital contributions from stockholders	—	4,796
Proceeds from exercise of stock options	90	84
Proceeds from stock subscription receivable	27	215
Principal payments on long-term debt obligations	(4,277)	(21,129)
Principal payments on short-term notes payable	(1,313)	(1,290)
Principal payments on capital lease obligations	(156)	(66)

Net cash provided by (used in) financing activities	17,845	(10,104)
Effect of exchange rate changes on cash and cash equivalents	439	1,271

Net increase in cash and cash equivalents	2,765	12,887
Cash and cash equivalents at beginning of period	24,301	11,414

Cash and cash equivalents at end of period	$27,066	$24,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,160	$2,302
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants granted in 2007 private placement	$6,969	$—
Issuance of warrants in connection with equity tranaction	$—	$1,918
Issuance of shares in lieu of cash compensation	$264	$—
Acquisitions of equipment purchased through capital leases	$294	$64
Conversion of convertible notes payable	$—	$13,464

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business Overview

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Three of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.

Note 2.	Basis of Presentation

On May 5, 2006, CancerVax Corporation completed a merger with Micromet AG, a privately-held German company. Following its merger with CancerVax, former Micromet AG security holders owned, as of the closing of the merger, approximately 67.5% of the combined company on a fully-diluted basis and former CancerVax security holders owned, as of the closing, approximately 32.5% of the combined company on a fully-diluted basis. CancerVax was renamed “Micromet, Inc.” and our NASDAQ Global Market ticker symbol was changed to “MITI.”

As former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company immediately after the merger, Micromet AG was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, unless otherwise noted, all pre-merger financial information is that of Micromet AG, and all post-merger financial information is that of Micromet, Inc. and its wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; Tarcanta, Inc.; Tarcanta Limited; and Cell-Matrix, Inc. Substantially all of the post-merger operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of goodwill, intangibles and other long-lived assets, lease exit liabilities, asset retirement obligations and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Unless otherwise indicated, the pre-merger financial information of Micromet AG has been restated to reflect the closing of our merger and the related conversion of all Micromet AG capital stock into Micromet Holdings common stock, the conversion of each share of Micromet Holdings common stock into 15.74176 shares of Micromet, Inc. common stock, a 1-for-3 reverse stock split that became effective upon the closing of the merger and a final par value of $0.00004 per common share. The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2007, we had an accumulated deficit of $164.9 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2009, without considering any potential milestone payments that we may receive under current or future collaborations, any future capital raising transactions or drawdowns from the committed equity financing facility with Kingsbridge Capital Limited.

Note 3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.

Restricted Cash

As of December 31, 2007 and 2006, we had a consolidated total of $3.2 million and $3.1 million, respectively, of certificates of deposit that are disclosed as restricted cash in our non-current assets.

As of December 31, 2007 and 2006, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.8 million and $0.7 million, respectively.

As a result of our merger with CancerVax, we assumed three irrevocable standby letters of credit in connection with building leases. The letters of credit totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of December 31, 2007 and 2006, a total of $2.4 million of restricted cash was outstanding related to these leases and has been disclosed as a non-current asset on our accompanying balance sheet.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, management’s estimates of the recoverability of amounts due to us could be adversely affected. We do not require collateral for any of our accounts receivable. Based on management’s assessment, no allowances were necessary as of December 31, 2007 and 2006.

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

Purchase Price Allocation for Business Combinations

The allocation of purchase price for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective values. In our fiscal quarter

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2006, we completed our merger with CancerVax. See Note 4 for a detailed discussion, including the purchase price allocation.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets , we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount, including the goodwill. We have selected October 1 as our annual goodwill impairment testing date. As of October 1, 2007, we conducted an assessment of the goodwill carrying value and found no indication of impairment.

Patents

We hold patents for single-chain antigen binding molecule technology, which we acquired from Curis, Inc. (“Curis”) in 2001. Patents are amortized over their estimated useful life of ten years using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.

Impairment of Long-Lived and Identifiable Intangible Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment charges to our long-lived or intangible assets have been recognized through December 31, 2007.

Common Stock Warrants Liability

In June 2007, we completed a private placement of 9,216,709 shares of common stock and common stock warrants to purchase an additional 4,608,356 shares of common stock. As discussed further in Note 13, due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using a Black-Scholes option-pricing model, with changes in value included in the statements of operations.

Foreign Currency Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the statements of operations in other income (expense) and amounted to $96,000 and $(204,000) in the years ended December 31, 2007 and 2006, respectively.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation gains and losses are recognized within accumulated other comprehensive income in the accompanying balance sheets.

Revenue Recognition

Our revenues generally consist of licensing fees, milestone payments, and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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

We have received initial license fees and annual renewal fees upfront each year under certain license agreements. Revenue is recognized when the above noted criteria are satisfied, unless we have further obligations associated with the license granted.

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through December 31, 2007, we have not received or recognized any royalty payments.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

We have elected to report other comprehensive loss in the consolidated statement of stockholders’ equity (deficit) with the change in accumulated other comprehensive loss consisting of the following (in thousands):

		Realized and	Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Losses) on	Comprehensive
	Translation	Investments	Income

Balance January 1, 2006	$6,272	$(38)	$6,234
Net increase(decrease)	(403)	38	(365)

Balance December 31, 2006	5,869	—	5,869
Net increase	26	—	26

Balance December 31, 2007	$5,895	—	$5,895

Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”):

We adopted SFAS No. 123(R) as of January 1, 2006. As permitted by SFAS No. 123(R), we utilized the Black-Scholes option-pricing model (“Black-Scholes model”) as our method of valuation for stock-based awards granted. We adopted SFAS No. 123(R) using the modified prospective transition method. Based on the terms of our plans, we did not have a cumulative effect related to our plans. The determination of the fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, discount rate, and expected term.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on additional paid-in capital and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In conjunction with the adoption of SFAS No. 123(R), we recognize stock-based compensation expense for options granted with graded vesting over the requisite service period of the individual stock option grants, which typically equals the vesting period, and for all other share awards granted in fiscal 2007 and 2006, expenses were recognized using the straight-line attribution method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.

Stock-Based Compensation for Issuances to Non-Employees:

Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes using the liability method. Deferred income taxes are recognized at the enacted tax rates for temporary differences between the financial

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the related tax asset will not be recovered.

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 6,049,000 and 3,586,000 and common stock warrants in the amount of 5,527,000 and 919,000, in each case as of December 31, 2007 and 2006, respectively.

Reclassifications

Certain amounts in the previous period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Standards and Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also provides guidance relating to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In June 2007, the FASB also ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and we will adopt it in the first quarter of fiscal 2008. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance,

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We do not believe that the adoption of SFAS 160 will have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB ratified EITF 07-1, Accounting for Collaborative Arrangement, (“EITF 07-1”). EITF 07-1 requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative or a reasonable, rational, and consistently applied accounting policy election. Significant disclosures of the collaborative agreements are also required. EITF 07-1 is effective for annual periods beginning after December 15, 2008 and to be applied retrospectively for collaborative arrangements existing at December 15, 2008 as a change of accounting principle. We do not expect this issue to have a material effect on our financial statements.

Note 4.	Merger with CancerVax

On May 5, 2006, we completed our merger with CancerVax, a biotechnology company focused on the research, development and commercialization of novel biological products for the treatment and control of cancer. The acquisition of unrestricted cash, a NASDAQ listing, and selected ongoing product development programs were the primary reasons for the merger. The primary factor in the recognition of goodwill was the acquisition of selected ongoing product development programs. Because former Micromet AG security holders owned approximately 67.5% of the voting stock of the combined company on a fully-diluted basis immediately after the merger, Micromet AG was deemed to be the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, CancerVax’s assets and liabilities were recorded as of the merger closing date at their estimated fair values.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

During 2007 we finalized the allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of CancerVax based on their fair values as of the merger date are as follows (in thousands):

Cash and cash equivalents	$39,645
Receivables under collaborations	447
Restricted cash	2,280
Other assets	569
Accounts payable	(2,639)
Accrued expenses	(5,764)
Current portion of long-term debt obligations	(16,816)
Long-term liabilities	(1,532)

Net book value of acquired assets and liabilities	16,190
In-process research and development	20,890
Goodwill	6,917

Total purchase price	$43,997

The acquired in-process research and development (“IPR&D”) projects consist of the following: MT293 (D93) and other denatured collagen related anti-angiogenesis programs that potentially target various solid tumors; SAI-EGF and related programs that target the epidermal growth factor receptor, or EGFR, signaling pathway that potentially target non-small cell lung cancer and various solid tumors; GD2, a humanized, monoclonal antibody that appears to target tumor-associated antigens that are expressed in a variety of solid tumor cancers; and certain other non-denatured collagen related humanized, monoclonal antibodies and peptides that potentially target various solid tumors.

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

As discussed further in Note 10, in the fourth quarter of 2007 we made certain changes to the original purchase price allocation.

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

December 31, 2006
(In thousands, except per
share amounts)

Revenues	$28,305

Net Loss	$(45,399)

Basic and diluted net loss per common share	$(1.53)

The pro forma results for the year ended December 31, 2006 include $20.9 million of nonrecurring charges for the write-off of in-process research and development.

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2007	2006

Laboratory equipment	5 years	$7,435	$6,359
Computer equipment and software	3 years	2,055	1,716
Furniture	10 years	916	701
Leasehold improvements	10 years	4,820	3,187

		15,226	11,963
Less: accumulated depreciation and amortization		(10,836)	(8,606)

Property and equipment, net		$4,390	$3,357

Included above are laboratory and computer equipment acquired under capital lease arrangements of $767,000 and $473,000 on December 31, 2007 and 2006, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $551,000 and $343,000 as of December 31, 2007 and 2006, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expenses are included within depreciation expense.

Note 6.	Patents

Patents consist of the following (in thousands):

	December 31,
	2007	2006

Patents	$21,941	$19,667
Less: accumulated amortization	(14,261)	(10,817)

Patents, net	$7,680	$8,850

Amortization expense on patents for the years ended December 31, 2007 and 2006 amounted to $2.0 million in each year.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization for the patents is projected to be as follows as of December 31, 2007 (in thousands):

2008	$2,194
2009	2,194
2010	2,194
2011	1,098

$7,680

Note 7.	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2007	2006

Accrued employee benefits	$2,083	$1,527
Accrued taxes	—	1,677
Accrued research and development expenses	1,596	2,501
Accrued severance obligations	151	1,029
Accrued license agreement fees	—	1,700
Accrued facility lease exit liability, assumed in merger, current portion	156	481
Other accrued liabilities and expenses	779	1,238

	$4,765	$10,153

Note 8.	Income Taxes

On July 13, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 and 2006, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2007 and 2006.

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2007 we had accumulated tax net operating loss carryforwards in Germany of approximately $159.0 million. There was no income tax benefit attributable to net losses for 2007 or 2006. Losses before income taxes for the year ended December 31, 2007 consisted of $6.8 million and $14.2 million in the U.S. and Germany, respectively. Losses before income taxes for the year ended December 31, 2006 consisted of $32.4 million and $1.6 million in the U.S. and Germany, respectively. The difference between taxes computed at the U.S. federal and German statutory rates and the actual income tax provision in 2007 and 2006 is due primarily to the increase in the valuation allowance and other permanent items.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

German loss carryforward deductions are limited to €1.0 million per year, and deductions of excess amounts are limited to 60% of net taxable income. Net operating loss carryforwards are subject to review and possible adjustment by the German tax authorities. Furthermore, under current German tax laws, certain substantial changes in our ownership may limit the amount of tax net operating loss carryforwards that may be utilized annually to offset future taxable income.

Under U.S. federal and state tax laws, Micromet’s net operating losses and income tax credits accumulated prior to the merger are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state gross net operating losses of $159.7 million and $198.3 million, respectively, as of December 31, 2007 are limited to $76.3 million and $76.3 million, respectively, under Section 382. Federal income tax credits of $40.4 million are completely limited under Section 383. The federal and state tax net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million as of December 31, 2007 do not expire.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands of dollars):

	December 31,
	2007	2006

Deferred tax assets
Net operating loss carry forwards — Germany	$50,831	$55,267
Net operating loss carry forwards — United States federal & state	31,084	27,809
Prepaid expenses and other current assets	133	156
Patents and other intangibles	1,031	3,116
Property and equipment, net	7,576	6,581
Stock-based compensation	2,026	1,833
Accrued expenses and other liabilities	1,034	889
Other non-current liabilities	9	194
Other	55	66
State tax credits	3,152	3,152
Deferred tax liabilities
Deferred revenue	(4,243)	(6,500)

	92,688	92,563
Valuation allowance	(92,688)	(92,563)

Net deferred tax assets	$—	$—

On December 31, 2007 and 2006, we had approximately $54.0 million and $56.1 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the tax net loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in the statements of operations in the years ended December 31, 2007 and 2006, respectively, as any losses available for carryforward have been offset by increases in the valuation allowance. The increase in the valuation allowance for 2007 is due to the increase in net operating loss carryforwards from operations during the year and other temporary differences. No income taxes were paid in the years ended December 31, 2007 or 2006.

In the fiscal years 2007 and 2006, the German income tax rate was calculated at 40.86% of the taxable income. That rate consists of 25.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 14.48% trade tax. In the

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2007 the United States federal and state income tax rate was calculated at 40.75% of taxable income. The rate consists of 35% federal income tax and 5.75% state income tax. The state income tax rate is net of the federal benefit for state income tax expense.

Note 9.	Deferred Revenue

As of December 31, 2007 and 2006, deferred revenues were derived mainly from research and development agreements with Nycomed, TRACON and Merck Serono as further discussed in Note 18.

	December 31,
	2007	2006

Nycomed	$7,205	$—
TRACON	1,421	—
Merck Serono	2,722	2,959
Other	378	208

Subtotal	11,726	3,167

Current portion	(3,360)	(2,972)
Long term portion	$8,366	$195

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years respectively.

The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and accordingly, the related amounts are recognized ratably over the expected period of the research and development program.

Note 10.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Facility lease exit liability, assumed in merger with CancerVax, net of current portion	$1,381	$989
Restructuring provision, net of current portion	—	417
GEK subsidy, net of current portion	198	227
Asset retirement obligation	415	271
Capital lease obligations, net of current portion (see Note 12)	47	57
Other	14	—

	$2,055	$1,961

Facility Lease Exit Liability and Restructuring Provision

Under the restructuring plan approved by CancerVax’s board of directors in October 2005, a former manufacturing facility was closed. In January and April 2006, additional restructuring measures were approved by CancerVax’s Board of Directors, including the plan to vacate the corporate headquarters. A facility lease exit liability was recorded by CancerVax at the time of the cease-use date. The facility lease exit liability was assumed by us at the date of the merger with CancerVax and was included as part of the allocation of total purchase price (see

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4). In the fourth quarter of 2007, we recorded an adjustment to the lease exit liability that had been incorrectly recorded at the date of the May 2006 merger. To correct this error, we reduced the lease exit liability by $250,000 with a corresponding decrease to goodwill of $455,000 in the consolidated balance sheet as of December 31, 2007. In addition, accretion expense was increased by $205,000 in our consolidated statement of operations for the year ended December 31, 2007 to adjust for the cumulative error in accretion expense from the May 2006 merger through September 30, 2007. The correction was recorded in the fourth quarter of 2007, and management concluded that the impact on the consolidated balance sheets and statements of operations for the prior year and quarters was not material.

In April 2007, we entered into an amendment to an existing sublease agreement to sublease the remaining square footage of CancerVax’s former corporate headquarters. This space is now fully subleased. The term of the sublease continues through June 30, 2012. We recorded an increase in our facility lease exit liability of $760,000 during the second quarter of 2007 to reflect the cumulative effect of the change in estimated cash flows resulting from a longer period of time required to sublease the former corporate headquarters facility than originally anticipated and a lower monthly sublease income. The adjustment of $760,000 to our facility lease exit liability was recorded in general and administrative expense during 2007.

As a consequence of the restructuring of our subsidiary Micromet AG’s operations during 2004, we recorded a lease exit liability for certain space at our Munich facility that we no longer utilized. In June 2007, we signed a sublease agreement with Roche to lease a portion of this facility, and accordingly, we adjusted our lease exit liability to reflect the terms of this sublease for the remaining lease period. The adjustment of $394,000 was recorded as a reduction to research and development expense during the second quarter of 2007. As of December 31, 2007, future sublease income is expected to cover our lease expense for this facility, eliminating the lease exit liability on this facility.

The following table summarizes the activity for these obligations for the year ended December 31, 2007 (in thousands):

	Accrued					Accrued
	Balance as of	Amounts		Adjustment	Currency	Balance as of
	December 31,	Paid	Accretion	to the	Translation	December 31,
	2006	in Period	Expense	Liability	Adjustment	2007

Former CancerVax facilities	$1,470	$(691)	$453	$305	—	$1,537
Munich, Germany facility	472	(130)	41	(394)	11	—

Total	$1,942	$(821)	$494	$(89)	$11	$1,537

Of the $1,537,000 lease exit liability as of December 31, 2007, $156,000 is current and $1,381,000 is non-current.

GEK Subsidy

In December 2002, we entered into a subsidy agreement with GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG (“GEK”), the landlord under our Munich building lease, whereby GEK provided €365,000, or $345,000 at the exchange rate in effect at that time, in lease incentives to us in conjunction with the operating lease agreement for our Munich facilities. The subsidy is restricted to purchases of property and equipment for research and development activities. The subsidy has been recorded as deferred rent and allocated between current and other non-current liabilities and amortized on a straight-line basis over the term of the building lease of 10 years.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. In 2004, we re-evaluated the fair value of the obligation to remove leasehold improvements. Based on changes in market conditions and the estimated future use of the lease space, the fair value of the asset retirement obligation was estimated to be approximately $199,000 as of December 31, 2004. The amount will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease. The fair value of the obligation to remove these improvements was estimated to be $50,000 as of September 1, 2007, and will increase through accretion over the term of the lease agreement. The following table summarizes the activity as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Beginning balance January 1,	$271	$205
Additional asset retirement obligation	50	—
Accretion expense	55	40
Currency translation adjustment	39	26

Ending balance December 31,	$415	$271

Note 11.	Long-Term Debt

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2007	2006

TBG borrowings due December 31, 2008; interest payable semi-annually at rates ranging from 6% to 7%	$2,401	$2,015
Bayern Kapital borrowings due December 31, 2006; interest payable quarterly at 6.75%	—	586
TBFB borrowings repaid in August, 2007; interest payable quarterly at 6%	—	3,386
MedImmune borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	2,254	2,020

Total long-term debt obligations	4,655	8,007
Less: current portion	(2,401)	(599)

Long-term debt obligations, net of current portion	$2,254	$7,408

Scheduled repayment of principal for the debt agreements is as follows as of December 31, 2007 (in thousands):

2008	$2,401
2009	—
2010	2,254

Total	$4,655

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Silent Partnership Agreements

We entered into various silent partnership agreements with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), Bayern Kapital GmbH (“Bayern Kapital”) and Technologie Beteilungsfonds Bayern GmbH & Co. KG (“TBFB”). These lenders were created to support the development of technology-oriented companies in the start-up phase and based on the amounts loaned became a “stiller Gesellschafter” (silent partner) in Micromet AG. Silent partnerships are a common form of investment in German business practice. The silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

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

Amendments to the Silent Partnership Agreements

In May 2006, upon consummation of our merger with CancerVax, and subsequent to a February 2006 amendment related to certain TBG silent partnership agreements, we repaid €2.0 million in satisfaction of debt obligations with an aggregate carrying amount of €2.3 million and recorded a gain on extinguishment of debt of €0.3 million.

In February 2006, the silent partnership agreements with Bayern Kapital and TBFB were amended to accelerate repayment of amounts due (principal, accrued interest, and one-time payments) upon the occurrence of future rounds of financing after the consummation of the merger with CancerVax, whereby 20% of the net proceeds of such future rounds of financing be used for repayment of silent partnership debts until such silent partnership debts are repaid in full. As a result of these amendments, silent partnership debt in principal amount equal to 20% of the net proceeds from the private placement equity transaction with NGN Capital, LLC (see Note 13), or $1.5 million, was accelerated as of July 24, 2006. This amount was paid on November 29, 2006. The remaining Bayern Kapital borrowings due December 31, 2006 were repaid in full on January 2, 2007.

As a result of the private placement financing in June 2007 (see Note 13) we repaid the remaining TBFB silent partnership debt of $3.6 million during the third quarter of 2007.

Interest expenses related to the silent partnership agreements amounted to $394,000 and $829,000 for the years ended December 31, 2007 and 2006, respectively.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Silicon Valley Bank Loan and Security Agreement

As a result of the merger with CancerVax, we assumed $16.7 million of an $18.0 million loan and security agreement entered into by CancerVax in December 2004 with Silicon Valley Bank. We repaid the loan and terminated the agreement during the third quarter of 2006 and have no remaining credit available or obligations under the agreement.

Note 12.	Commitments and Contingencies

Leases

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of ten years beginning on July 1, 2002. In connection with the building lease agreement, we entered into an agreement to receive a subsidy from GEK in the amount of €365,000. In the event that we terminate the building lease agreement prior to December 2010, we would be obligated to repay certain portions of the subsidy to GEK as specified in the agreement.

In June 2005, we entered into an agreement with GEK to defer a portion of our monthly rental payments starting in June 2005 and continuing through December 2006. The amounts were subject to 4% nominal interest per annum until December 31, 2006, increasing to 8% nominal interest rate per annum thereafter. The agreement required repayment of the deferred rent, including accrued interest thereon, in the event of an initial public offering, asset sale or financing that resulted in gross proceeds to us of at least €20 million or upon first market approval of a product developed by us. We deferred a total of €146,000 during 2006 through the date of the merger. In accordance with the terms of the agreement, we repaid a total of €496,000 plus accrued interest of €14,000 in May 2006 upon consummation of the merger with CancerVax.

Prior to our merger with CancerVax, CancerVax was a party to three building leases associated with a manufacturing facility, a warehouse facility and CancerVax’s former corporate headquarters. During the second quarter of 2006, CancerVax entered into a lease assignment related to the manufacturing facility, a lease termination agreement related to the warehouse facility and a sublease agreement pursuant to which 46,527 rentable square feet of the 61,618 total rentable square feet of CancerVax’s former corporate headquarters was subleased. In April 2007, we amended the sublease agreement to include the remaining 15,091 square feet. In connection with the lease termination for the warehouse facility, we paid total termination-related fees in the amount of $0.6 million. Additionally, we lease certain equipment under various non-cancelable operating leases with various expiration dates. Operating lease expenses amounted to approximately $3.3 million and $2.8 million in the years ended December 31, 2007 and 2006, respectively.

Capital Lease Obligations

During the years ended December 31, 2007 and 2006, we entered into equipment financing agreements in the amount of $249,000 and $71,000, respectively, for the purpose of buying information technology equipment. The amounts are repayable in monthly installments, the last of which is due September 2012. The agreements provide for interest ranging from 0.9% to 17.0% per annum.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2007 are as follows (in thousands):

				Net
	Capital	Operating	Sublease	Operating
	Leases	Leases	Income	Leases

2008	$183	$5,113	$(2,459)	$2,654
2009	35	5,053	(2,498)	2,555
2010	7	5,118	(2,052)	3,066
2011	7	5,193	(1,414)	3,779
2012	5	2,584	(717)	1,867
Thereafter	—	—	—	—

Total minimum lease payments	237	$23,061	$(9,140)	$13,921

Less: amount representing imputed interest	19

Present value of minimum lease payments	218
Less: current portion	171

Capital lease obligation, less current portion	$47

The sublease income is from sublease agreements related to the former CancerVax headquarters and our Munich facility (see Note 10).

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

License expenses and milestone payments amounted to approximately $0.8 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. Of these amounts $0.5 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively, were related to the intellectual property marketing agreement with Enzon, Inc. discussed in Note 17. These amounts have been included in research and development expenses.

Furthermore, we are party to several research and development agreements discussed in Note 18.

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2008	$130
2009	57
2010	30
2011	30
2012	30
Thereafter	90

Total minimum payments	$367

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Taxes

We had accruals for contingent liabilities related to non-income tax matters as of December 31, 2006 in the amount of $1.7 million. Included in this accrual was $1.3 million related to withholding tax duty on past royalty payments made to collaborators who are domiciled outside of Germany. We paid this amount to the German tax authorities during 2007 in order to settle this liability. During 2007, we received a refund of $1.1 million because the recipients of these royalty payments were exempt from withholding taxes. The $1.1 million benefit was included in other income. We continue to pursue a refund on the remaining $0.2 million.

The December 31, 2006 accrual also consisted of $0.4 million related to a disallowed reimbursement of German Value Added Tax incurred on expenses as a result of a 2001 increase of stated capital. The German tax authorities had originally denied the deduction, and we filed an appeal against the related assessment and accrued amounts potentially owed. The appeal was pending for several years and depended on the authorities’ review of a model case then pending with the German supreme fiscal court in a similar matter. This matter was resolved in our favor in the first quarter of 2007 at which time the accrual was reversed and the $0.4 million benefit was included as a reduction of general and administrative expenses.

Note 13.	Stockholders’ Equity (Deficit)

Committed Equity Financing Facility

In August 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 6,251,193 shares of our common stock for cash consideration of up to $25.0 million, subject to certain conditions and restrictions. We are not eligible to draw down any funds under the CEFF at any time when our stock price is below $2.00 per share.

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

On September 12, 2006, we filed a resale shelf registration statement on Form S-3 with the SEC to facilitate Kingsbridge’s public resale of shares of our common stock, which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of the warrant. The resale shelf registration statement was declared effective on September 28, 2006. In connection with the CEFF, we incurred legal fees and other financing costs of approximately $136,000. As of December 31, 2007, we have not sold any shares to Kingsbridge under the CEFF.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula in certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” (“ETIF 00-19”), the warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, a life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $7.0 million. EITF 00-19 also requires that the warrants be revalued as derivative instruments at each reporting period end. We will adjust the instruments to their current fair value using the Black-Scholes model formula at each reporting period end, with the change in value recorded as other income/expense. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

The decrease in fair value since June 22, 2007 of $1.8 million was recognized in other income for the year ended December 31, 2007. As of December 31, 2007, the fair value of the common stock warrants liability recorded on our condensed consolidated balance sheet was $5.2 million.

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

We account for the registration payment arrangement under the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements.” As of December 31, 2007, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the June 2007 private placement. Accordingly, no accrual for contingent obligation is required or recorded as of December 31, 2007.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion of MedImmune Convertible Notes

On May 4, 2006, a convertible promissory note held by MedImmune Ventures, Inc. in the aggregate nominal amount of $10.7 million was partially converted into an aggregate of 1,660,483 shares of our common stock.

Conversion of Enzon Convertible Note

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

Conversion of 2004 Convertible Notes

In January 2006, we issued 18,704 shares of Micromet AG common stock in satisfaction of stock subscriptions recorded in 2005 and from additional conversion notices received in January 2006 related to certain convertible notes. We classified the aggregate carrying amount of the note and the stock subscription from conversion as common stock and additional paid-in capital in the amount of €12.5 million. The 18,704 shares issued in January 2006 were converted into 98,145 shares of our common stock as a result of the merger with CancerVax.

Additional Issuances of Warrants to Purchase Common Stock

As a result of our merger with CancerVax, we assumed outstanding, fully-exercisable warrants that, upon a cash payment exercise, would result in the issuance of approximately 23,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.24 per share and the warrants will expire between February 2010 and June 2013. The warrant holders have the option to exercise the warrants in one of the following ways: (i) cash payment; (ii) cancellation of our indebtedness, if any, to the holder; or (iii) net issuance exercise based on the fair market value of our common stock on the date of exercise.

During 2002 and 2003, in connection with equipment financing we issued warrants to purchase 55,316 shares of our common stock with an exercise price of $12.07 per share. The warrants will expire between 2012 and 2013.

Stock Subscription Receivable

During 1998, treasury stock was issued to employees in exchange for non-interest bearing stock subscription receivables. The balance of such receivables as of December 31, 2006 was $27,000. During the first quarter of 2007, these receivables were either repaid in full or partially forgiven, resulting in compensation expense of $8,000.

Note 14.	Stock Option and Employee Stock Purchase Plans

2000 and 2002 Stock Option Plans

In December 2000, Micromet AG adopted the 2000 Stock Option Plan (“2000 Plan”) and in November 2002 we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2000 and 2002 Plans provide for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 600,305 shares of our common stock, and the 2002 Plan authorized the grant of options to purchase up to 11,932 shares of our common stock. Options granted under the 2000 and 2002 Plans were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 and 2002 Plans were cancelled and were partially replaced with options granted

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 2006 Equity Incentive Award Plan described below. The cancellation and partial replacement resulted in compensation expense of $2.7 million being recorded in the second quarter of 2006 and is included in the compensation expense for the year ended December 31, 2006. As of December 31, 2007 and 2006, we were not authorized to issue any additional options under the 2000 Plan. Options to purchase 11,932 shares were available for grant under the 2002 Plan as of December 31, 2007; however, we do not intend to grant any options under this plan in the future. There has been no activity under these plans in the year ended December 31, 2007, and as of December 31, 2007, no options are outstanding under these plans.

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

Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant, as defined in the 2003 Plan. Options granted to new employees generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Options granted to existing employees generally vest on a monthly basis over a three year period from the date of grant. On February 1, 2007, we granted employees stock options to purchase an aggregate of 1,099,000 shares of our common stock. For those options granted to employees who were hired prior to May 5, 2006, 22% of the shares underlying the option grant vested on the date of grant, February 1, 2007, with the remaining 78% vesting in equal monthly installments until May 31, 2009. Of the 1,099,000 options granted, 861,500 had this vesting feature. For those options granted to employees who were hired after May 5, 2006, one-fourth becomes exercisable beginning one year after the grant date with monthly vesting thereafter. The initial options granted to our non-employee directors under the 2003 Plan have a three-year vesting period. Subsequent grants of options to our non-employee directors have a one-year vesting period. At December 31, 2007, options to purchase approximately 4,389,000 shares of our common stock were outstanding, and there were approximately 873,000 additional shares remaining available for future option grants, under these plans.

2006 Stock Option Plan

In April 2006, we adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of our common stock. Of this amount, options to purchase an aggregate of 1,761,880 shares of our common stock were assumed in connection with the closing of the merger with CancerVax to incentivize such individuals and were issued in anticipation of the merger, in part, to replace the options issued under the Micromet AG 2000 and 2002 Plans described above. For a given participant under the 2006 Plan, 50% of the options granted to such individual vested in May 2006, with the remaining 50% vesting ratably on a monthly basis over the 24 months following the closing of the merger. As a result of the merger, the effective exercise price for such options was approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). At December 31, 2007, options to purchase approximately 1,660,000 shares of our common stock were outstanding under this plan and there were approximately 209,000 shares remaining available for future option grants under this plan.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan Activity:

2003 and 2006 Option Plans

The following is a summary of stock option activity under the 2003 and 2006 Plans for the two years ended December 31, 2007 (options in thousands):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	—	—
Granted	2,812	$3.16
Exercised	(18)	$4.40
Assumed in merger	1,384	$13.13
Expired	(592)	$16.13

Outstanding at December 31, 2006	3,586	$4.38
Granted	3,183	$2.58
Exercised	(54)	$1.66
Forfeited	(367)	$2.85
Expired	(299)	$7.23

Outstanding at December 31, 2007	6,049	$3.41

Included in the options granted for the year ended December 31, 2006 were approximately 1,762,000 shares granted under the 2006 Plan prior to the merger but which, at an exercise price of $1.66 per share, had an effective exercise price below fair market value at the time of closing of the merger.

The following is a further breakdown of the options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(Thousands)	(Years)		(Thousands)	(Years)

$1.66 - $1.66	1,660	6.95	$1.66	1,545		$1.66
$1.77 - $2.38	732	9.63	$2.07	82		$2.33
$2.56 - $2.56	1,229	9.41	$2.56	208		$2.56
$2.60 - $2.75	379	7.80	$2.64	126		$2.61
$2.93 - $2.93	950	8.67	$2.93	400		$2.93
$3.23 - $6.63	737	7.64	$4.86	424		$4.80
$8.46 - $9.90	252	5.96	$9.34	238		$9.42
$19.80 - $36.00	110	6.38	$31.49	110		$31.49

$1.66 - $36.00	6,049	8.13	$3.41	3,133	7.13	$4.00

Aggregate intrinsic value	$711,900			$618,300

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $2.06 closing price of our common stock on December 31, 2007. The total intrinsic value of options exercised in the years ended December 31, 2007

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006 was approximately $16,300 and $15,800 respectively, determined as of the date of exercise. We received approximately $90,100 and $84,000 in cash from options exercised in the years ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation:

For the years ended December 31, 2007 and 2006, stock-based compensation expense related to stock options granted to employees was $3.6 million and $4.6 million, respectively. As of December 31, 2007 and 2006, the fair value of unamortized compensation cost related to unvested stock option awards was $5.4 million and $4.2 million, respectively. Unamortized compensation cost as of December 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

Reported stock-based compensation is classified, in the consolidated financial statements, as follows (in thousands):

	Years Ended December 31,
	2007	2006

Research and development	$1,562	$2,573
General and administrative	2,083	2,033

	$3,645	$4,606

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2007 and 2006 was $1.76 and $3.11 per share, respectively, using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2007	2006

Expected volatility 2006 Plan	N/A	80.0%
Expected volatility 2003 Plan	74.1% to 76.7%	78.2% to 80.0%
Risk-free interest rate 2006 Plan	N/A	5.0%
Risk-free interest rate 2003 Plan	3.9% to 4.8%	4.6% to 5.0%
Dividend yield 2006 and 2003 Plans	0%	0%
Expected term 2006 Plan	N/A	5.2 years
Expected term 2003 Plan	5.3 to 6.1 years	5.8 to 6.1 years

Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC SAB No. 107, Share-Based Payment. The expected term for other options granted was determined by comparison to peer companies. As stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rates for the year ended December 31, 2007 was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options or stock awards issued to non-employees were recorded at their fair value in accordance with SFAS No. 123 or EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon measurement date commensurate with the determination of when service has been completed. We recorded stock-based compensation related to stock options issued to non-employees of approximately $29,000 and $1.0 million in the years ended December 31, 2007 and 2006, respectively.

Since we have net operating loss carryforwards as of December 31, 2007, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during the years ended December 31, 2007 and 2006, respectively, that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (“ESPP”) which was assumed in our merger with CancerVax on May 5, 2006. The ESPP initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. There were no shares purchased under the ESPP during 2007. At December 31, 2007, approximately 144,000 shares were available for future purchase under this plan.

Note 15.	Related Parties

Loans to Related Parties

In addition to the stock subscription receivables described in Note 13 above, we granted unsecured loans to related parties and employees with interest rates ranging up to 6.0%. In the first quarter of 2007, these loans were either repaid in full or partially forgiven, resulting in compensation expense of $10,000.

Compensation Arrangement

We pay for a portion of the salary of one of our director’s executive assistant. During the years ended December 31, 2007 and 2006, $38,000 and $25,000, respectively, was included in general and administrative expenses related to this arrangement.

Note 16.	Financial Risk Management Objectives and Policies

Our principal financial instruments are comprised of short-term and long-term debt, convertible notes, capital leases and cash. We have various other financial instruments such as accounts receivable and accounts payable.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our measurement currency. Approximately 17% and 50% of our revenue was denominated in U.S. dollars in 2007 and 2006, respectively. Although we have significant customers with the U.S. dollar as their functional currency, the majority of our transactions are contracted in, and a majority of our operations and expenses are denominated in, Euros (€). Rendered services contracted in U.S. dollars are exposed to movements in the U.S. $ to € exchange rates. Certain license fees and milestone payments are denominated in U.S. dollars. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our accounts receivable are subject to credit risk as a result of customer concentrations.

Customers comprising greater than 10% of total revenues presented as a percentage of total revenues are as follows:

	December 31,
	2007	2006

Merck Serono	22%	66%
MedImmune, Inc.	32%	19%
Nycomed	26%	—
Tracon	12%	—

We had unbilled accounts receivable of approximately $1,927,000 and $1,315,000 as of December 31, 2007 and 2006, respectively. The amounts are included in accounts receivable.

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

In determining fair values, we used a discounted cash flow model with current incremental borrowing rates for long-term debt and similar convertible debt instruments. The fair value of the warrants has been calculated using a Black-Scholes valuation model.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimates of fair value of the following financial instruments are summarized as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Curis, Inc. promissory note	$—	$—	$1,320	$1,154
MedImmune, Inc. promissory note due June 6, 2010	2,254	1,723	2,020	1,545
Bayern Kapital (silent partner) borrowings due December 31, 2006	—	—	586	585
TBG (silent partner) borrowings due December 31, 2008	2,401	2,275	2,015	2,168
TBFB (silent partner) borrowings repaid in August 2007	—	—	3,386	3,629
Warrants granted in 2007 Private Placement	5,219	5,219	—	—

	$9,874	$9,217	$9,327	$9,081

Note 17.	License Agreements and Collaborations

We have entered into several license and collaboration agreements for our research and development programs. These agreements typically provide for the payment by us or to us of license fees, milestone payments, and royalties on net sales of product candidates developed and commercialized under these agreements, the most significant of which are outlined below:

Agreements Relevant for the Generation of Antibodies and for the BiTE® Antibody Platform in General

Purchase Agreement with Curis

In June 2001, we entered into an agreement with Curis to purchase certain single-chain antigen binding molecule patents and license rights from Curis. In exchange for these patent and license rights, we paid to Curis an initial license fee, issued to Curis shares of our common stock, and provided a convertible note in the amount of €4.1 million. In addition, we are obligated to pay royalties on net sales of products based on the acquired technology. We are also required to pay to Curis 20% of all “supplemental revenues” in excess of $8.0 million in the aggregate. “Supplemental Revenues” includes both (i) proceeds received by us as damages or settlements for infringement of the purchased technology, and (ii) amounts received by us from licensing or sublicensing the purchased technology. In October 2004, we exchanged the convertible note issued to Curis for an interest-free note in the amount of €4.5 million, or $5,6 million. As described in Note 19, the remaining balance was paid in the second quarter of 2007.

License Agreement with Enzon

In April 2002, we entered into a cross-license agreement with Enzon, Inc. (now Enzon Pharmaceuticals, Inc.) relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. This agreement was amended and restated by mutual agreement of the parties in June 2004. Under the cross-license agreement, we receive a non-exclusive, royalty-bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE antibodies, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE antibodies. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products; however, Enzon’s right to use BiTE antibodies is limited to non-commercial research applications. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

Each party is obligated to make milestone payments and pay royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party owns the relevant patent(s). We do not owe a royalty under this agreement to Enzon on net sales of BiTE antibodies.

The term of the cross-license agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. Neither party had the right to unilaterally terminate the agreement without cause.

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

The term of the Exclusive IP Marketing Agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. In addition, the Exclusive IP Marketing Agreement terminates automatically upon termination of the cross-license agreement between us and Enzon. After September 30, 2007, either party has the right to terminate the agreement unilaterally.

License Agreements with Various Parties pursuant to the Exclusive IP Marketing Agreement

Since April 2002, we have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. Licensees include Abbott Laboratories, Affitech AS, Alligator Bioscience AB, Antigenics, Inc., BioInvent AB, ESBATech AG, EvoGenix Pty Ltd., Haptogen Ltd., Merck & Co., and Viventia Barbados, Inc. We recorded $0.9 million and $1.9 million in revenues related to these license agreements for the years ended December 31, 2007 and 2006, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements Relevant for Adecatumumab

License Agreement with Cambridge Antibody Technology Limited

In September 2003, we entered into an agreement with CAT granting us a non-exclusive, worldwide license to use certain patented technology and know-how controlled by CAT in the field of phage display technology to develop and commercialize antibodies binding to EpCAM, the target of adecatumumab. We paid an initial license fee, and we will make additional milestone payments and pay royalties based on net sales of adecatumumab.

License, Development, Manufacturing and Supply Agreement with CIMAB and YM BioSciences

In July 2004, CancerVax entered into license agreements with CIMAB, S.A., a Cuban corporation, and YM BioSciences, Inc., a Canadian corporation, whereby CancerVax obtained the exclusive rights to develop and commercialize three vaccine product candidates in a specific territory, including the U.S., Canada, Japan, Australia, New Zealand, Mexico and certain countries in Europe. Following the merger between Micromet AG and CancerVax, we decided to seek a suitable sublicensee to continue with the development of these vaccine programs. In October 2007, we amended the agreements to limit the territory for our commercialization rights to the U.S. against payment to us of $250,000 for the return of the ex-US rights to the licensors. In addition, we are currently evaluating different options for the disposition of the remaining rights in the U.S. In connection with the amendment of the license agreements, CIMAB agreed to waive the payment of a milestone payment and certain technology access fees in the aggregate amount of $1.2 million. Accordingly, $1.5 million is included in other income in our statement of operations for the year ended December 31, 2007.

Note 18.	Research and Development Agreements

We have been party to the following significant research and development agreements related to its research and development strategy:

Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was acquired by Merck KGaA and that is now called Merck Serono Biopharmaceuticals S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. The most recent milestone paid was a $10.0 million payment made in November 2006 after the delivery by us of the study reports on two phase 2a clinical trials conducted with adecatumumab. Overall, the agreement provides for Serono to pay up to $138.0 million in milestone payments (of which $12.0 million above has been paid to date) if adecatumumab is successfully developed and registered worldwide in at least three indications.

Under the terms of the agreement, Serono bears all costs of product development and manufacturing, subject to our participation right as described below. The original agreement provided that upon the completion of both phase 2 clinical studies in September 2006, Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe. On November 24, 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial. The agreement defines this phase of the collaboration as the “Micromet Program.” On October 29, 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised responsibilities, we now have all decision making authority and operational responsibility for the ongoing phase 1b clinical trial, as well as an additional clinical trial to be conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed upon budget. Further, under the amended agreement we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe after the end of both the ongoing phase 1 clinical trial and the additional clinical trial. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may not terminate the agreement until receipt by Merck Serono of the study reports for the ongoing phase 1 clinical trial and the additional clinical trial, and thereafter for convenience with prior notice. Either party may terminate for material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

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

Including milestone payments, we recognized revenues of approximately $4.1 million and $18.1 million associated with this license and collaboration agreement in the years ended December 31, 2007 and 2006, respectively.

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

On November 28, 2005, we and Enzon announced an agreement to end our collaboration. Under the termination agreement, Enzon made a final payment to us in satisfaction of its obligations under the collaboration. In addition, we received rights to the lead compound (MT203) generated within the scope of the collaboration and Enzon will receive royalties on any future resultant product sales. The termination of the research and development collaboration does not impact the other existing agreements between us and Enzon. We and Enzon will continue to market our combined complementary patent estates in the SCA field, and we remain the exclusive worldwide marketing partner as discussed in Note 17. We recorded no revenue associated with this collaboration agreement in the years ended December 31, 2007 or 2006.

MedImmune

On June 6, 2003, we entered into the following agreements with MedImmune:

MT103 Collaboration and License Agreement

We and MedImmune signed an agreement to jointly develop our B cell tumor drug, MT103, the most advanced representative of our BiTE platform. Under the terms of the collaboration and license agreement, MedImmune

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received a license to MT103 and assumed responsibility for clinical development, registration and commercialization of MT103 in North America. As part of the agreement, MedImmune is developing the commercial manufacturing process and will supply clinical trial material as well as commercial products for all markets. We retained all rights to MT103 outside of North America. We will receive milestone payments based on the successful development, filing, registration and marketing of MT103, as well as royalties on MedImmune’s North American sales of the product. In addition, MedImmune covered certain development costs incurred by us in support of the Investigational New Drug (“IND”) application filing for MT103 made in September 2006. After submission of the IND, the parties will share development costs of jointly conducted clinical trials in accordance with the applicable provisions of the agreement.

We recorded revenue of approximately $3.0 million and $2.8 million associated with this agreement in the years ended December 31, 2007 and 2006, respectively.

BiTE Research Collaboration Agreement

In June 2003, we entered in a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated MT111, a BiTE antibody binding to carcinoembryonic antigen (CEA), and a BiTE antibody binding to tyrosine kinase EphA2. MedImmune is obligated to make milestone payments and pay royalties to us on net sales of the product candidates developed pursuant to this agreement. Furthermore, we have retained the exclusive right to commercialize MT111 in Europe, and we also have retained the option to obtain the right to co-promote the EphA2 BiTE antibody in Europe. MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials, and is responsible for all development costs for the EphA2 BiTE antibody.

We recorded revenue of approximately $3.0 million and $2.5 million associated with this agreement in the years ended December 31, 2007 and 2006, respectively.

Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5 million, or $6.7 million as of the payment date, and are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120 million in the aggregate. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed will be responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the year ended December 31, 2007, we recorded revenue of approximately $4.8 million associated with this agreement.

TRACON

In March 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc., under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We will transfer to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON is obligated to pay us an upfront license fee, make development and sales milestone payments, and pay a royalty on worldwide net sales of MT293. In addition, TRACON will make certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of MT293 when TRACON enters into the sublicense agreement. If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the year ended December 31, 2007, we recorded revenue of approximately $2.2 million associated with this agreement.

Rentschler Biotechnologie

In September 2002, we entered into a process development agreement with Rentschler Biotechnology GmbH (“Rentschler”) to establish fermentation and down-stream processing procedures under Good Manufacturing Practices (“GMP”) requirements in the 250L fermenter scale for the adecatumumab program. This agreement was amended on August 19, 2004 by a new production agreement for clinical trial material. Under the terms of the new agreement, the drug substance is billed at a fixed price per gram in accordance with the contractual specifications.

In October 2007, we entered into a process development agreement with Rentschler to establish fermentation and down-stream processing procedures under GMP requirements in the 500L fermenter scale including manufacturing of early clinical material for the MT203 program.

We recorded expenses of approximately $1.3 million and $0.5 million in the years ended December 31, 2007 and 2006, respectively, related to these agreements, which are included in research and development expenses in the consolidated statements of operations.

Bayer HealthCare

In October 2006, we entered into a process development agreement with Bayer HealthCare to establish fermentation and down-stream processing procedures under GMP requirements in the 200L fermenter scale for the MT110 program. This agreement also includes manufacturing of early clinical trial material.

We recorded expenses of approximately $0.7 million and $0.4 million in the years ended December 31, 2007 and 2006, respectively, related to this agreement, which is included in research and development expenses in the consolidated statements of operations.

Other Licensing and Research and Development Agreements

As a result of our merger with CancerVax, we also assumed licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Legal Proceedings

Cell Therapeutics/Novuspharma

On January 2, 2004, our collaborator, Novuspharma S.p.A., was acquired by Cell Therapeutics, Inc. (“CTI”). Subsequently, CTI management announced that it would not make any payments to us for outstanding invoices and contractual obligations. At that date, €4.9 million of invoices submitted for payment to Novuspharma were unpaid. As collectibility was not reasonably assured, we did not record revenues and receivables related to these unpaid invoices.

On February 10, 2004, the collaboration agreement with CTI was terminated on the basis of the failure of CTI to meet its contractual payment obligations. On the same date, we commenced legal proceedings against CTI for breach of contract. On February 23, 2004, CTI filed a counterclaim against us. Based on its assessment of the contract, management believed that we would prevail against the countersuit, and therefore no financial provisions were made in our financial statements. In December 2005, the parties submitted the dispute to non-binding mediation. This mediation led to a settlement agreement with CTI on May 3, 2006, pursuant to which CTI made a payment of $1.9 million to Micromet AG. The settlement payment was included in collaboration revenue during the year ended December 31, 2006 because the amount would have been recorded as collaboration revenue had the original contract been fulfilled.

Curis

On October 2, 2006, a court-proposed settlement agreement with Curis, Inc. became effective that resolved a lawsuit initiated by Curis against Micromet AG in a German court regarding the repayment of an outstanding promissory note in the remaining principal amount of €2.0 million. Curis had requested immediate repayment of this amount at the time of the merger between CancerVax and Micromet AG in May 2006. We had disagreed with Curis’s interpretation of the repayment terms of the promissory note. In accordance with the settlement, we paid Curis €1.0 million in October 2006, and paid €0.8 million on April 18, 2007. The payments were made by us without any interest charges.

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

Note 20.	Segment Disclosures

We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

United States	$8,678	$5,762
Germany	4,936	—
Switzerland	4,282	20,271
All others	488	1,550

	$18,384	$27,583

Long-lived Assets:

All long-lived assets for the years ended December 31, 2007 and 2006 were located in Germany, except for $133,000 and $19,000 located in the U.S. as of December 31, 2007 and 2006, respectively.

Note 21.	Quarterly Financial Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$2,770	$3,066	$5,563	$6,985
Total operating expenses	10,272	11,084	9,204	13,061
Loss from operations	(7,502)	(8,018)	(3,641)	(6,076)
Net loss attributable to common stockholders	(7,590)	(6,469)	(2,268)	(3,799)
Basic and diluted net loss per common share	(0.24)	(0.20)	(0.06)	(0.09)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues(1)	$4,123	$5,017	$4,636	$13,807
Total operating expenses(2)	5,736	34,386	10,152	10,880
Income (loss) from operations	(1,613)	(29,369)	(5,516)	2,927
Net income (loss)	(2,166)	(29,455)	(5,766)	3,395
Basic net income (loss) per common share	(0.12)	(1.18)	(0.19)	0.11
Diluted net income (loss) per common share	(0.12)	(1.18)	(0.19)	0.11

(1)	Included in revenues in the 4th quarter of 2006 is the receipt of a Merck Serono milestone payment of $10.0 million under our collaboration agreement.

(2)	Included in total operating expenses in the 2nd quarter of 2006 is a write-off of in-process research and development of $20.9 million, which was recorded as an expense immediately upon completion of the merger.