Form 10-Q
period 2008-03-31
MICROMET, INC.
filed 2008-05-09
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of May 5, 2008 was 40,828,759.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,653	$27,066
Accounts receivable	1,734	4,689
Prepaid expenses and other current assets	1,658	2,579

Total current assets	31,045	34,334
Property and equipment, net	4,630	4,390
Goodwill	6,462	6,462
Patents, net	7,649	7,680
Other long-term assets	209	196
Restricted cash	3,247	3,190

Total assets	$53,242	$56,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,920	$2,334
Accrued expenses	5,764	4,765
Common stock warrants liability	3,965	5,219
Other liabilities	550	520
Current portion of long-term debt obligations	2,656	2,401
Current portion of deferred revenue	5,202	3,360

Total current liabilities	20,057	18,599
Deferred revenue, net of current portion	8,706	8,366
Other non-current liabilities	2,243	2,055
Long-term debt obligations, net of current portion	2,417	2,254
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 40,795 and 40,778 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	184,899	184,014
Accumulated other comprehensive income	5,717	5,895
Accumulated deficit	(170,799)	(164,933)

Total stockholders’ equity	19,819	24,978

Total liabilities and stockholders’ equity	$53,242	$56,252

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Collaboration agreements	$5,749	$2,545
License fees and other	175	225

Total revenues	5,924	2,770
Operating expenses:
Research and development	9,720	6,710
General and administrative	3,534	3,562

Total operating expenses	13,254	10,272

Loss from operations	(7,330)	(7,502)
Other income (expense):
Interest expense	(112)	(256)
Interest income	267	126
Change in fair value of common stock warrants liability	1,253	—
Other income	56	42

Net loss	$(5,866)	$(7,590)

Basic and diluted net loss per common share	$(0.14)	$(0.24)

Weighted average shares used to compute basic and diluted net loss per share	40,781	31,499

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(5,866)	$(7,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	906	774
Non-cash interest on long-term debt obligations	107	229
Non-cash change in fair value of common stock warrants liability	(1,253)	—
Stock-based compensation expense	857	1,227
Net loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	3,053	(80)
Prepaid expenses and other current assets	975	(503)
Accounts payable, accrued expenses and other liabilities	217	(2,796)
Deferred revenue	1,368	889

Net cash provided by (used in) operating activities	364	(7,849)
Cash flows from investing activities:
Proceeds from repayment of loans to employees	—	67
Purchases of property and equipment	(145)	(36)
Restricted cash used as collateral	—	(33)

Net cash used in investing activities	(145)	(2)
Cash flows from financing activities:
Proceeds from exercise of stock options	28	—
Proceeds from stock subscription receivable	—	27
Principal payments on long-term debt obligations	—	(674)
Principal payments on capital lease obligations	(50)	(26)

Net cash used in financing activities	(22)	(673)
Effect of exchange rate changes on cash and cash equivalents	390	10

Net increase (decrease) in cash and cash equivalents	587	(8,514)
Cash and cash equivalents at beginning of period	27,066	24,301

Cash and cash equivalents at end of period	$27,653	$15,787

Supplemental disclosure of noncash investing and financing activities:
Issuance of shares in connection with employee severance payment	$—	$250
Issuance of shares in connection with compensation for board of director services	$—	$5
Acquisitions of equipment purchased through capital leases	$205	$152
The accompanying notes are an integral part of these financial statements.

Note 1. Business Overview
          We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.
Note 2. Basis of Presentation
     The condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited consolidated financial statements as of December 31, 2007 and 2006 and each of the two years in the period ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008.
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
     The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of March 31, 2008, we had an accumulated deficit of $170.8 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2009, without considering any potential milestone payments that we may receive under current or future collaborations, any future capital raising transactions or drawdowns from the committed equity financing facility (CEFF) with Kingsbridge Capital Limited. To date we have not drawn any funds from the CEFF.
Note 3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
     Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity of three months or less.
Restricted Cash
     As of each of March 31, 2008 and December 31, 2007, we had a consolidated total of $3.2 million, of certificates of deposit that are disclosed as restricted cash in our non-current assets.
     As of March 31, 2008 and December 31, 2007, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.8 million.

     As a result of the merger between CancerVax Corporation and our subsidiary Micromet AG in May 2006, we assumed three irrevocable standby letters of credit in connection with building leases. The letters of credit totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of each of March 31, 2008 and December 31, 2007, a total of $2.4 million of restricted cash was outstanding related to these leases and has been disclosed as a non-current asset on our accompanying condensed consolidated balance sheets.
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
Foreign Currency Translation
     Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the condensed consolidated statements of operations in other income (expense) and amounted to $9,700 and $57,000 in the three months ended March 31, 2008 and 2007, respectively.
     The accompanying condensed consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.
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
     We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through March 31, 2008, we have not received or recognized any royalty payments.
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
Accumulated Other Comprehensive Income
     Other comprehensive loss consists of the following (in thousands):

	2008	2007
Balance January 1,	$5,895	$5,869
Foreign currency translation	(178)	22

Balance March 31,	$5,717	$5,891

Stock-Based Compensation
     We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as stock-based compensation expense over the service period, net of estimated forfeitures, using the straight-line attribution method. Compensation expense related to stock-based awards is allocated to research and development expense or general and administrative expense based upon the department to which the associated employee reports. Stock-based awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon a measurement date commensurate with the determination of when service has been completed.
     Stock-based compensation related to our stock-based awards is classified in the condensed consolidated financial statements as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Research and development expenses	349	579
General and administrative expenses	508	648

Total stock-based compensation	857	1,227

     As of March 31, 2008, total unrecognized compensation cost related to stock options was approximately $4.6 million and the weighted average period over which it is expected to be recognized is 2.3 years.
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

     In 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
     There is no current or deferred provision for income taxes for the three months ended March 31, 2008 and 2007. At January 1, 2008 we had net deferred tax assets of $92.7 million. The deferred tax assets are primarily composed of foreign, federal and state tax net operating loss carryfowards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset.
Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options in the amount of 5,720,000 and 4,643,000 and common stock warrants in the amount of 5,527,000 and 919,000, in each case for the three months ended March 31, 2008 and 2007, respectively.
Recent Accounting Standards and Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 4 of our consolidated financial statements. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. We are currently assessing the impact, if any, of this deferral on our consolidated financial statements.
     Effective January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. This Standard permited us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, we did not elect to measure any new assets or liabilities at their respective fair values.
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
          In March, 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are evaluating the impact, if any, that SFAS 141(R) will have on our financial statements.
     In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, (EITF 07-1). EITF 07-1 requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative or a reasonable, rational, and consistently applied accounting policy election. Significant disclosures of the collaborative agreements are also required. EITF 07-1 is effective for annual periods beginning after December 15, 2008 and to be applied retrospectively for collaborative arrangements existing at December 15, 2008 as a change of accounting principle. We do not expect the ratification of EITF 07-1 to have a material effect on our financial statements.
          In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 will have an impact on our financial statements.
Note 4. Fair Value Measurements
     As described in Note 3 above, we adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$27,653	27,653	—	—
Restricted cash	3,247	3,247	—	—

Total assets	$30,900	30,900	—	—

Liabilities:
Common stock warrant liability	$3,965	—	—	$3,965

     The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

Fair Value
Balance at December 31, 2007	$5,219
Total unrealized gains included in earnings	(1,254)

Balance March 31, 2008	$3,965

     The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Note 5. Deferred Revenue
     As of March 31, 2008 and December 31, 2007, deferred revenues were derived mainly from research and development agreements with Nycomed, TRACON and Merck Serono.

	March 31,	December 31,
	2008	2007
Nycomed	$8,605	$7,205
TRACON	1,396	1,421
Merck Serono	3,128	2,722
Other	779	378

Subtotal	13,908	11,726

Current portion	(5,202)	(3,360)
Long term portion	$8,706	$8,366

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
Note 6. Other Non-Current Liabilities
     Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Facility lease exit liability, assumed in merger with CancerVax, net of current portion	$1,345	$1,381
GEK subsidy, net of current portion	196	198
Asset retirement obligation	466	415
Capital lease obligations, net of current portion (see Note 8)	219	47
Other	17	14

	$2,243	$2,055

Facility Lease Exit Liability and Restructuring Provision
     Under the restructuring plan approved by CancerVax’s board of directors in October 2005, a former manufacturing facility was closed. In January and April 2006, additional restructuring measures were approved by CancerVax’s Board of Directors, including the plan to vacate the corporate headquarters. A facility lease exit liability was recorded by CancerVax at the time of the cease-use date. We assumed the facility lease exit liability at the date of the merger with CancerVax.
     In April 2007, we entered into an amendment to an existing sublease agreement to sublease the remaining square footage of CancerVax’s former corporate headquarters. This space is now fully subleased.
     The following table summarizes the activity for this obligation for the three months ended March 31, 2008 (in thousands):

Accrued			Accrued
Balance as of	Amounts		Balance as of
December 31,	Paid	Accretion	March 31,
2007	in Period	Expense	2008
$1,537	(91)	69	$1,515
     Of the $1,515,000 lease exit liability as of March 31, 2008, $170,000 is current and $1,345,000 is non-current.
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
Asset Retirement Obligation
     In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. In 2004, we re-evaluated the fair value of the obligation to remove leasehold improvements. Based on changes in market conditions and the estimated future use of the lease space, the fair value of the asset retirement obligation was estimated to be approximately $199,000 as of December 31, 2004. The amount will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease. The fair value of the obligation to remove these improvements was estimated to be $50,000 as of September 1, 2007, and will increase through accretion over the term of the lease agreement. The following table summarizes the activity for the three months ended March 31, 2008 (in thousands):

Balance January 1, 2008	$415
Accretion expense	20
Currency translation adjustment	31

Balance March 31, 2008	$466

Note 7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
TBG borrowings due June 30, 2008; interest payable semi-annually at 7%	$2,656	$2,401
MedImmune borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	2,417	2,254

Total long-term debt obligations	5,073	4,655
Less: current portion	(2,656)	(2,401)

Long-term debt obligations, net of current portion	$2,417	$2,254

     Scheduled repayment of principal for the debt agreements is as follows as of March 31, 2008 (in thousands):

2008	$2,656
2009	—
2010	2,417

Total	$5,073

Silent Partnership Agreements
     Silent partnerships are a common form of investment in German business practice. These types of lenders were created to support the development of technology-oriented companies in the start-up phase. We entered into a silent partnership agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”) and based on the amount loaned, they became a “stiller Gesellschafter” (silent partner) in Micromet AG. Silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

     The TBG silent partner borrowings bear interest at a rate of 7%, payable semi-annually. In addition to the stated contractual interest rate, the silent partnership agreement provides TBG (i) with profit sharing equal to 9% of our profit before income taxes in any year obtained determined in accordance with German GAAP, (ii) additional amounts of interest in years 6 through 10 of the agreement if the borrowings remain outstanding, with such additional amounts due at the end of the agreement, and (iii) an amount representing approximately 35% of the original loan balance due at the end of the silent partnership agreement. We are accreting the amounts included in items (ii) and (iii) over the life of the silent partnership agreements using the effective interest method. These amounts are included in interest expense in the statements of operations. In accordance with the agreement, we notified TBG of our election to terminate the obligation six months early effective June 30, 2008.
     Interest expenses related to this silent partnership agreement amounted to $76,000 and $187,000 for the three months ended March 31, 2008 and 2007, respectively.
Note 8. Commitments and Contingencies
          Leases
          Future minimum lease payments under non-cancelable operating and capital leases as of March 31, 2008 are as follows (in thousands):

	Capital	Operating	Sublease	Net Operating
	Leases	Leases	Income	Leases
2008 (April 1, 2008 - December 31, 2008)	$181	$3,989	$(1,879)	$2,110
2009	92	5,285	(2,498)	2,787
2010	61	5,349	(2,052)	3,297
2011	61	5,423	(1,413)	4,010
2012	60	2,698	(717)	1,981
Thereafter	109	—	—	—

Total minimum lease payments	564	22,744	$(8,559)	$14,185

Less: amount representing imputed interest	165

Present value of minimum lease payments	399
Less: current portion	179

Capital lease obligation, less current portion	$220

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
          Our fixed commitments under license and research and development agreements as of March 31, 2008 are as follows (in thousands):

2008 (April 1, 2008- December 31, 2008)	$23
2009	57
2010	30
2011	30
2012	30
Thereafter	180

Total minimum payments	$350

Note 9. Segment Reporting
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
          The interim financial statements and this Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
          Ongoing Business Activities
     We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. MT103, the most advanced antibody in our product pipeline developed using our BiTE antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with ALL and in a phase 1 clinical trial for the treatment of patients with NHL. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells, considered the most powerful “killer cells” of the human immune system, to eliminate cancer cells. We are developing MT103 in collaboration with MedImmune. Our second clinical stage antibody is adecatumumab, a human monoclonal antibody which targets EpCAM-expressing solid tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. MT110, a BiTE antibody targeting EpCAM-expressing tumors, began a Phase 1 clinical trial in patients with lung and gastrointestinal cancers in 2008. MT293, our fourth clinical stage antibody, is licensed to TRACON, and is being developed in a phase 1 clinical trial for the treatment of patients with cancer. In addition, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. Further, we have used and will continue to use our proprietary BiTE antibody technology platform to generate additional antibodies for our product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.
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
     Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements , and more recently, through private placements of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all.

          Research and Development and In-Process Research and Development
     Through March 31, 2008, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and MT103, as well as development costs incurred for MT110 and MT203, research activities under our collaboration with MedImmune and Nycomed, and research conducted with respect to the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.
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

Results of Operations
Comparison of Three Months Ended March 31, 2008 and 2007
          Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Collaborative R&D revenue:
Merck Serono	$0.7	$1.0
MedImmune	1.8	1.5
Nycomed	3.1	—
TRACON	0.1	—

Total collaborative R&D revenue	5.7	2.5
License and other revenue	0.2	0.3

Total revenues	$5.9	$2.8

          Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of MT103 and their full cost responsibility for the development of MT111, a BiTE antibody binding to CEA with potential applications in the treatment of solid tumors, and another BiTE antibody binding to EphA2. Collaborative research and development revenues from Nycomed reflect their full cost responsibility for the MT203 program. Collaborative research and development revenues from TRACON reflect the amortization of upfront licensing fees and miscellaneous pass-through expenses.
          The decrease in Merck Serono collaborative R&D revenue was the result of amendments to our collaboration agreement that had the effect of lengthening the time over which revenue is recognized for the phase 1 study of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2011. The increase in MedImmune revenue was due to an increase in revenue of $0.1 million under the MT103 program and aggregate increases of $0.2 million in the MedImmune BiTE programs. Both the Nycomed and TRACON collaborations commenced during the second quarter of 2007 and therefore had no revenues recorded in the first quarter of 2007. The Nycomed revenue represents the reimbursement of our clinical development activities including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period. The TRACON revenue represents the portion of the up-front payment received from TRACON that is being recognized over a 15-year period and miscellaneous pass-through expenses.
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
          Research and development expenses were $9.7 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase results from an increase of $1.5 million for manufacturing and preclinical services on our MT203 program, increases of $0.7 million due to higher personnel costs including increases in the number of full-time equivalents, increases of $0.7 million in preclinical services related to BiTE feasibility studies and for a mini-pump delivery program, and $0.5 million for supplies. These increases were slightly offset by a decrease of $0.2 million in stock compensation expense due to fewer options awarded during 2008.
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
          General and administrative expenses were $3.5 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. Spending remained at the same level with a decrease in stock compensation expense of $0.2 million due to accelerated vesting in 2007, offset by a increase of $0.2 million due to the reversal of VAT accruals during 2007.
          Interest Expense. Interest expense for the three months ended March 31, 2008 and 2007 was $0.1 million and $0.3 million, respectively. The decrease was primarily due to the repayment of certain silent partnership debt during 2007.

          Interest Income. Interest Income for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.1 million, respectively. The increase was primarily due to the higher average cash balances in 2008 primarily resulting from the June 2007 PIPE financing.
          Change in Fair Value of Common Stock Warrants Liability. The warrants issued in connection with the private placement in June 2007 are classified as a liability. The income of $1.2 million recorded in the first quarter of 2008 represents the non-cash change in fair value of the warrants as of March 31, 2008 as compared to the value on December 31, 2007.
Liquidity and Capital Resources
          We had cash and cash equivalents of $27.7 million and $27.1 million as of March 31, 2008 and December 31, 2007, respectively. The increase results from the collection of $3.0 million of receivables and from the receipt of $1.3 million of advance payments under our collaboration agreements, offset by our net loss during the period and other changes in working capital.
          Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2008, compared to $7.8 million used in operating activities for the three months ended March 31, 2007. The increase results from a lower quarterly net loss after deduction of non-cash items, collections of accounts receivable that were higher than the previous period due to the new collaborations, from the advanced receipt of collaboration fees, and from the payment of accrued expenses in the first quarter of 2007 related to withholding taxes and process development expenses that were unusually high at December 31, 2006.
          Net cash used in investing activities was $145,000 for the three months ended March 31, 2008, compared to $2,000 for the three months ended March 31, 2007. The decrease results primarily from increases in expenditures for property and equipment.
          Net cash used in financing activities was $22,000 for the three months March 31, 2008, compared to $673,000 used in financing activities for the three months ended March 31, 2007. The increase in cash is primarily a result of silent partnership debt repayments during 2007.
          To date, we have funded our operations through proceeds from private placements of preferred stock, debt financing, government grants for research, license fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, through private placements of common stock and associated warrants.
          We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may continue to seek funding through public or private equity or debt financings in the future or to raise additional funds through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2009 at current spending levels, without considering any potential future milestone payments that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from our CEFF with Kingsbridge Capital Limited. To date we have not drawn down any funds from the CEFF.
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
          We are parties to three irrevocable standby letters of credit in connection with building leases entered into by CancerVax and our current building leases in Munich, Germany and Bethesda, Maryland. As of March 31, 2008, we had $3.2 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.
Contractual Obligations
          We have contractual obligations related to our facility leases, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of March 31, 2008 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$22,744	$3,989	$10,634	$8,121	$—
Long-term debt — MedImmune	2,417	—	—	2,417	—
Silent partnership obligations	2,656	2,656	—	—	—
Contractual payments under licensing and research and development agreements	317	23	114	60	120
Capital leases	562	180	153	120	109
Other

	$28,696	$6,848	$10,901	$10,718	$229

(1)	Includes amounts payable from April 1, 2008 through December 31, 2008.

(2)	The amounts shown in operating leases excludes sub-lease income (see Note 6 to our condensed consolidated financial statements included in this report).
          We have licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Cautionary Note Regarding Forward-Looking Statements
          Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” or “would” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”
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
     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of March 31, 2008, we had U.S. dollar-denominated cash and cash equivalents of $21.7 million and Euro-denominated liabilities of approximately €15.4 million. The Euro amount as of March 31, 2008 is equivalent to approximately $24.4 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of March 31, 2008, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of March 31, 2008, we performed additional substantive procedures, similar to those previously disclosed in Form 10-K for the year ended December 31, 2007, so that our consolidated condensed financial statements as of and for the three month period ended March 31, 2008, are fairly stated in all material respects in accordance with GAAP.
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We have incurred losses from the inception of Micromet through March 31, 2008, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators: Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.
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
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
               None.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

10.1(#)	2008 Management Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2008

#	Indicates management contract or compensatory plan

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008	Micromet, Inc.
	By:	/s/ DONALD A. ZELM
Donald A. Zelm
Executive Director of Finance Acting Chief Financial Officer (Principal Financial Officer)

Exhibit List

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

10.1(#)	2008 Management Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2008

#	Indicates management contract or compensatory plan

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing