Form 10-Q
period 2008-06-30
MICROMET, INC.
filed 2008-08-08
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of August 1, 2008 was 40,871,827.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,427	$27,066
Accounts receivable	2,483	4,689
Prepaid expenses and other current assets	2,095	2,579

Total current assets	27,005	34,334
Property and equipment, net	4,298	4,390
Goodwill	6,462	6,462
Patents, net	7,061	7,680
Other long-term assets	216	196
Restricted cash	3,247	3,190

Total assets	$48,289	$56,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,991	$2,334
Accrued expenses	5,195	4,765
Common stock warrants liability	6,928	5,219
Other liabilities	484	520
Current portion of long-term debt obligations	2,586	2,401
Current portion of deferred revenue	4,898	3,360

Total current liabilities	23,082	18,599
Deferred revenue, net of current portion	8,580	8,366
Other non-current liabilities	2,203	2,055
Long-term debt obligations, net of current portion	2,417	2,254
Commitments	—	—
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 40,829 and 40,778 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	185,802	184,014
Accumulated other comprehensive income	5,629	5,895
Accumulated deficit	(179,426)	(164,933)

Total stockholders’ equity	12,007	24,978

Total liabilities and stockholders’ equity	$48,289	$56,252

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Collaboration agreements	$7,900	$2,548	$13,649	$5,093
License fees and other	552	518	727	743

Total revenues	8,452	3,066	14,376	5,836
Operating expenses:
Research and development	10,992	6,714	20,712	13,424
General and administrative	3,383	4,370	6,917	7,932

Total operating expenses	14,375	11,084	27,629	21,356

Loss from operations	(5,923)	(8,018)	(13,253)	(15,520)
Other income (expense):
Interest expense	(32)	(178)	(144)	(434)
Interest income	199	99	466	225
Change in fair value of warrants	(2,962)	522	(1,709)	522
Other income	91	1,106	147	1,148

Net loss	$(8,627)	$(6,469)	$(14,493)	$(14,059)

Basic and diluted net loss per common share	$(0.21)	$(0.20)	$(0.36)	$(0.44)

Weighted average shares used to compute basic and diluted net loss per share	40,824	32,315	40,802	31,909

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,493)	$(14,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,959	1,606
Non-cash interest on long-term debt obligations	58	220
Net gain on debt restructuring	—	(270)
Non-cash change in fair value of common stock warrants liability	1,709	(522)
Stock-based compensation expense	1,703	1,916
Net loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	2,312	(1,495)
Prepaid expenses and other current assets	533	(374)
Accounts payable, accrued expenses and other liabilities	607	(4,173)
Deferred revenue	943	9,248

Net cash used in operating activities	(4,669)	(7,902)
Cash flows from investing activities:
Proceeds from repayment of loans to employees	—	67
Purchases of property and equipment	(267)	(193)
Restricted cash used as collateral	—	(33)

Net cash used in investing activities	(267)	(159)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of costs paid	—	23,538
Proceeds from exercise of stock options	84	—
Proceeds from stock subscription receivable	—	27
Principal payments on long-term debt obligations	—	(674)
Principal payments on short-term debt obligations	—	(1,157)
Principal payments on capital lease obligations	(98)	(67)

Net cash (used in) provided by financing activities	(14)	21,667
Effect of exchange rate changes on cash and cash equivalents	311	67

Net (decrease) increase in cash and cash equivalents	(4,639)	13,673
Cash and cash equivalents at beginning of period	27,066	24,301

Cash and cash equivalents at end of period	$22,427	$37,974

Supplemental disclosure of noncash investing and financing activities:
Fair value of warrant granted as deferred equity financing cost	$—	$6,968
Issuance of shares in connection with employee severance payment	$—	$250
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
Note 2. Basis of Presentation
     The condensed consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited consolidated financial statements as of December 31, 2007 and 2006 and each of the two years in the period ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008.
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
     The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of June 30, 2008, we had an accumulated deficit of $179.4 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our product candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second quarter of 2009, without considering any potential milestone payments that we may receive under current or future collaborations, or any future capital raising transactions or drawdowns from the committed equity financing facility (CEFF) with Kingsbridge Capital Limited. To date we have not drawn any funds from the CEFF.
Note 3. Summary of Significant Accounting Policies
Restricted Cash
     As of each of June 30, 2008 and December 31, 2007, we had a consolidated total of $3.2 million in certificates of deposit that are classified as restricted cash in our non-current assets.
     As of June 30, 2008 and December 31, 2007, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.8 million.
     As a result of the merger between CancerVax Corporation and our subsidiary Micromet AG in May 2006, we assumed three irrevocable standby letters of credit in connection with building leases. The letters of credit totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of each of June 30, 2008 and December 31, 2007, a total of $2.4 million of restricted cash was outstanding related to these leases and has been disclosed as a non-current asset on our accompanying condensed consolidated balance sheets.

Common Stock Warrants Liability
     In June 2007, we completed a private placement of 9,216,709 shares of common stock and common stock warrants to purchase an additional 4,608,356 shares of common stock. Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in value included in the condensed consolidated statements of operations.
Foreign Currency Translation
     Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $93,000 and $89,000 for the three months ended June 30, 2008 and 2007, respectively and $103,000 and $146,000 for the six months ended June 30, 2008 and 2007, respectively.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(8,627)	$(6,469)	$(14,493)	$(14,059)
Foreign currency translation adjustments	(88)	47	(266)	(69)

Comprehensive loss	$(8,715)	$(6,422)	$(14,759)	$(13,990)

Stock-Based Compensation
     We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as stock-based compensation expense over the service period, net of estimated forfeitures, using the straight-line attribution method. For awards that contain a performance condition, expense is recognized using the accelerated attribution methodology. Compensation expense related to stock-based awards is allocated to research and development expense or general and administrative expense based upon the department to which the associated employee reports. Stock-based awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon a measurement date commensurate with the determination of when service has been completed.
      During the six months period ended June 30, 2008, we granted options to purchase 2,230,000 shares of our common stock. Certain of these stock options for employees at or above the vice president level vest upon the attainment of specific performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2008 was 1.34.
     Stock-based compensation related to our stock-based awards is classified in the condensed consolidated financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development expense	$343	$300	$692	$879
General and administrative expense	503	390	1,011	1,037

Total stock-based compensation	$846	$690	$1,703	$1,916

     As of June 30, 2008, total unrecognized compensation cost related to stock options was approximately $6.1 million and the weighted average period over which it is expected to be recognized is 2.3 years.
Net Loss Per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options of 7,918,000 and 5,982,000 shares and common stock warrants of 5,527,000 and 919,000 shares, in each case for the three and six months ended June 30, 2008 and 2007, respectively.
Recent Accounting Standards and Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 4 of our condensed consolidated financial statements. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. We are currently assessing the impact, if any, of this deferral on our condensed consolidated financial statements.
     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting SFAS 159, we did not elect to measure any new assets or liabilities at their respective fair values.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of SFAS 160 will have a material impact on our condensed consolidated results of operations or financial condition.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our condensed consolidated financial condition, results of operations and cash flows.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on our condensed consolidated financial statements.
Note 4. Fair Value Measurements
     We adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$22,427	$22,427	$—	$—
Restricted cash	3,247	3,247	—	—

Total assets	$25,674	$25,674	$—	$—

Liabilities:
Common stock warrant liability	$6,928	$—	$—	$6,928

The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:

Fair Value
Balance at December 31, 2007	$5,219
Total unrealized change in fair value of warrants included in earnings during the three months ended March 31, 2008	(1,254)

Balance March 31, 2008	3,965
Total unrealized change in fair value of warrants included in earnings during the three months ended June 30, 2008	2,963

Balance June 30, 2008	$6,928

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
Note 5. Deferred Revenue
     As of June 30, 2008 and December 31, 2007, deferred revenues were derived mainly from research and development agreements with Nycomed, TRACON and Merck Serono as follows (in thousands):

	June 30,	December 31,
	2008	2007
Nycomed	$9,153	$7,205
TRACON	1,371	1,421
Merck Serono	2,318	2,722
Other	636	378

Subtotal	13,478	11,726
Current portion	(4,898)	(3,360)

Long term portion	$8,580	$8,366

     The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years respectively.
     The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.
Note 6. Other Non-Current Liabilities
     Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Facility lease exit liability, net of current portion	$1,309	$1,381
GEK subsidy, net of current portion	180	198
Asset retirement obligation	487	415
Capital lease obligations, net of current portion (see Note 8)	210	47
Other	17	14

	$2,203	$2,055

Facility Lease Exit Liability and Restructuring Provision
     In May 2006, we assumed exit liabilities relating to a facility lease for our former corporate headquarters in Carlsbad, California and a former manufacturing facility that was no longer in use. During May 2006, we entered into a lease assignment agreement related to the manufacturing facility lease. As of April 2007, we have fully subleased the former corporate headquarters. We review the adequacy of our estimated exit accruals on an ongoing basis.
     We also previously recorded a lease exit liability relating to a portion of our Munich facility that was no longer in use. In June 2007, we signed a sublease agreement with Roche to lease a portion of this facility, and accordingly, we adjusted our lease exit liability to reflect the terms of this sublease for the remaining lease period. The adjustment of $394,000 was recorded as a reduction to research and development expense during the second quarter of 2007. We no longer have a lease exit liability on this facility, as future sublease income is expected to cover our lease expense.
     The following table summarizes the facility lease activity for these obligations for the six months ended June 30, 2008 (in thousands):

Accrued			Accrued
Balance as of	Amounts		Balance as of
December 31,	Paid	Accretion	June 30,
2007	in Period	Expense	2008
$1,537	$(180)	$136	$1,493
     Of the $1,493,000 lease exit liability as of June 30, 2008, $184,000 is current and $1,309,000 is non-current.
Asset Retirement Obligation
     In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease and which increased the liability. The following table summarizes the activity for the six months ended June 30, 2008 (in thousands):

Balance January 1, 2008	$415
Accretion expense	40
Currency translation adjustment	32

Balance June 30, 2008	$487

Note 7. Long-Term Debt
     Long-term debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
TBG borrowings, repaid on July 1, 2008	$2,586	$2,401
MedImmune borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	2,417	2,254

Total long-term debt obligations	5,003	4,655
Less: current portion	(2,586)	(2,401)

Long-term debt obligations, net of current portion	$2,417	$2,254

     Scheduled repayment of principal for the debt agreements is as follows as of June 30, 2008 (in thousands):

2008	$2,586
2009	—
2010	2,417

Total	$5,003

TBG Silent Partnership Agreements
     Silent partnerships are a common form of investment in German business practice. These types of lenders were created to support the development of technology-oriented companies in the start-up phase. We entered into a silent partnership agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”) and based on the amount loaned, they became a “stiller Gesellschafter” (silent partner) in our subsidiary Micromet AG. Silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.
     The TBG silent partner borrowings bore interest at a rate of 7%, payable semi-annually. In addition to the stated contractual interest rate, the silent partnership agreement provided TBG (i) with profit sharing equal to 9% of our profit before income taxes in any year obtained determined in accordance with German generally accepted accounting principles, (ii) additional amounts of interest in years 6 through 10 of the agreement if the borrowings remain outstanding, with such additional amounts due at the end of the agreement, and (iii) an amount representing approximately 35% of the original loan balance due at the end of the silent partnership agreement. We accreted the amounts included in items (ii) and (iii) over the life of the silent partnership agreements using the effective interest method. In accordance with the agreement, we notified TBG of our election to terminate the obligation six months early, and the remaining amounts due to TBG were repaid in full on July 1, 2008.
     Interest expense related to this silent partnership agreement with TBG amounted to $63,000 and $270,000 for the six months ended June 30, 2008 and 2007, respectively.
Note 8. Commitments and Contingencies
Leases
     Future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2008 are as follows (in thousands):

			Expected
	Capital	Operating	Sublease	Net Operating
	Leases	Leases	Income	Leases
2008 (July 1, 2008 – December 31, 2008)	$118	$2,653	$(1,285)	$1,368
2009	92	5,302	(2,590)	2,712
2010	61	5,366	(2,107)	3,259
2011	61	5,427	(1,413)	4,014
2012	60	2,698	(717)	1,981
Thereafter	109	—	—	—

Total minimum lease payments	501	21,446	$(8,112)	$13,334

Less: amount representing imputed interest	(152)

Present value of minimum lease payments	349
Less: current portion	(139)

Capital lease obligation, less current portion	$210

     The sublease income is from sublease agreements related to our former headquarters and our Munich facility (see Note 6).

      License Agreements
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
     Our fixed commitments under license agreements as of June 30, 2008 are as follows (in thousands):

2008 (July 1, 2008 - December 31, 2008)	$40
2009	140
2010	113
2011	113
2012	115
Thereafter	209

Total minimum payments	$730

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
            Ongoing Business Activities
     We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. Blinatumomab (MT103), the most advanced antibody in our product pipeline developed using our BiTE® antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia (ALL) and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma (NHL). BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells, considered the most powerful “killer cells” of the human immune system, to eliminate cancer cells. We are developing blinatumomab in collaboration with MedImmune. Our second clinical stage antibody is adecatumumab, a human monoclonal antibody which targets epithelial cell adhesion molecule (EpCAM) expressing solid tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. MT110, a BiTE antibody targeting EpCAM-expressing tumors, is in a phase 1 clinical trial in patients with lung or gastrointestinal cancers in 2008. MT293, our fourth clinical stage antibody, is licensed to TRACON, and is being developed in a phase 1 clinical trial for the treatment of patients with cancer. In addition, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. Further, we have used and will continue to use our proprietary BiTE antibody technology platform to generate additional antibodies for our product pipeline. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.
     Each of our programs will require many years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the United States Food and Drug Administration (FDA) or European Medicines Agency (EMEA), or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we can neither predict which, if any, potential product candidates can be successfully developed and for which marketing approval may be obtained, nor predict the time and cost to complete development.
     As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of certain product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial program for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements could significantly increase our capital requirements and affect our liquidity.
     Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements, and more recently, through private placements of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future, including as a result of issuing warrants in connection with the financing. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all.
            Research and Development
     Through June 30, 2008, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and blinatumomab, as well as development costs incurred for MT110 and MT203, research activities under our collaboration with MedImmune and Nycomed, and research conducted with respect to the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.
     We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our compounds into more advanced stages of clinical development and increase our preclinical efforts for our human antibodies and BiTE antibodies in cancer, anti-inflammatory and autoimmune diseases.
     Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be partly or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the successful commercialization of any products developed in our collaborations.
     Under our collaboration agreement with Merck Serono for the development of adecatumumab, we received $22.0 million in up-front and milestone payments from Merck Serono to date not including reimbursements for costs and expenses incurred in connection with the development of the product candidate. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement, we and Merck Serono agreed that Micromet would continue to conduct an ongoing phase 1 clinical trial testing the safety of adecatumumab in combination with docetaxel in patients with metastatic breast cancer. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has all decision making authority and operational responsibility for the ongoing phase 1 clinical trial, as well as an additional clinical trial to be conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed-upon budget.
     Our collaboration agreement with MedImmune for blinatumomab provides for potential future milestone payments and royalty payments based on net sales of blinatumomab. A second agreement with MedImmune for the development of new BiTE antibodies provides for potential future milestone payments and royalty payments based on future sales of the BiTE antibodies currently under development pursuant to that agreement. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval for one or more indications in one or more national markets.

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
Results of Operations
Comparison of Three Months Ended June 30, 2008 and 2007
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	June 30,	June 30,
	2008	2007
Collaborative R&D revenue:
Nycomed	$4.8	$0.3
MedImmune	2.0	1.2
Merck Serono	0.9	1.1
TRACON	0.1	—
Other	0.1	—

Total collaborative R&D revenue	7.9	2.6
License and other revenue	0.6	0.5

Total revenues	$8.5	$3.1

     Collaborative research and development revenues from Nycomed reflect their full cost responsibility for the MT203 program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of blinatumomab and their full cost responsibility for the development of MT111, a BiTE antibody binding to CEA with potential applications in the treatment of solid tumors, and another BiTE antibody binding to EphA2. Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from TRACON reflect the amortization of upfront licensing fees and miscellaneous pass-through expenses.
     The Nycomed collaboration agreement commenced during the second quarter of 2007 and therefore generated revenues for only a portion of the second quarter of 2007, compared to a full period for 2008. The Nycomed revenue represents the reimbursement of our clinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period. The increase in MedImmune collaborative R&D revenue was due to an increase in revenue of $0.3 million under the blinatumomab program and aggregate increases of $0.5 million in the MedImmune BiTE antibody programs. The Merck Serono collaborative R&D revenue is for the phase 1 clinical trial of MT201 in combination with docetaxel for the treatment of metastatic breast cancer and the revenue recognition will continue through 2011. The TRACON collaboration agreement was also signed during the second quarter of 2007, and no revenue was recorded during that quarter. The TRACON revenue represents the portion of the up-front payment received from TRACON that is being recognized over a 15-year period, in addition to miscellaneous pass-through expenses.
     Research and Development Expenses. Research and development expense consists of costs incurred to discover and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses were mainly incurred for production of good manufacturing practice, or GMP, grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. We expense research and development costs as incurred.
     Research and development expenses were $11.0 million and $6.7 million for the three months ended June 30, 2008 and 2007, respectively. This increase of $4.3 million results primarily from a $2.1 million increase in manufacturing for our MT203 program, an increase of $0.5 for licensing fees and an increase of $0.4 million due to higher personnel costs, including increases in the number of full-time equivalents.
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
     General and administrative expenses were $3.4 million and $4.4 million for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily the result of a reduction of expense in the aggregate amount of $0.8 million during the second quarter of 2007 for the facility lease exit liability incurred in connection with our former corporate headquarters.
     Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007 was $32,000 and $178,000, respectively. The decrease was not material.
     Interest Income. Interest income for the three months ended June 30, 2008 and 2007 was $199,000 and $99,000, respectively. The increase was primarily due to the higher average cash balances in 2008 resulting from the June 2007 PIPE financing.
     Change in Fair Value of Common Stock Warrants Liability. The common stock warrants issued in connection with the private placement in June 2007 are classified as a liability. The expense of $3.0 million recorded in the second quarter of 2008 represents the change in fair value of the warrants as of June 30, 2008 non-cash as compared to the value on March 31, 2008. The increase in our common stock price during the second quarter of 2008 resulted in the increase in the liability.
Comparison of Six Months Ended June 30, 2008 and 2007
     Revenues. The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Six Months Ended
	June 30,	June 30,
	2008	2007
Collaborative R&D revenue:
Nycomed	$8.0	$0.3
MedImmune	3.8	2.7
Merck Serono	1.6	2.1
TRACON	0.2	—
Other	0.1	—

Total collaborative R&D revenue	13.7	5.1
License and other revenue	0.7	0.7

Total revenues	$14.4	$5.8

     As described above, the Nycomed agreement was signed in the second quarter of 2007, so that revenue was recorded only for a partial period, accounting for the $7.7 million increase in revenue relating to this agreement. The increase in MedImmune collaborative R&D revenue results from increases of $0.4 million under the blinatumomab program and an aggregate increase of $0.7 million in the MT111 and EphA2 BiTE antibody programs. The decrease in Merck Serono collaborative R&D revenue was the result of amendments to our collaboration agreement that had the effect of lengthening the time over which revenue is recognized for the phase 1 clinical trial of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2011. The TRACON collaboration also commenced during the second quarter of 2007, and no revenue was recorded during that quarter.

     Research and Development Expenses. Research and development expenses were $20.7 million and $13.4 million for the six months ended June 30, 2008 and 2007, respectively. The $7.3 million increase was primarily the result of a $3.8 million increase in manufacturing and preclinical services on our MT203 program, increases of $0.6 million for feasibility studies in our BiTE antibody administration programs, $1.0 million in higher personnel costs, including increases in the number of full-time equivalents, and increases of $0.6 million in clinical expenses for our MT103 and MT110 programs.
     General and Administrative Expenses. General and administrative expenses were $6.9 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively. As described above, the decrease is primarily the result of an adjustment in the aggregate amount of $0.8 million recorded during the second quarter of 2007 for the facility lease exit liability incurred in connection with our former corporate headquarters.
     Interest Expense. Interest expense for the six months ended June 30, 2008 and 2007 was $0.1 million and $0.4 million, respectively. The decrease was not material.
     Interest Income. Interest income for the six months ended June 30, 2008 and 2007 was $0.5 million and $0.2 million, respectively. The increase was primarily due to the higher average cash balances in 2008 resulting from the June 2007 PIPE financing.
     Change in Fair Value of Common Stock Warrants Liability. The expense of $1.7 million recorded in the six months ended June 30, 2008 represents the non-cash change in fair value of the warrants as of June 30, 2008 as compared to the value on December 31, 2007 and was the result of an increase in the price of our common stock during this period.
Liquidity and Capital Resources
     We had cash and cash equivalents of $22.4 million and $27.1 million as of June 30, 2008 and December 31, 2007, respectively. The decrease between these dates resulted primarily from our net loss of $14.5 million for the six months ended June 30, 2008, partially offset by $5.4 million in non-cash expenses and $4.4 million in changes in working capital, including a net decrease in accounts receivable of $2.3 million and an increase of $0.9 in deferred revenue. As discussed in Note 7 to our consolidated financial statements included with this report, we repaid in full the silent partnership debt of $2.6 million to TBG on July 1, 2008.
     Net cash used in operating activities was $4.7 million for the six months ended June 30, 2008, compared to $7.9 million used in operating activities for the six months ended June 30, 2007. The decrease results primarily from an increase of $2.5 million in non-cash charges, including a net $2.2 million increase due to the change in fair value of our common stock warrant liability. Changes in operating assets and liabilities included a net decrease of $2.3 million of accounts receivable and $0.9 million increase in deferred revenue during the six months ended June 30, 2008, as compared to the increase of $9.2 million in deferred revenue offset by payments on accounts payable and accrued liabilities of $4.2 million and a net increase in accounts receivable of $1.5 million during the six months ended June 30, 2007.
     Net cash used in investing activities was $267,000 for the six months ended June 30, 2008, compared to $159,000 for the six months ended June 30, 2007. The decrease results primarily from increases in expenditures for property and equipment.
     Net cash used in financing activities was $14,000 for the six months June 30, 2008, compared to $21.7 million provided by financing activities for the six months ended June 30, 2007. We closed a private placement financing in June 2007 that resulted in net proceeds of $23.5 million, which was partially offset by silent partnership debt repayments of $1.7 million during the six months ended June 30, 2007.
     To date, we have funded our operations through proceeds from private placements of preferred stock, debt financing, government grants for research, license fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, through private placements of common stock and associated warrants.
     We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may continue to seek funding through public or private equity or debt financings in the future or to raise additional funds through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result, including as a result of issuing warrants in connection with the financing. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second quarter of 2009 at current spending levels, without considering any potential future milestone payments that we may receive under current or future collaborations, any future capital raising transactions or any drawdowns from our CEFF with Kingsbridge Capital Limited. To date we have not drawn down any funds from the CEFF.
     Our future capital uses and requirements depend on numerous forward-looking factors and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” herein. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the number, scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any strategic collaborations that we may establish, and the success of these collaborations;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies.
     We are parties to three irrevocable standby letters of credit in connection with former facilities being subleased and our current building leases in Munich, Germany and Bethesda, Maryland. As of June 30, 2008, we had $3.2 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.
Contractual Obligations
     We have contractual obligations related to our facility leases, license agreements and financing agreements. The following table sets forth our significant contractual obligations as of June 30, 2008 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$21,446	$2,654	$10,667	$8,125	$—
Long-term debt — MedImmune	2,417	—	2,417	—	—
Silent partnership obligations (repaid July 1, 2008)	2,586	2,586	—	—	—
Contractual payments under licensing agreements (3)	730	40	253	228	209
Capital leases	501	118	154	121	108
Other

	$27,680	$5,398	$13,491	$8,474	$317

(1)	Includes amounts payable from July 1, 2008 through December 31, 2008.

(2)	The amounts shown in operating leases excludes expected sub-lease income (see Note 8 to our condensed consolidated financial statements included in this report).

(3)	We have license agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual license fees and royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

In addition, we have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials, and other outside contractors who will be responsible for additional services supporting our ongoing clinical development programs. These contractual obligations are not reflected in the table above because we may terminate them on short notice without incurring additional material charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination). Further, we have entered into agreements with contract manufacturing organizations under which they conduct periodic production runs to manufacture our product candidates. The timing of these production runs depends on the availability of manufacturing slots at the contract manufacturing organization and the progress of the associated development programs. Given the uncertainties associated with these manufacturing activities and the resulting payment obligations, these contractual obligations are also not reflected in the table above.
Cautionary Note Regarding Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” or “would” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”
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
Exchange Rates
     A majority of our cash and cash equivalents are currently denominated in U.S. dollars, as are a significant amount of the potential milestone payments and royalty payments under our collaboration agreements. However, a significant portion of our operating expenses, including our research and development expenses, are incurred in Europe pursuant to arrangements that are generally denominated in Euros.

     As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of June 30, 2008, we had U.S. dollar-denominated cash and cash equivalents of $14.4 million and Euro-denominated liabilities of approximately €15.9 million. The Euro amount as of June 30, 2008 is equivalent to approximately $25.2 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2008, based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective. During 2008, we have taken a number of steps to strengthen our internal control over financial reporting in order to address the weaknesses. The improvements include additional procedures relating to the expense accrual process for research and development and the overall review of our financial statements, including comparisons to budget and prior periods. In addition, during 2008 we have conducted regular finance staff meetings to discuss accounting issues and unusual transactions. We expect to complete the full implementation of our remediation measures during the third quarter of 2008.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of June 30, 2008, we performed additional substantive procedures, similar to those previously disclosed in Form 10-K for the year ended December 31, 2007, to ensure that our consolidated condensed financial statements as of and for the six month period ended June 30, 2008 are fairly stated in all material respects in accordance with GAAP.
     Our management, including the Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
      Except as described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We have incurred losses from the inception of Micromet through June 30, 2008, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators: Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.
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
     If we raise additional funds through the issuance of equity securities, our stockholders may experience substantial dilution, including as a result of the issuance of warrants in connection with the financing, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.

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
     Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events. For example, Kingsbridge may terminate the CEFF after August 30, 2008 if we have not drawn down at least $1.25 million in funds over a consecutive 12-month period. As of the date of this report, we have not drawn down any funds from the CEFF. We are only eligible to draw down funds under the CEFF at such times as our stock price is above $2.00 per share. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital from other sources on favorable terms, or at all.
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
     As a publicly traded company, we are required to comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the related rules and regulations of the SEC, including Section 404 of Sarbanes-Oxley. We are in the process of upgrading our existing, and implementing additional, procedures and controls. The process of updating the procedures and controls is requiring significant time and expense and is more time-consuming and expensive than we previously anticipated.

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
     Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 31%of our outstanding common stock. As a result, if they act together, they may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
We previously terminated three phase 1 trials involving short-term infusion regimens of blinatumomab due to adverse side effects and a lack of perceived tumor response, and there can be no assurance that our current continuous infusion phase 1 clinical trial of blinatumomab will produce a different outcome.
     In April 2004, we initiated a phase 1 dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of blinatumomab over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We previously terminated three other phase 1 clinical trials for blinatumomab, which involved a short-term infusion, as opposed to a continuous infusion dosing regimen of blinatumomab, due to adverse side effects and the lack of observed tumor responses. Serious adverse events included infections, dyspnoea, hypersensitivity and various symptoms of the CNS. CNS-related side effects led to termination of the treatment in a total of six patients in these short-term infusion trials. All of these side effects fully resolved within a period of a few hours to a few days, with the exception of one patient, who suffered from seizures and a myocardial ischemia, or loss of blood flow to the heart. This patient ultimately died 49 days after receiving the last dose, and the cause of death was determined to be pneumonia. We have redesigned the dosing regimen for our ongoing phase 1 clinical trial and, based upon the preliminary clinical data, we currently are seeing a considerably more favorable safety profile in response to the new continuous infusion dosing regimen and are continuing the dose escalation in accordance with the clinical trial protocol. We have also seen objective tumor responses at the 15 µg/m2 and above per day dose level with the continuous infusion regimens. While this preliminary data suggest that blinatumomab has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 27, 2008, we held an annual meeting of our stockholders. The proxy materials related to the meeting were distributed on or about May 3, 2008. As of the record date of April 28, 2008, 40,828,759 shares of our common stock were outstanding and entitled to vote at the meeting. Of these shares, 25,952,690 shares were present at the meeting in person or by proxy, representing approximately 64% of our outstanding shares of common stock.
     The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

		Votes			Broker
Matter	Votes For	Against	Votes Withheld	Abstentions	Non-Votes
(1) Election of Christian Itin as a Class II director with a term serving until the 2011 Annual Meeting	25,919,105	—	33,585	—	—
(2) Election of Peter Johann as a Class II director with a term serving until the 2011 Annual Meeting	25,894,420	—	58,270	—	—
(3) Election of Joseph Slattery as a Class II director with a term serving until the 2011 Annual Meeting	25,933,885	—	18,805	—	—
(4) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year	25,938,733	13,699	—	258	—
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	Micromet, Inc.
	By:	/s/ DONALD A. ZELM
Donald A. Zelm Executive Director of Finance Acting Chief Financial Officer (Principal Financial Officer)

Exhibit List

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing