Form 10-Q
period 2008-09-30
MICROMET, INC.
filed 2008-11-06
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of November 3, 2008 was 50,686,112.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,936	$27,066
Accounts receivable	1,939	4,689
Prepaid expenses and other current assets	1,670	2,579
Total current assets	19,545	34,334
Property and equipment, net	3,704	4,390
Goodwill	6,462	6,462
Patents, net	5,918	7,680
Other long-term assets	264	196
Restricted cash	3,169	3,190
Total assets	$39,062	$56,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,085	$2,334
Accrued expenses	5,748	4,765
Common stock warrants liability	12,733	5,219
Other liabilities	433	520
Current portion of long-term debt obligations	-	2,401
Current portion of deferred revenue	5,026	3,360
Total current liabilities	25,025	18,599
Deferred revenue, net of current portion	7,842	8,366
Other non-current liabilities	2,094	2,055
Long-term debt obligations, net of current portion	2,211	2,254
Commitments	-	-
Stockholders’ equity:

Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 41,274 and 40,778 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	188,571	184,014
Accumulated other comprehensive income	5,634	5,895
Accumulated deficit	(192,317)	(164,933)
Total stockholders’ equity	1,890	24,978
Total liabilities and stockholders’ equity	$39,062	$56,252

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Collaboration agreements	$7,009	$5,522	$20,658	$10,615
License fees and other	29	41	756	784
Total revenues	7,038	5,563	21,414	11,399
Operating expenses:
Research and development	9,943	6,296	30,655	19,720
General and administrative	3,429	2,908	10,346	10,840
Total operating expenses	13,372	9,204	41,001	30,560
Loss from operations	(6,334)	(3,641)	(19,587)	(19,161)
Other income (expense):
Interest expense	(45)	(146)	(189)	(580)
Interest income	183	365	649	590
Change in fair value of warrants	(6,794)	1,187	(8,503)	1,709
Other income (expense)	99	(33)	246	1,115
Net loss	$(12,891)	$(2,268)	$(27,384)	$(16,327)

Basic and diluted net loss per common share	$(0.31)	$(0.06)	$(0.67)	$(0.47)

Weighted average shares used to compute basic and diluted net loss per share	41,041	40,727	40,883	34,880

The accompanying notes are an integral part of these financial statements.

Micromet, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(27,384)	$(16,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,871	2,360
Non-cash interest on long-term debt obligations	269	282
Net gain on debt restructuring	-	(270)
Non-cash change in fair value of common stock warrants liability	8,503	(1,709)
Stock-based compensation expense	2,539	2,801
Net loss on disposal of property and equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable	2,724	(1,276)
Prepaid expenses and other current assets	833	256
Accounts payable, accrued expenses and other liabilities	(406)	(4,695)
Deferred revenue	1,373	7,524
Net cash used in operating activities	(8,678)	(11,053)

Cash flows from investing activities:
Proceeds from repayment of loans to employees	-	67
Purchases of property and equipment	(377)	(598)
Restricted cash used as collateral	5	(33)
Net cash used in investing activities	(372)	(564)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	-	23,474
Proceeds from exercise of stock options	608	25
Proceeds from exercise of warrants	421	-
Proceeds from stock subscription receivable	-	27
Principal payments on debt obligations	(2,466)	(5,511)
Principal payments on capital lease obligations	(148)	(109)
Net cash (used in) provided by financing activities	(1,585)	17,906
Effect of exchange rate changes on cash and cash equivalents	(495)	386
Net (decrease) increase in cash and cash equivalents	(11,130)	6,675
Cash and cash equivalents at beginning of period	27,066	24,301
Cash and cash equivalents at end of period	$15,936	$30,976

Supplemental disclosure of noncash investing and financing activities:
Fair value of warrant granted as deferred equity financing cost	$ -	$ 6,968
Issuance of shares in connection with employee severance payment	-	250
Issuance of shares in connection with compensation for board of director services	-	14
Funding of insurance premiums through note payable	-	234
Acquisitions of equipment purchased through capital leases	219	197
Reclassification of warrant liability to additional paid-in capital	988	-

The accompanying notes are an integral part of these financial statements.

Note 1.	Business Overview

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

The condensed consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, or GAAP. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Micromet, Inc. audited consolidated financial statements as of and for the years ending December 31, 2007 and 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 14, 2008.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of September 30, 2008, we had an accumulated deficit of $192.3 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We are continuing our efforts in research and development, preclinical studies and clinical trials of our product candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. On September 30, 2008, we announced that we had entered into a definitive agreement to effect a private placement transaction with gross proceeds of $40 million. The net proceeds of $37.4 million were received on October 2, 2008, subsequent to the date of the financial statements. This financing increased our cash and cash equivalents to approximately $53.0 million at the beginning of the fourth quarter of 2008. With this financing, management believes we have sufficient resources to fund operations into the middle of 2010 without accessing the $25 million committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. To date we have not drawn any funds from the CEFF.

Note 3.	Summary of Significant Accounting Policies

Restricted Cash

As of each of September 30, 2008 and December 31, 2007, we had a consolidated total of $3.2 million in certificates of deposit that are classified as restricted cash in our non-current assets.

As of September 30, 2008 and December 31, 2007, the U.S. dollar equivalent of restricted cash related to our building lease in Munich, Germany, is $0.8 million.

As a result of the merger between CancerVax Corporation and our subsidiary Micromet AG in May 2006, we assumed three irrevocable standby letters of credit in connection with building leases. The letters of credit totaled $2.4 million at the merger date and were secured by certificates of deposit for similar amounts that are disclosed as restricted cash. During May 2006, we entered into a lease assignment agreement related to a manufacturing facility lease that resulted in (i) the issuance of a $1.0 million standby letter of credit, collateralized by a certificate of deposit in the same amount, to cover restoration costs that we may be obligated for in the future and (ii) the release of the landlord’s security interest in $650,000 of certificates of deposit in August 2006. In addition, during June 2006, we entered into a lease termination agreement for a warehouse facility that resulted in the release of the landlord’s security interest in $280,000 of certificates of deposit in August 2006. As of each of September 30, 2008 and December 31, 2007, a total of $2.4 million of restricted cash was outstanding related to these leases and has been disclosed as a non-current asset on our accompanying condensed consolidated balance sheets.

Common Stock Warrants Liability

In June 2007, we completed a private placement of 9,216,709 shares of common stock and warrants to purchase an additional 4,608,356 shares of common stock. Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in value included in the condensed consolidated statements of operations.

Foreign Currency Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $(75,000) for the each of the three months ended September 30, 2008 and 2007, and $(164,000) and $71,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(12,891)	$(2,268)	$(27,384)	$(16,327)
Foreign currency exchange translation adjustments	6	32	(260)	101
Comprehensive loss	$(12,885)	$(2,236)	$(27,644)	$(16,226)

Stock-Based Compensation

We account for stock-based awards under Statement of Financial Accounting Standards No. 123 (revised), Business Combinations, or SFAS 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as stock-based compensation expense over the service period, net of estimated forfeitures, using the straight-line attribution method. For awards that contain a performance condition, expense is recognized using the accelerated attribution methodology. Compensation expense related to stock-based awards is allocated to research and development expense or general and administrative expense based upon the department to which the associated employee reports. Stock-based awards issued to non-employees are recorded at their fair value in accordance with SFAS 123(R) and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon a measurement date commensurate with the determination of when service has been completed.

During the nine months ended September 30, 2008, we granted options to purchase 2,565,000 shares of our common stock. Approximately 400,000 of these stock options vest upon the attainment of specific performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. No expense has been recognized for the three and nine-month periods ended September 30, 2008 and 2007 related to these performance-based options.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $2.13.

     Stock-based compensation related to our stock-based awards is classified in the condensed consolidated financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$344	$347	$1,036	$1,225
General and administrative expense	492	539	1,503	1,576
Total stock-based compensation	$836	$886	$2,539	$2,801

As of September 30, 2008, total unrecognized compensation cost related to stock options was approximately $6.5 million, and the weighted average period over which it is expected to be recognized is 2.2 years.

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of options to purchase 7,920,000 and 5,886,000 shares of common stock for the three and nine months ended September 30, 2008 and 2007, respectively, and warrants to purchase 5,264,000 and 5,527,000 shares of common stock for the three and nine months ended September 30, 2008 and 2007, respectively.

Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 4 of our condensed consolidated financial statements. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. We are currently assessing the impact, if any, of this deferral on our condensed consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis. Any changes in fair value are to be recognized in earnings each reporting period. The election must be applied to individual instruments, is irrevocable for every instrument chosen to be measured at fair value, and must be applied to an entire instrument and not to portions of instruments. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting SFAS 159, we did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of SFAS 160 will have a material impact on our condensed consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our condensed consolidated financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on our condensed consolidated financial statements.

Note 4.	Fair Value Measurements

We adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$15,936	$15,936	$—	$—
Restricted cash	3,169	3,169	—	—
Total assets	$19,105	$19,105	$—	$—
Liabilities:
Common stock warrant liability	$(12,733)	$—	$—	$(12,733)

The following table provides a summary of changes in the fair value of the Company’s Level 3 common stock warrant liability for the three and nine months ended September 30, 2008:

	September 30, 2008
	3 - months ended	9 - months ended
Beginning balance	$(6,928)	$(5,219)
Transfers in	—	—
Total gains of losses (realized/unrealized)
Included within earnings	(6,793)	(8,502)
Included within other comprehensive income	—	—
Purchases, issuances and settlement	988	988
Balance at September 30, 2008	$(12,733)	$(12,733)

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

As of September 30, 2008 and December 31, 2007, deferred revenues were derived mainly from research and development agreements with Nycomed, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Nycomed	$9,099	$7,205
TRACON	1,346	1,421
Merck Serono	1,514	2,722
Other	909	378
Subtotal	12,868	11,726
Current portion	(5,026)	(3,360)
Long term portion	$7,842	$8,366

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years respectively.

The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.

Note 6.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Facility lease exit liability, net of current portion	$1,263	$1,381
GEK subsidy, net of current portion	151	198
Asset retirement obligation	464	415
Capital lease obligations, net of current portion (see Note 8)	198	47
Other	18	14
	$2,094	$2,055

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

We also previously recorded a lease exit liability relating to a portion of our Munich facility that was no longer in use. In June 2007, we signed a sublease agreement with Roche Diagnostics GmbH to lease a portion of this facility, and accordingly, we adjusted our lease exit liability to reflect the terms of this sublease for the remaining lease period. The adjustment of $394,000 was recorded as a reduction to research and development expense during the second quarter of 2007. We no longer have a lease exit liability on this facility, as future sublease income is expected to cover our lease expense.

The following table summarizes the facility lease activity for these obligations for the nine months ended September 30, 2008 (in thousands):

Accrued Balance as of December 31, 2007	Amounts Paid in Period	Accretion Expense	Accrued Balance as of September 30, 2008
$1,537	$(277)	$203	$1,463

Of the $1,463,000 lease exit liability as of September 30, 2008, $200,000 is current and $1,263,000 is non-current.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK Grundstücksverwaltungsgesellschaft  mbH & Co. Objekt Eins KG, or GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease, and which increased the liability. The following table summarizes the activity for the nine months ended September 30, 2008 (in thousands):

Balance January 1, 2008	$415
Accretion expense	59
Currency translation adjustment	(10)
Balance September 30, 2008	$464

Note 7.	Long-Term Debt

Long-term debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
TBG borrowings, repaid on July 1, 2008	$—	$2,401
MedImmune, Inc. borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	2,211	2,254
Total long-term debt obligations	2,211	4,655
Less: current portion	—	(2,401)
Long-term debt obligations, net of current portion	$2,211	$2,254

Scheduled repayment of principal for the debt agreements is as follows as of September 30, 2008 (in thousands):

2008	$—
2009	—
2010	2,211
Total	$2,211

TBG Silent Partnership Agreements

Silent partnerships are a common form of investment in German business practice. These types of lenders were created to support the development of technology-oriented companies in the start-up phase. We entered into a silent partnership agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH, or TBG, and based on the amount loaned, they became a “stiller Gesellschafter” (silent partner) in our subsidiary Micromet AG. Silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

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

Interest expense related to the silent partnership agreements with TBG and Bayern Kapital which was repaid in 2007, amounted to $63,000 and $348,000 for the nine months ended September 30, 2008 and 2007, respectively.

Note 8.	Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating and capital leases as of September 30, 2008 are as follows (in thousands):

	Capital	Operating	Expected Sublease	Net Operating
	Leases	Leases	Income	Leases

2008 (October 1, 2008 – December 31, 2008)	$53	$1,288	$(631)	$657
2009	88	5,028	(2,545)	2,483
2010	59	5,093	(2,080)	3,013
2011	59	5,156	(1,413)	3,743
2012	58	2,566	(717)	1,849
Thereafter	105	-	-	-
Total minimum lease payments	422	19,131	$(7,386)	$11,745
Less: amount representing imputed interest	(136)
Present value of minimum lease payments	286
Less: current portion	(88)
Capital lease obligation, less current portion	$198

The sublease income is from sublease agreements related to our former headquarters and our Munich, Germany facility (see Note 6).

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

Our fixed commitments under license agreements as of September 30, 2008 are as follows (in thousands):

2008 (October 1, 2008- December 31, 2008)	$10
2009	113
2010	86
2011	86
2012	88
Thereafter	161
Total minimum payments	$544

Note 9. Private Placement of Common Stock and Warrants

    Effective as of September 29, 2008, we entered into a definitive agreement with various institutional and individual accredited investors to which we agreed to issue an aggregate of 9,411,948 shares of common stock and warrants to purchase an additional 2,823,584 shares of common stock in return for aggregate gross proceeds, before expenses, of $40.0 million (excluding any proceeds that might be received upon exercise of the warrants). We incurred investment banking fees, legal fees, and other financing costs of approximately $2.6 million, resulting in net proceeds of approximately $37.4 million. The shares and warrants were issued, and the proceeds were received, on October 2, 2008. The purchase price of each share of common stock sold in the financing was $4.21, the closing price of our common stock on the Nasdaq Global Market on September 29, 2008, and the purchase price for the warrants was approximately $0.125 for each share of common stock underlying the warrants. The warrants are exercisable for five years from the date of issuance and have an exercise price of $4.63 per share.

          In connection with the private placement, we also agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of common stock sold in the private placement, including the shares of common stock underlying the warrants, by November 3, 2008. We filed the registration statement with the SEC on October 24, 2008. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses. We may be liable for liquidated damages to holders of the common shares if the registration statement is not declared effective by January 30, 2009 or if we do not maintain the effectiveness of the registration statement. The amount of the liquidated damages is, in aggregate, 1.0% of the purchase price of the securities per month, subject to an aggregate maximum of 6% (and in some instances 12%) of the aggregate purchase price of the securities.

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

Ongoing Business Activities

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. Blinatumomab, also known as MT103 and MEDI-538, the most advanced antibody in our product pipeline developed using our BiTE antibody technology platform, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma. BiTE antibodies represent a new class of antibodies that activate a patient’s own cytotoxic T cells, considered the most powerful “killer cells” of the human immune system, to eliminate cancer cells. We are developing blinatumomab in collaboration with MedImmune, Inc., a subsidiary of AstraZeneca plc. MT110, our second BiTE antibody in clinical development, is being evaluated in a phase 1 clinical trial for the treatment of patients with lung or gastrointestinal cancer. Our third clinical stage antibody is adecatumumab, also known as MT201, a human monoclonal antibody that targets epithelial cell adhesion molecule-, or EpCAM-, expressing solid tumors. We are developing adecatumumab in collaboration with Merck Serono in a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. Our fourth clinical stage antibody is MT293, which is licensed to TRACON, and is being developed in a phase 1 clinical trial for the treatment of patients with cancer. We have additional BiTE antibodies that are in different stages of preclinical development and that target CEA, CD33, Her2, EGFR and MCSP. In addition, we have established a collaboration with Nycomed for the development and commercialization of MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. To date, we have incurred significant research and development expenses and have not achieved any product revenues from sales of our product candidates.

Each of our programs will require many years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the United States Food and Drug Administration, or FDA, or European Medicines Agency, or EMEA, or equivalent regulatory agencies. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, of our potential product candidates will be successfully developed or approved, nor can we predict the time and cost to complete development.

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

Since our inception, we have financed our operations through private placements of preferred stock, debt financing and government grants for research, as well as licensing fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, through private placements of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, including as a result of issuing warrants in connection with the financing, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all.

Research and Development

Through September 30, 2008, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and blinatumomab, as well as development costs incurred for MT110 and MT203, research activities under our collaboration with MedImmune and Nycomed, and research conducted with respect to the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	September 30,	September 30,
	2008	2007

Collaborative R&D revenue:
Nycomed	$4.4	$0.8
MedImmune	1.7	1.5
Merck Serono	0.7	1.1
TRACON	—	2.1
Other	0.1	—
Total collaborative R&D revenue	6.9	5.5
License and other revenue	0.1	0.1
Total revenues	$7.0	$5.6

Collaborative research and development revenues from Nycomed reflect their responsibility for the full costs of the MT203 development program. Collaborative research and development revenues from MedImmune represent their share of the costs of clinical development of blinatumomab (MT103) and their full cost responsibility for the development of MT111, a BiTE antibody binding to CEA with potential applications in the treatment of solid tumors, and another BiTE antibody binding to EphA2. Collaborative research and development revenues from Merck Serono reflect their full cost responsibility for the adecatumumab program. Collaborative research and development revenues from TRACON reflect the amortization of upfront licensing fees and miscellaneous pass-through expenses.

The Nycomed collaborative R&D revenue represents the reimbursement of our clinical development activities, including reimbursement for full-time equivalents as well as the portion of the upfront payment from Nycomed that is being recognized over a 20-year period. The increase in the Nycomed revenue is the result of increases in process development and preclinical activities for our MT203 program during 2008. This collaboration with Nycomed was signed during the second quarter of 2007, but we did not commence full preclinical activities until the fourth quarter of 2007.

The increase in MedImmune collaborative R&D revenue was due to an increase in revenue of $0.4 million under the blinatumomab program which was partially offset by decreases of $0.2 million in the MedImmune BiTE programs. The decrease in Merck Serono collaborative R&D revenue is due to a contract amendment for the phase 1 trial of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The amendment lengthened the time over which the revenue is recognized from 2009 to 2011.

During the third quarter of 2007, we recognized one-time collaboration revenue from TRACON relating to material transfers. During the three months ended September 30, 2008 the only TRACON collaborative R&D revenue that was recognized was for the amortization of the upfront licensing fee that amounted to approximately $25,000. Future income will consist of this amortization of upfront fees of $25,000 per quarter, miscellaneous pass-through expenses, and milestone achievements, if any.

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

Research and development expenses were $9.9 million and $6.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $3.6 million results from increases in our manufacturing expenses for our MT203 program of $2.4 million (which is fully reimbursed and recognized as revenue within the accompanying statement of operations), increases in our preclinical expenses of $0.4 million primarily for our MT203 program, increases in our clinical expenses for our MT110 program of $0.2 million, and a $0.3 million increase in personnel-related expenses.

General and Administrative Expenses.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees.

General and administrative expenses were $3.4 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $0.5 million results primarily from an increase in professional fees of $0.3 million due to the timing of expense recognition and from increased depreciation charges of $0.1 million related to leasehold improvements made in conjunction with our Roche sublease.

Interest Expense.  Interest expense for the three months ended September 30, 2008 and 2007 was $45,000 and $146,000, respectively. The decrease was due to lower outstanding debt balances during 2008.

 Interest Income.  Interest income for the three months ended September 30, 2008 and 2007 was $183,000 and $365,000, respectively. The decrease was primarily due to lower average cash balances in 2008 compared to 2007. The June 2007 private placement resulted in higher cash balances during the third quarter of 2007.

Other Income (expense).  Other income for the quarter ended September 30, 2008 was $99 thousand, as compared to other expense of $33 thousand for the quarter ended September 30, 2007. The increase results primarily from exchange rate adjustments.

Change in Fair Value of Common Stock Warrants Liability.  Due to certain provisions in the warrants, the common stock warrants issued in connection with the private placement in June 2007 are classified as a liability. The non-cash expense of $6.8 million recorded in the third quarter of 2008 represents the change in fair value of the warrants as of September 30, 2008 as compared to the value on June 30, 2008. The increase in our common stock price during the third quarter of 2008 resulted in the increase in the liability.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Collaborative R&D revenue:
Nycomed	$12.4	$1.1
MedImmune	5.5	4.1
Merck Serono	2.3	3.3
TRACON	0.2	2.1
Other	0.2	—
Total collaborative R&D revenue	20.6	10.6
License and other revenue	0.8	0.8
Total revenues	$21.4	$11.4

As described above, the Nycomed agreement was signed during the second quarter of 2007, and preclinical activities did not begin until after September 30, 2007. Therefore, the year over year increase of $11.3 million is due to process development and preclinical activities during 2008 that were not undertaken during 2007.

The increase in MedImmune collaborative R&D revenue results from increases of $0.9 million under the blinatumomab program, and an aggregate increase of $0.5 million in the MT111 and EphA2 BiTE antibody programs.

The decrease in Merck Serono collaborative R&D revenue was the result of the amendment to our collaboration agreement that had the effect of lengthening the time over which revenue is recognized as discussed above.

The decrease in TRACON revenue was due to the one-time revenue of $2.1 million recognized on material transfers during the third quarter of 2007, as described above.

Research and Development Expenses.   Research and development expenses were $30.7 million and $19.7 million for the nine months ended September 30, 2008 and 2007, respectively. The $11.0 million increase was primarily the result of a $6.1 million increase in manufacturing expenses primarily for our MT203 program, an increase of $1.3 million in personnel-related expenses including an increase in employees, an increase of $1.4 million in preclinical services related to our MT203 and BiTE programs, an increase of $0.9 million in our clinical studies expenses mainly related to our MT110 and MT103 programs, and higher consumables of $0.9 million.

General and Administrative Expenses.  General and administrative expenses were $10.3 million and $10.8 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is the result of an adjustment recorded in the aggregate amount of $0.8 million during the second quarter of 2007 for the facility lease exit liability incurred in connection with our former corporate headquarters and from a reduction of $0.5 million in legal expenses. These decreases were partially offset by increases in professional fees of $0.8 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2008 and 2007 was $0.2 million and $0.6 million, respectively. The decrease was due to the repayment in full of our silent partnership indebtedness to TBG on July 1, 2008.

Interest Income.  Interest income of $0.6 million for the nine months ended September 30, 2008 was the equal to the amount recorded for the same period in 2007. Lower average cash balances during the third quarter of 2008 as compared to 2007 were offset by higher average cash balances during the first two quarters of 2008 as compared to the same periods of 2007.

Change in Fair Value of Common Stock Warrants Liability.   The expense of $8.5 million recorded in the nine months ended September 30, 2008 represents the non-cash change in fair value of the warrants as of September 30, 2008 as compared to the value on December 31, 2007 and was the result of an increase in the price of our common stock during this period.

Other Income. Other income for the nine months ended September 30, 2008 was $0.2 million, compared to $1.1 million for the nine months ended September 30, 2007. The decrease results primarily from the approval received from the German tax authorities for the refund of withholding tax payments of $0.8 million and a gain on debt restructuring of $0.3 million, each of which occurred during 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $15.9 million and $27.1 million as of September 30, 2008 and December 31, 2007, respectively. The decrease resulted primarily from our net loss of $27.4 million for the nine months ended September 30, 2008, partially offset by $14.2 million in non-cash expenses and $4.5 million in changes in working capital. As discussed in Note 7 to our consolidated financial statements included with this report, we repaid in full the silent partnership debt of $2.6 million to TBG on July 1, 2008. As described in Note 9 to the financial statements included with this report, we received approximately $37.4 million in net proceeds from a private placement of our common stock and warrants that was consummated on October 2, 2008 and that is not reflected in our cash balance as of September 30, 2008.

Net cash used in operating activities was $8.7 million for the nine months ended September 30, 2008, compared to $11.1 million used in operating activities for the nine months ended September 30, 2007. The decrease in cash used in operating activities results primarily from an increase of $14.2 million in non-cash charges, including a net $8.5 million increase due to the change in fair value of our common stock warrant liability. Changes in operating assets and liabilities included a net decrease of $2.7 million of accounts receivable and $1.3 million increase in deferred revenue during the nine months ended September 30, 2008, as compared to the increase of $7.5 million in deferred revenue offset by payments on accounts payable and accrued liabilities of $4.7 million and a net increase in accounts receivable of $1.3 million during the nine months ended September 30, 2007.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2008, compared to $0.6 million for the nine months ended September 30, 2007. The decrease results primarily from decreases in expenditures for property and equipment.

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2008, compared to $17.9 million provided by financing activities for the nine months ended September 30, 2007. The change results from a private placement financing closed in June 2007 that provided net proceeds of $23.5 million, which was partially offset by silent partnership debt repayments of $5.5 million during the nine months ended September 30, 2007.

To date, we have funded our operations through proceeds from private placements of preferred stock, debt financing, government grants for research, license fees, milestone payments and research-contribution revenues from our collaborations with pharmaceutical companies, and, more recently, through private placements of common stock and associated warrants. As described in Note 9 to the financial statements included with this report, we received approximately $37.4 million from a private placement transaction consummated on October 2, 2008 that is not reflected in the cash balance as of September 30, 2008.

We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may continue to seek funding through public or private equity or debt financings in the future or to raise additional funds through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. As with our October 2008 and June 2007 equity financings, if we raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result, including as a result of issuing warrants in connection with the financing. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern.

After including the net proceeds of $37.4 million received in connection with our October 2008 private placement, we believe that we have adequate resources to fund our operations into the middle of 2010 at current spending levels, without accessing the CEFF with Kingsbridge. To date we have not drawn down any funds from the CEFF. The CEFF is currently scheduled to expire in September 2009, although we plan to seek an extension of the term of this facility. Kingsbridge may require additional consideration, such as the issuance of a warrant, in connection with any such extension.

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

We are parties to three irrevocable standby letters of credit in connection with former facilities being subleased and our current building leases in Munich, Germany and Bethesda, Maryland. As of September 30, 2008, we had $3.2 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Contractual Obligations

We have contractual obligations related to our facility leases, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of September 30, 2008 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$19,130	$1,288	$10,121	$7,721	$—
Long-term debt — MedImmune	2,211	—	2,211	—	—
Contractual payments under licensing agreements (3)	544	10	199	174	161
Capital leases	422	53	147	117	105
	$22,307	$1,351	$12,678	$8,012	$266

(1)	Includes amounts payable from October 1, 2008 through December 31, 2008.

(2)	The amounts shown in operating leases excludes expected sub-lease income (see Note 8 to our condensed consolidated financial statements included in this report).

(3)
We have license agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license fees, milestone payments upon the achievement of certain success-based objectives and/or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual license fees and royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. In addition, we have entered into agreements with clinical research organizations responsible for conducting and monitoring our clinical trials, and other outside contractors who will be responsible for additional services supporting our ongoing clinical development programs. These contractual obligations are not reflected in the table above because we may terminate them on short notice without incurring additional material charges (other than charges for work completed but not paid for through the effective date of termination and other costs incurred by our contractors in closing out work in progress as of the effective date of termination). Further, we have entered into agreements with contract manufacturing organizations under which they conduct periodic production runs to manufacture our product candidates. The timing of these production runs depends on the availability of manufacturing slots at the contract manufacturing organization and the progress of the associated development programs. Given the uncertainties associated with these manufacturing activities and the resulting payment obligations, these contractual obligations are not reflected in the table above.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the efficacy, safety and intended utilization of our product candidates, the conduct and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities, and our goal of monitoring our internal controls for financial reporting and making modifications as necessary. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities, including the successful remediation of material weaknesses in our internal control our financial reporting; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”

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

As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of September 30, 2008, we had U.S. dollar-denominated cash and cash equivalents of $11.1 million and Euro-denominated liabilities of approximately €13.8 million. The Euro-denominated liabilities as of September 30, 2008 are equivalent to approximately $19.9 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As of September 30, 2008, based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, our disclosure controls and procedures were not effective. During 2008, we have taken a number of steps to strengthen our internal control over financial reporting in order to address the weaknesses. The improvements include additional procedures relating to the expense accrual process for research and development and the overall review of our financial statements, including comparisons to budget and prior periods. In addition, during 2008 we have conducted regular finance staff meetings to discuss accounting issues and unusual transactions. Finally, during the third quarter of 2008, we hired a full-time Chief Financial Officer. We expect to complete the full implementation of our remediation measures during the fourth quarter of 2008.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of September 30, 2008, we performed additional substantive procedures, similar to those previously disclosed in our Form 10-K for the year ended December 31, 2007, to ensure that our consolidated condensed financial statements as of and for the nine-month period ended September 30, 2008 are fairly stated in all material respects in accordance with GAAP.

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

We have incurred losses from the inception of Micromet through September 30, 2008, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

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

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:

•	continued progress in our research and development programs, as well as the scope of these programs;
•	our ability to establish and maintain collaborative arrangements for the discovery, research or development of our product candidates;
•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;
•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;
•	our ability to sell shares of our common stock under our CEFF with Kingsbridge;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;
•	costs associated with litigation; and
•	competing technological and market developments.

We filed a shelf registration statement, declared effective by the SEC on December 9, 2004, under which we may raise up to $80 million through the sale of our common stock. This shelf registration statement became inactive in March 2006 and will expire in December 2008. We may seek to file a new shelf registration statement, although our ability to do so will depend on our eligibility to use a shelf registration statement at such time, under applicable SEC rules. We expect to seek additional funding through public or private financings or from new collaborators with whom we enter into research or development collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events. For example, we are only eligible to draw down funds under the CEFF at such times as our stock price is above $2.00 per share. Kingsbridge is also able to terminate the CEFF at any time that we have not drawn down at least $1.25 million in funds over a consecutive 12-month period. As of the date of this report, we have not drawn down any funds from the CEFF, and therefore Kingsbridge could terminate the CEFF under its terms. As described above, the CEFF is scheduled to expire in September 2009. We intend to seek an extension of the term of the CEFF, but no assurance can be given that Kingsbridge will agree to any such extension. In order to extend the term of the CEFF beyond September 2009, Kingsbridge may require additional consideration, such as the issuance of a warrant to purchase our common stock, that could result in additional dilution to our stockholders. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF or it otherwise expires, we may be unable to access capital from other sources on favorable terms, or at all.

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

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations for any given period, will be based primarily on the following factors:

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

•	the addition or termination of research programs or funding support under collaboration agreements;
•	the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others;
•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;
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

As a publicly traded company, we are required to comply with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the related rules and regulations of the SEC, including Section 404 of Sarbanes-Oxley. We are in the process of upgrading our existing, and implementing additional, procedures and controls. The process of updating the procedures and controls is requiring significant time and expense and is more time-consuming and expensive than we previously anticipated.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm provided us with an unqualified opinion on our consolidated financial statements, but it identified material weaknesses in our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. These material weaknesses relate to certain of our accrual processes and an insufficient level of management review in our financial statement close and reporting process. Because of these material weaknesses in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

Substantially all of the outstanding shares of our common stock are eligible for resale in the public market. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive compensation plans and our employee stock purchase plan. In addition, any shares issued under the CEFF would be covered by a registration statement and eligible for resale in the public market. These shares generally can be freely sold in the public market upon issuance. If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

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

Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 24% of our outstanding common stock. As a result, if they act together, they may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

•
Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of such changes, our collaborators decrease or fail to increase spending related to such product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical or biotechnology company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may incur delays in the development for these product candidates following any potential termination of the collaboration agreement, or we may need to reallocate financial resources that may cause delays in other development programs for our other product candidates.

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

If the combination of adecatumumab (MT201) with cytotoxics, such as docetaxel, is not tolerable or safe, if higher serum levels of adecatumumab cannot be administered safely, or if sufficient anti-tumor activity cannot be shown, we and our collaborator Merck Serono may decide to abandon all or part of the development program, and we could experience a material adverse impact on our business prospects.

We previously have reported that the phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We have also reported that we are continuing the development of adecatumumab in a clinical trial in combination with docetaxel with escalating doses of adecatumumab to investigate the tolerability and the safety of this combination. If the combination of adecatumumab with docetaxel proves not to be tolerable or safe or if no higher serum levels of adecatumumab compared to previous clinical trials can be administered safely or if sufficient anti-tumor activity cannot be shown in this or future clinical trials, we and our collaborator Merck Serono may decide to abandon all or part of the development program of adecatumumab and as a result we may experience a material adverse impact on our business prospects.

There can be no assurance that our current continuous infusion phase 1 clinical trial of blinatumomab (MT103) will establish a dose that is safe and tolerable.

We are conducting a phase 1 dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of  blinatumomab over 4-8 weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. We have seen objective tumor responses at the 15 µg/m2 and above per day dose level with the continuous infusion regimens. While this preliminary data suggest that blinatumomab has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.

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

Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology and pharmaceutical companies could render our programs or product candidates uneconomical or result in therapies that are superior to those that we are developing alone or with a collaborator. We and our collaborators face competition from companies that may be more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly that are safer, more effective, or have fewer side effects, or are less expensive, or they may discover, develop and commercialize products, which render our product candidates non-competitive or obsolete. We expect competition to intensify in antibody research as technical advances in the field are made and become more widely known.

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

Because our product candidates may have different efficacy profiles in certain clinical indications, sub-indications or patient profiles, an election by us or our collaborators to focus on a particular indication, sub-indication or patient profile may result in a failure to capitalize on other potentially profitable applications of our product candidates.

Our product candidates may not be effective in treating any of our targeted diseases or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and EMEA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess the proposed development activities. Further, regulators may not approve study protocols at all or in a timeframe anticipated by us if they believe that the study design or the mechanism of action of our product candidates poses an unacceptable health risk to study participants.

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

We rely heavily on third parties for the conduct of preclinical studies and clinical trials of our product candidates, and we may not be able to control the proper performance of the studies or trials.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMEA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of certain preclinical studies and clinical trials of our product candidates. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our reliance on third parties does not relieve us of responsibility for ensuring compliance with appropriate regulations and standards for conducting, monitoring, recording and reporting of preclinical and clinical trials. If our collaborators or contractors fail to properly perform their contractual or regulatory obligations with respect to conducting or overseeing the performance of our preclinical studies or clinical trials, do not meet expected deadlines, fail to comply with the good laboratory practice guidelines or good clinical practice regulations, do not adhere to our preclinical and clinical trial protocols, suffer an unforeseen business interruption unrelated to our agreement with them that delays the clinical trial, or otherwise fail to generate reliable clinical data, then the completion of these studies or trials may be delayed, the results may not be useable and the studies or trials may have to be repeated , and we may need to enter into new arrangements with alternative third parties. Any of these events could cause our clinical trials to be extended, delayed, or terminated or create the need for them to be repeated, or otherwise create additional costs in the development of our product candidates and could adversely affect our and our collaborators’ ability to market a product after marketing approvals have been obtained.

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

Our product candidates, if successfully developed and approved by the regulatory authorities, may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:

•	ability to provide acceptable evidence of safety and efficacy;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects;
•	the timing and market entry relative to competitive treatments;
•	cost effectiveness;
•	effectiveness of our marketing and pricing strategy for any product candidates that we may develop;
•	publicity concerning our product candidates or competitive products;
•	the strength of distribution support; and
•	our ability to obtain third-party coverage or reimbursement.

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

We are party to intellectual property licenses and agreements that are important to our business, and we expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, milestone payments, indemnification, insurance and other obligations on us. Moreover, certain of our license agreements contain an obligation for us to make payments to our licensors based upon revenues received in connection with such licenses. If we or our collaborators fail to perform under these agreements or otherwise breach obligations thereunder, our licensors may terminate these agreements, we could lose licenses to intellectual property rights that are important to our business and we could be required to pay damages to our licensors. Any such termination could materially harm our ability to develop and commercialize the product candidate that is the subject of the agreement, which could have a material adverse impact on our results of operations.

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

We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, then we could face a number of additional risks, including:

•	we may not be able to attract and build an experienced marketing staff or sales force;
•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product;
•	our direct sales and marketing efforts may not be successful; and
•	we may face competition from other products or sales forces with greater resources than our own sales force.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

10.1(9)	Securities Purchase Agreement dated September 29, 2008 by and among the Registrant and the Purchasers listed therein

10.2 (6)	Registration Rights Agreement, dated September 29, 2008

10.3 (7)	Form of Warrant to Purchase Common Stock

10.4 (8)	Alternate Form of Warrant to Purchase Common Stock

10.5 (10)	Executive Employment Agreement between the Registrant and Barclay A. Phillips, dated August 30, 2008

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2008

(6)	Incorporated by reference from such document filed with the SEC as exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(7)	Incorporated by reference from such document filed with the SEC as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(8)	Incorporated by reference from such document filed with the SEC as exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(9)	Incorporated by reference from such document filed with the SEC as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(10)	Incorporated by reference from such document filed with the SEC as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2008

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

Dated: November 6, 2008	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1(5)	Form of Specimen Common Stock Certificate

10.1(9)	Securities Purchase Agreement dated September 29, 2008 by and among the Registrant and the Purchasers listed therein

10.2 (6)	Registration Rights Agreement, dated September 29, 2008

10.3 (7)	Form of Warrant to Purchase Common Stock

10.4 (8)	Alternate Form of Warrant to Purchase Common Stock

10.5 (10)	Executive Employment Agreement between the Registrant and Barclay A. Phillips, dated August 30, 2008

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2008

(6)	Incorporated by reference from such document filed with the SEC as exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(7)	Incorporated by reference from such document filed with the SEC as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(8)	Incorporated by reference from such document filed with the SEC as exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(9)	Incorporated by reference from such document filed with the SEC as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2008

(10)	Incorporated by reference from such document filed with the SEC as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2008

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing