Form 10-K
period 2008-12-31
MICROMET, INC.
filed 2009-03-16
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 0-50440

MICROMET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2243564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6707 Democracy Boulevard, Suite 505 Bethesda, MD	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 752-1420

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00004 per share, including associated Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $75.0 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of March 5, 2009 was 50,912,681 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this report.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

i

PART I

Item 1. Business

Company Overview

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. Our BiTE antibody blinatumomab, also known as MT103, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia, or ALL, and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL. A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors. MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our human monoclonal antibody adecatumumab, also known as MT201, also binds to EpCAM and is being developed under a collaboration with Merck Serono. Current clinical development of this antibody includes an ongoing phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. In the first half of 2009, we expect to initiate a multi-center, randomized, controlled phase 2 trial with adecatumumab in colorectal carcinoma, or CRC, patients after complete resection of liver metastases. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc., and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

In addition to the four antibodies described above, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. We expect our partner Nycomed to commence a phase 1 clinical trial of MT203 in 2009. We also expect our licensee Morphotek, a wholly-owned subsidiary of Eisai, to initiate a first phase 1 clinical trial in 2009 with MT228, a glycolipid-binding human antibody developed under a license from us, for the treatment of melanoma. In January 2009, we entered into an agreement with Bayer Schering Pharma AG under which we have granted Bayer Schering Pharma an exclusive option to license a specified BiTE antibody against an undisclosed solid tumor target. In addition, we have generated and will continue to generate novel BiTE antibodies with our BiTE antibody platform technology. BiTE antibodies targeting carcinoembryonic antigen, or CEA, melanoma chondroitin sulfate proteoglycan, or MSCP, CD33, HER2, EGFR and other target antigens are in various stages of early development.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates.

Immunotherapy for the Treatment of Cancer

Background

The body’s immune system is a natural defense mechanism that recognizes and combats cancer cells, viruses, bacteria and other disease-causing factors. This defense is carried out by B cells and T cells, which are the white blood cells of the immune system.

Cancer cells produce molecules known as tumor-associated antigens, which can also be present in normal cells but are frequently over-produced or modified in cancer cells, or are not accessible on normal cells but become newly exposed on cancer cells. T cells and B cells have receptors on their surfaces that enable them to recognize the tumor-associated antigens on a cancer cell and then attack the cancer cell with antibodies, in the case of B cells, or destroy the cancer cell directly through cell-to-cell contact, as is the case for T cells.

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

BiTE Antibody Technology

BiTE antibodies represent a novel class of therapeutic antibodies designed to direct the body’s cell-destroying T cells against tumor cells. We have generated BiTE antibodies against a wide range of tumor-associated antigens that we anticipate will have the potential to treat many cancer indications. BiTE antibodies enable T cells to recognize and attack tumor cells in the same manner as can be observed during naturally-occurring T cell attacks. T cells act by delivering cell-destroying proteins into tumor cells, which induce self-destruction of the tumor cells. T cells can target cells throughout the body. Therefore, we believe that with the assistance of our BiTE antibodies T cells will be able to locate cancer cells that have spread throughout the body and may be in tissues traditionally difficult to reach, such as the bone marrow.

Based on the demonstrated potency of BiTE antibodies at low doses and their ability to eliminate cancer cells that are “hiding” in hard to reach places in the body, we believe that BiTE antibodies have the potential to be more effective than currently available therapies in the treatment of slow-growing tumors or in the treatment of cancer patients after they have undergone an initial course of treatment with radiotherapy, chemotherapy or surgery. We also believe that BiTE antibodies may show an improvement in these disease settings over currently available therapies, which typically rely on a combination of chemotherapeutics and conventional antibodies and can have severe associated side effects.

Several antibodies in our product pipeline are BiTE antibodies and have been generated based on our proprietary BiTE platform technology. In addition to blinatumomab and MT110, which are in clinical development, we have BiTE antibodies targeting antigens known as CEA, MCSP, CD33, HER2 and EGFR, as well as other antigens, in various stages of preclinical development.

Market Overview

Cancer is among the leading causes of death worldwide. The American Cancer Society, or ACS, estimates that 12 million people were diagnosed with cancer worldwide in 2007 and that this number will increase to 27 million by 2050. In addition, the ACS estimates that 7.6 million people died from the disease in 2007, representing 13% of all deaths worldwide. The ACS estimates that over 1.4 million people in the U.S. were newly diagnosed with cancer in 2008 and over 565,000 people died from the disease in the U.S. in 2008. Also according to the ACS, in the U.S., one in every four deaths is due to cancer, and as a result it has become the second leading cause of death in all people, exceeded only by heart disease, and the leading cause of death in all people over age 85.

The increasing number of people diagnosed with cancer and the approval of new cancer treatments are factors that are expected to continue to fuel the growth of the worldwide market for cancer drugs. The U.S. National Health Information Business Intelligence Reports states that, on a worldwide basis, the revenues for cancer drugs are expected to grow from $35.5 billion in 2003 to $53.1 billion in 2009. The therapeutic antibody subset of the cancer market is driving much of the cancer market growth. According to a number of third-party industry market analyses, the monoclonal antibody market represents the fastest-growing segment within the pharmaceutical industry. In 2005, it was worth $13 to $14 billon worldwide, and Datamonitor forecasts a compound annual growth rate of up to 14% between 2006 to 2012.

Despite recent advances, current cancer therapies still do not sufficiently address patients’ needs. In particular, the following therapies are still needed:

•	Therapies that more effectively prolong survival and improve quality of life for patients;
•	Less toxic, more convenient secondary therapies to prolong time to disease progression and reduce disease-related symptoms; and
•	Therapies that are effective in patients who do not respond to currently available therapies, for example, because their tumor cells do not express the HER2 protein and are thus not responsive to the treatment with Herceptin®.

Our Product Pipeline

Our product pipeline consists of BiTE antibodies and conventional monoclonal antibodies that use different approaches to treating cancer, inflammation and autoimmune diseases. The following table summarizes the current status of our product candidates in clinical and earlier stages of development:

Product Candidate	Indication:	Status
BiTE Antibodies
Blinatumomab (MT103)	Acute lymphoblastic leukemia	Phase 2
Blinatumomab (MT103)	Non-Hodgkin’s lymphoma	Phase 1
MT110	Solid tumors	Phase 1
MT111	Solid tumors	Pre-clinical
MCSP BiTE antibody	Melanoma	Pre-clinical
CD33 BiTE antibody	Acute myelogenic lymphoma	Pre-clinical
HER2 BiTE antibody	Breast cancer	Pre-clinical
EGFR BiTE antibody	Solid tumors	Pre-clinical
Conventional Antibodies
Adecatumumab (MT201)	Solid Tumors	Phase 2
MT293	Solid Tumors	Phase 1
MT203	Inflammatory Diseases	Pre-IND
MT228	Melanoma	Pre-clinical
MT204	Inflammatory Diseases	Pre-clinical

Blinatumomab (MT103)

Our BiTE antibody blinatumomab, also known as MT103, binds to CD19, a cell surface antigen expressed on all B cells and most B tumor cells, but not on other types of blood cells or healthy tissues, and to CD3, a cell surface antigen present on all T cells.

Clinical Trials

Phase 2 Clinical Trial in Patients With Acute Lymphoblastic Leukemia (ALL)

ALL is a very aggressive form of B cell malignancy. Patients with ALL are typically treated with complex and highly toxic chemotherapy regimens, which may be followed by bone marrow stem cell transplantation for eligible patients. After chemotherapy, ALL patients may have low numbers of residual tumor cells left in their bone marrow, a condition referred to as minimal residual disease, or MRD. These patients have been shown to have a very high risk of early relapse. Improved treatments and the reduction of relapse rates in patients with MRD-positive ALL represent a high medical need, especially when bone marrow stem cell transplantation is not an option.

Following encouraging data from the ongoing phase 1 clinical trial described below showing potent single-agent activity of blinatumomab in patients with late-stage NHL, in June 2008 we expanded the development program to investigate the use of blinatumomab to treat patients with ALL in a phase 2 clinical trial. Although CD19 is widely expressed in cancer cells of ALL patients, no treatments targeting CD19 are currently commercially available. Our phase 2 clinical trial is designed to determine whether treatment of MRD-positive ALL patients with blinatumomab can convert their status to MRD-negative. At the 50th annual meeting of the American Society of Hematology, or ASH, in December 2008, we presented our first interim data from this trial, showing that three out of four evaluable patients converted from MRD-positive to MRD-negative status. Treatment in these patients at a daily dose of 15 micrograms per square meter appeared to be well tolerated.

Phase 1 Clinical Trial in Relapsed-Refractory Non-Hodgkin’s Lymphoma (NHL)

Non-Hodgkin’s lymphoma, or NHL, is a cancer that starts in cells of the lymph system, which is part of the body’s immune system. Depending on individual risk factors and status of disease, NHL is currently treated with chemotherapy alone or together with monoclonal antibodies, such as rituximab (Rituxan®). Patients often cycle between remission and relapse, and may survive for one to ten years following initial diagnosis, depending on the specific subform of NHL. Upon relapse, patients may receive chemotherapy, monoclonal antibody therapy, or a combination of chemotherapy and monoclonal antibody therapy or newer agents, sometimes as part of experimental treatment regimens. Over time, an increasing proportion of patients become refractory, or resistant, to treatments with chemotherapy or monoclonal antibodies. Despite recent advances in treatment choices, the overall prognosis for survival of non-responding or relapsed patients with NHL remains poor, and new therapeutic options are urgently needed.

We are conducting a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of continuous intravenous infusion of blinatumomab over four to eight weeks at different dose levels in patients with relapsed or refractory NHL. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study, which is being conducted in Germany. Patients are being enrolled sequentially into cohorts with increasing doses of blinatumomab. At the 2008 ASH annual meeting, we presented an update of the clinical activity observed in this phase 1 clinical trial. We observed a dose-dependent clinical activity of blinatumomab in the trial. No patient receiving a daily dose of five micrograms per square meter or less has shown a partial or complete tumor response, based on reference radiology assessment according to standardized Cheson criteria for tumor response assessment of NHL. However, we observed partial and complete responses in patients treated with higher daily dose levels between 15 and 60 micrograms per square meter. All seven of the evaluable patients at the highest dose level reported so far in this clinical trial showed a clinically relevant reduction in tumor lesions, with three complete responses and four partial responses. We observed clinical responses in a number of NHL types, including follicular lymphoma, mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL. Investigators also observed a reduction of circulating B cells, which appeared to be correlated with increasing doses, with full depletion of B cells observed in all evaluable patients receiving daily doses of at least five micrograms per square meter. Furthermore, eight out of nine patients with bone marrow infiltration at their initial screening who were treated at the higher daily dose levels between 15 and 60 micrograms per square meter showed a reduction or complete disappearance of lymphoma cells from their bone marrow after treatment with blinatumomab.

In this phase 1 clinical trial, the most frequent adverse side effects related to the administration of blinatumomab have been lymphopenia, leukopenia, fever and elevation of liver enzymes. So far, most of these side effects were fully reversible and many resolved under treatment. Treatment with blinatumomab was discontinued permanently in some patients due to adverse events that included infections, central nervous system, or CNS, events, and liver enzyme increases. Importantly, all of the CNS events resolved, either after cessation of treatment or during continued treatment with blinatumomab.

Regulatory Pathway

We have received orphan drug designation from the European Medicines Agency, or EMEA, for the use of blinatumomab as a treatment for MCL and CLL, and have applied for this designation by the EMEA for the ALL indication. Orphan drug designation from the EMEA is designed to encourage manufacturers to develop drugs intended for rare diseases or conditions affecting fewer than five out of 10,000 individuals in the European Union. Orphan drug designation also qualifies us for tax credits and marketing exclusivity for ten years following the date of marketing approval of blinatumomab by the EMEA. In addition, blinatumomab has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, to be used in the treatment of some indolent B-cell lymphomas, as well as ALL, CLL, hairy cell leukemia, and prolymphocytic leukemia.

MedImmune Collaboration

Blinatumomab was being developed under a collaboration and license agreement with MedImmune under which MedImmune was granted a license to develop and commercialize blinatumomab in North America. As discussed further under “License Agreements and Collaborations” below, in March 2009, pursuant to the terms of the collaboration and license agreement, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. Our clinical development activities with blinatumomab in Europe will continue unchanged, and we will provide an update later this year on our plans for the development of blinatumomab in the United States.

MT110

Our BiTE antibody MT110 binds to EpCAM, a cell surface antigen that is over-expressed by many types of solid tumors, and to CD3, a binding site present on all T cells.

EpCAM as a Drug Target

A series of recent studies has shown that EpCAM is highly and frequently expressed on tumor cells of many common human carcinomas, including colon, lung, breast, prostate, gastric, ovarian and pancreatic cancers. In one study with approximately 1,700 subjects diagnosed with primary breast cancer, a high level of EpCAM expression was found in approximately 42% of patients. In another study with 1,116 subjects, more than 98% of colorectal cancer patients showed a high level of EpCAM expression on their primary tumors. EpCAM has also been reported to be expressed on so-called “cancer stem cells” for colon, breast, pancreatic, prostate and liver cancers. Cancer stem cells are thought to continuously repopulate bulk tumors with new cancer cells, a feature most cancer cells do not exhibit. Cancer stem cells have also been shown to be relatively resistant to chemotherapy.

New data that were recently published in Nature Cell Biology, a peer-reviewed scientific journal, indicate that only cancer cells have an active signaling form of EpCAM, while normal cells have an inactive form of EpCAM. When normal cells received the activated form of EpCAM, as is found in tumor cells, and were then injected into mice, they behaved like cancer cells in that they formed tumors. These findings may explain why some cancer patients with a high level of EpCAM expression on their tumor cells have a reduced overall survival prognosis, compared to patients with low levels of EpCAM on their tumor cells. EpCAM expression has been associated with decreased survival rates in a number of other cancers, including breast, gall bladder, bile duct, ovarian and ampullary pancreatic cancers. In addition, EpCAM has been shown to promote the proliferation, migration and invasiveness of breast cancer cells. Since activated EpCAM is expressed on the surface of cancer cells and their stem cells, we believe that it is a very promising target for our antibody-based drug candidates. Based on the mechanism of action of BiTE antibodies, a BiTE antibody binding to EpCAM, such as MT110, may be able to eradicate cancer stem cells and thereby slow or stop tumor growth, and may also eliminate the root cause for chemoresistance and metastasis of cancer.

Overview of Current Therapies for Solid Tumors

For most solid tumors, the current standard of care consists of surgery, radiotherapy and treatment with chemotherapy, hormonal therapy, and targeted therapy, including monoclonal antibodies or anti-angiogenic agents, such as bevacizumab (Avastin®), either as a single treatment or as a combination of the aforementioned therapy options. Despite advances in treating these malignancies over the last two decades, we believe that a tremendous need for further improvement of cancer therapy for solid tumors exists. Depending on the disease type and stage, major medical needs include improved survival, increased cure rates, prolonged disease-free survival, and improved control of symptoms.

Clinical Trials

We initiated clinical development of MT110 in 2008 and are currently conducting a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of the continuous intravenous infusion of MT110 over four to eight weeks at escalating doses. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study in patients with locally advanced, recurrent, or metastatic solid tumors known to regularly express EpCAM, including colorectal cancer, gastric cancer, adenocarcinoma of the lung and small cell lung cancer. Secondary objectives include pharmacodynamic and pharmacokinetic measurements and clinical activity. A maximum tolerated dose has not yet been determined.

MT111

Our BiTE antibody MT111 binds to CEA, which is expressed in a number of solid tumors that originate in the epithelium, a tissue composed of cells that line the cavities and surfaces of structures throughout the body, and to CD3, a binding site present on all T cells. CEA is expressed in tumors associated with colorectal carcinoma, gastric carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. Therefore, we believe that CEA is an excellent target for a therapeutic antibody approach for the treatment of cancer with a BiTE antibody. In the progression of cancer, members of the CEA family may play a role as contact-mediating adhesion molecules when tumor cells are moving to new sites. CEA has been shown to increase tumor cell adhesion, which enhances the spread of cancer. Therefore, we believe that a BiTE antibody may hold promise for the treatment of cancer types that overexpress CEA.

MT111 is being developed under our collaboration with MedImmune, as discussed under “License Agreements and Collaborations” below. Under the terms of the BiTE research collaboration agreement with MedImmune, we have retained the commercialization rights to MT111 in Europe.

BiTE Antibodies in Early Development

A number of new BiTE antibodies have been generated that target antigens validated by conventional antibody therapies. Several BiTE antibody candidates are in early stages of development, including BiTE antibodies binding to CD33, MCSP, HER2, EGFR, IgE, a non-disclosed target antigen that is the subject of a collaboration with Bayer Schering Pharma, and other non-disclosed antigens. We presented an update on several BiTE antibodies, including BiTE antibodies binding to HER2, EGFR and IgE, at the annual meeting of the American Association for Cancer Research in April 2008.

Adecatumumab (MT201)

Our product candidate adecatumumab, also known as MT201, is a recombinant human monoclonal antibody of the IgG1 subclass that targets the EpCAM molecule. As discussed further under “License Agreements and Collaborations” below, adecatumumab is the subject of an exclusive worldwide collaboration with Merck Serono.

Clinical Trials

Phase 1b Clinical Trial in Metastatic Breast Cancer (Adecatumumab in Combination With Docetaxel)

Our ongoing phase 1b clinical trial of adecatumumab in patients with metastatic breast cancer is an open-label, multi-center study to investigate the safety and tolerability of intravenous infusions of a combination of increasing doses of adecatumumab and a standard dose of docetaxel in patients with EpCAM-positive, advanced-stage breast cancer. We are conducting this clinical trial in six locations, of which four are in Germany and two are in Austria. Data presented at the annual meeting of the European Society of Medical Oncology in September 2008 have confirmed the feasibility of combining adecatumumab with docetaxel. The data suggest dose-limiting toxicities at higher doses of adecatumumab, due to gastrointestinal adverse events such as diarrhea. The data also indicated that patients with a high expression of EpCAM experienced a higher response rate according to standardized criteria for measuring tumor response known as Response Evaluation Criteria in Solid Tumors, or RECIST. We expect that this phase 1b clinical trial will be completed in 2009.

Safety Profile

Since the initiation of the clinical development of adecatumumab, we have, in addition to the above mentioned phase 1b combination trial, conducted one phase 1 clinical trial and two phase 2 clinical trials testing adecatumumab as a single agent therapy. In these clinical trials, we have treated more than 160 patients with adecatumumab. The overall safety profile indicates that adecatumumab is well tolerated by patients. Side effects have been mostly infusion-related, such as pyrexia and flush, and gastrointestinal, such as nausea and diarrhea. Some increases in the pancreatic enzymes lipase and amylase were observed, but no clear dose-dependency could be determined, nor was any acute clinical pancreatitis reported. Also, we have not observed any neutralizing reaction to adecatumumab, indicating that it does not appear to provoke any immune response in patients.

Additional Clinical Trials

In 2006, we completed a phase 2 clinical trial with adecatumumab in patients with metastatic breast cancer. While the primary endpoint of the study was not reached, our secondary endpoint analysis showed a significant prolongation of time-to-progression in patients treated with the higher dose of adecatumumab with tumors expressing a high level of EpCAM, which we believe may be the result of a reduction of the formation and outgrowth of metastatic lesions observed in these patients. Together with the overall good tolerability of adecatumumab, we believe this product candidate may have applications in earlier stage disease settings, including adjuvant treatment. In the first half of 2009, we expect to initiate a randomized, controlled phase 2 clinical trial of adecatumumab in colorectal carcinoma patients who have experienced complete resection of liver metastases.

MT293

Overview

MT293, also known as TRC093, is being developed by our licensee TRACON Pharmaceuticals, Inc. (TRACON). MT293 is a humanized, anti-metastatic and anti-angiogenic monoclonal antibody for the treatment of patients with solid tumors. MT293 binds specifically to hidden, or cryptic, binding sites on extracellular matrix proteins that become exposed as a result of the denaturation of collagen that typically occurs during tumor formation. The extracellular matrix is a molecular network that provides mechanical support to cells and tissues but also contains biochemical information important to cellular processes such as cell proliferation, adhesion and migration. Binding of MT293 to these denatured extracellular matrix proteins has the potential to inhibit angiogenesis, or the formation of blood vessels in solid tumors, and the growth, proliferation and metastasis of tumor cells.

Mechanism of Action

We believe that our approach to inhibiting angiogenesis and metastasis with MT293 may have several therapeutic advantages. Because MT293 binds preferentially to extracellular matrix proteins that have been denatured during angiogenesis and tumor growth rather than to the native, undenatured forms of collagen, we believe that the MT293 antibody may have greater specificity for the tumor site than other therapies. Additionally, denatured proteins in the extracellular matrix may provide a better therapeutic target for long-term treatment than binding sites found directly on tumor cells, since the proteins in the extracellular matrix represent a stable structure and are less likely to undergo mutations that are typical for cancer cells. Due to the specific mechanism through which MT293 inhibits angiogenesis and metastasis, we believe that it may have the potential to be used in combination with other anti-angiogenic agents or with treatments such as chemotherapy and radiation. We believe that MT293 may also be useful in other pathological conditions associated with angiogenesis, such as choroidal neovascularization, an ophthalmologic condition caused by excess growth of blood vessels within the eye, which is the major cause of severe visual loss in patients with age-related macular degeneration.

Clinical Trials

In March 2007, we entered into an agreement with TRACON under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293, as discussed under “License and Collaboration Agreements” below. MT293 is currently being developed by TRACON in a phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics, as well as preliminary anti-tumor activity, of MT293 in patients with cancer. At the 2008 annual AACR-NCI-EORTC conference, TRACON published interim results of the ongoing phase 1 clinical trial.

MT203

MT203 is a human antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. MT203 neutralizes GM-CSF, a pro-inflammatory cytokine controlling the innate arm of the immune system. Using an antibody to neutralize GM-CSF has been shown to have the potential to prevent or even cure symptoms in numerous animal models.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin®, and Remicade®, MT203 acts by neutralizing a soluble protein ligand, thereby preventing it from binding to its high-affinity cell surface receptor. We believe that this therapeutic principle is well-validated. MT203 is one of the first human antibodies neutralizing the biological activity of human and non-human primate GM-CSF. The binding characteristics of MT203 to GM-CSF have been characterized in a number of studies, and MT203 has shown biological activity in numerous cell-based assays. We have used a surrogate antibody neutralizing mouse GM-CSF to demonstrate that inhibition of GM-CSF is highly potent in preventing rheumatoid arthritis in a mouse model in which tumor necrosis factor, or TNF, neutralization is largely ineffective and in preventing other inflammatory and autoimmune diseases, such as asthma and multiple sclerosis. This surrogate antibody has comparable binding characteristics to MT203, and therefore we believe that MT203 could have similar positive effects.

In May 2007, we entered into a collaboration agreement with Nycomed, as discussed under “License and Collaboration Agreements” below, under which we have granted to Nycomed a license to develop and commercialize MT203 on a worldwide basis. MT203 is in preclinical development and our development costs are being reimbursed by Nycomed. In June 2008, we and Nycomed initiated formal preclinical safety studies for MT203. We expect our partner Nycomed to initiate the first clinical trial of MT203 in 2009.

MT228

MT228 is a human IgM monoclonal antibody binding to an antigen that has been identified as a cell-surface antigen present on human melanoma and tumors of neuroectodermal origin. We have licensed the right to develop and commercialize MT228 to Morphotek, Inc., a wholly owned subsidiary of Eisai Co., Ltd. We understand that Morphotek plans to initiate the first phase 1 clinical trial of MT228 in 2009.

As discussed under “License Agreements and Collaboration Agreements” below, our agreement with Morphotek entitles us to certain milestone payments, royalties and the right to reacquire development and commercialization rights to MT228 in North America.

MT204

MT204 is a humanized antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, acute transplant rejection, uveitis, psoriasis and multiple sclerosis. We designed MT204 to neutralize interleukin-2, or IL-2, an inflammation-causing cytokine which controls activation of T cells and natural killer cells. Interference with IL-2 signaling is a well-validated anti-inflammatory therapeutic approach as exemplified by small molecule drugs, such as cyclosporine or tacrolimus, and by antibodies blocking the high-affinity IL-2 receptor such as Simulect® and Zenapax®. MT204 is the first humanized antibody targeting soluble human and non-human primate IL-2 by a unique mode of action, and has been shown in preclinical models to have inhibitory properties superior to those of Zenapax.

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

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, antibody-based drugs for the treatment of patients with cancer, inflammation and autoimmune diseases. Key aspects of our corporate strategy include the following:

•	Advance the Clinical Development of Our BiTE Antibodies With a Focus on Early Regulatory Approval. We are conducting a phase 2 clinical trial of blinatumomab to treat ALL, which, if successfully completed, may lead to an accelerated path towards a regulatory approval in this indication. Treatment of ALL with blinatumomab has received orphan drug designation by the FDA and we have applied for this designation by the EMEA for the ALL indication. In addition, our ongoing phase 1 clinical trial of MT110 may lead to data that provide for an early indication of its efficacy for the treatment of solid tumors.
•	Finance the Development of Our Product Candidates through Collaborations With Pharmaceutical and Biopharmaceutical Companies. We have established product development collaborations with Merck Serono for adecatumumab, MedImmune for MT111, blinatumomab and a new BiTE antibody, and Nycomed for MT203. In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma for a BiTE antibody for the treatment of solid tumors binding to an undisclosed target. In addition, we continue to seek licensing partners for some of our therapeutic antibodies. These collaborations generate revenues for us and enable an accelerated development path that would not be possible with our own financial resources.
•	Retain Value in Our Product Development Pipeline. We retained full commercialization rights for MT111 in Europe. In addition, we have retained an option to co-promote adecatumumab in Europe and the U.S. We intend to continue to pursue this partnering strategy in future collaborations. In addition, with the revenue generated in product development collaborations and funds received in financing transactions, we are funding the development of BiTE antibodies that are not partnered with other companies.

Intellectual Property

We actively seek patent protection for our proprietary technologies by filing patent applications in the United States, Europe and selected other countries. Our approach is to seek patent protection for the inventions that we consider important to the development of our business. Particularly for our BiTE antibody technology platform, our patent strategy aims to generate protection on different aspects of the technology. Our key goals are to expand the patent portfolio, generate patent protection for new product candidates, protect further developments of BiTE antibody-related technologies and harmonize our filing and prosecution strategy with respect to the portfolio.

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

As of December 31, 2008, we owned or have licensed approximately 35 U.S. patents, 43 U.S. patent applications, 169 foreign and international patents, and 250 foreign and international patent applications related to our technologies, compounds, and their use for the treatment of human diseases. For our own products, we expect patent expiration dates for composition of matter between 2018 and 2028, with the possibility of obtaining Supplemental Protection Certificates, which can extend patent protection for up to five years beyond the original expiration dates. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to products, uses, methods and compositions of matter in order to enhance our intellectual property position in the field of antibody therapeutics for the treatment of human diseases.

License Agreements and Collaborations

We have entered into several significant license and collaboration agreements for our research and development programs, as further outlined below. These agreements typically provide for the payment by us or to us of license fees, milestone payments, and royalties on net sales of product candidates developed and commercialized under these agreements.

Agreements Relevant for the BiTE Antibody Technology Platform

Research and License Agreement With Merck KGaA/Biovation

In August 2001, we entered into a research and license agreement with Biovation Limited, a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, under which Biovation used their proprietary technology and generated certain variants of the anti-CD3 single-chain antibody used in our BiTE antibodies with the aim of reducing the likelihood of potential immune responses upon administration of such molecules to human beings. We received and tested such deimmunized anti-CD3 domains in connection with our BiTE antibodies. We paid a license fee and research fees to Biovation and will make milestone payments and pay royalties on net sales of any BiTE products that include such deimmunized anti-CD3.

License Agreement With Enzon

In April 2002, we entered into a cross-license agreement with Enzon, Inc. (now Enzon Pharmaceuticals, Inc.) relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. This agreement was amended and restated by mutual agreement of the parties in June 2004. Under the cross-license agreement, we received a non-exclusive, royalty- bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE antibodies, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE antibodies. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

Each party is obligated to make milestone payments and pay royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which party owns the relevant patent(s). As noted above, however we do not owe a royalty under this agreement to Enzon on net sales of BiTE antibodies.

The term of the cross-license agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. Neither party has the right to unilaterally terminate the agreement without cause.

Agreements Relevant for Blinatumomab (MT103)

We entered into license and transfer agreements with certain individuals and research institutions to obtain certain intellectual property related to blinatumomab. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of blinatumomab.

Collaboration and License Agreement With MedImmune

In June 2003, we entered into a collaboration and license agreement with MedImmune to jointly develop blinatumomab. Under the terms of the collaboration and license agreement, MedImmune had the rights and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America. Under the agreement, MedImmune also has the right to develop other BiTE antibodies binding to specific antigens relevant for hematological cancers in addition to or instead of blinatumomab. In March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. Under the terms of the 2003 collaboration and license agreement, we will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be agreed upon by the parties. MedImmune will bear all of the costs incurred by us in conducting the research plan for this BiTE antibody, and will be responsible for all of the development costs of this BiTE antibody in North America. In addition, MedImmune will be required to make milestone payments upon the achievement of certain development milestone events related to the new antibody, and, if it receives marketing approval, to pay a royalty on net sales of this BiTE antibody in North America. We have retained all rights to this new BiTE antibody outside of North America, and have the right, at no cost to us, to use the data generated by MedImmune in the course of the development in North America for obtaining marketing approvals outside of North America.

MedImmune will be developing the new BiTE antibody in North America and we will be assuming responsibility for the worldwide development and commercialization of blinatumomab. However, under the terms of the 2003 collaboration and license agreement, MedImmune will remain obligated to develop the commercial scale manufacturing process for blinatumomab. Also, MedImmune will remain obligated to supply our requirements of blinatumomab for clinical trials. Further, upon the first marketing approval of blinatumomab in the United States, MedImmune will have a one-time option to reacquire the commercialization rights to blinatumomab in North America. If MedImmune were to exercise this option, it would be required to pay us all of the milestone payments that would have become due if MedImmune had developed blinatumomab in the United States, the global development costs incurred by us after the return of the rights to blinatumomab to us, and an additional payment calculated as a percentage of these development costs. In addition, MedImmune would then pay a royalty on net sales of blinatumomab in North America.

During the years ended December 31, 2008 and 2007, our collaboration for blinatumomab generated revenues to us of approximately 15% and 16% of our total revenues, respectively.

Agreements Relevant for MT111

BiTE Research Collaboration Agreement With MedImmune

In June 2003, we entered into a BiTE research collaboration agreement with MedImmune pursuant to which we have generated MT111. MedImmune is obligated to make milestone payments and pay royalties to us on net sales of MT111. Furthermore, we have exclusive rights to commercialize MT111 in Europe. MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials.

During the years ended December 31, 2008 and 2007, this collaboration generated revenues to us of approximately 9% and 16% of our total revenues, respectively.

Agreements Relevant for Adecatumumab (MT201)

Collaboration Agreement With Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was acquired by Merck KGaA and that is now called Merck Serono International S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Overall, the agreement provides for Merck Serono to pay up to $138.0 million in milestone payments, of which we have received $12.0 million to date, if adecatumumab is successfully developed and registered in the U.S., Europe and Japan in at least three different indications. The revenues from this collaboration agreement represented approximately 11% and 22% of our total revenues for the years ended December 31, 2008 and 2007, respectively.

Under the terms of the agreement, Merck Serono bears all costs of product development and manufacturing subject to our participation right as described below. The original agreement provided that, upon the completion of both phase 2 clinical studies in September 2006, Merck Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe. In November 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has decision making authority and operational responsibility for the ongoing phase 1b clinical trial that we expect to complete in 2009, as well as an additional phase 2 clinical trial that we expect to commence in the first half of 2009. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed upon budget. Further, under the amended agreement, we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe after the end of both the ongoing phase

1 clinical trial and the additional clinical trial. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for the ongoing phase 1 clinical trial and planned phase 2 clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

Agreements Relevant for MT293

License Agreement With TRACON Pharmaceuticals

In March 2007, we entered into an agreement with TRACON under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We have transferred to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON paid us an upfront license fee and is obligated to make development and sales milestone payments and to pay a royalty on worldwide net sales of MT293. In addition, TRACON made specified payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of MT293 when TRACON enters into the sublicense agreement. If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2008 and 2007, this collaboration generated approximately 1% and 12% of our total revenues, respectively.

Agreements Relevant for MT203

Collaboration and License Agreement With Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize GM-CSF and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million as of the payment date, and are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120.0 million, or $169 million using the exchange rate in effect at December 31, 2008, in the aggregate. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed will be responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2008 and 2007 the Nycomed collaboration generated approximately 57% and 26% of our total revenues, respectively.

Agreements Relevant for MT228

Sublicense Agreement With Morphotek

In December 2004, we entered into an exclusive sublicense agreement with Morphotek under which we granted Morphotek the right to evaluate certain antibodies, including MT228, and an option to obtain an exclusive worldwide sublicense. In December 2006, Morphotek exercised the option. Under the sublicense agreement, Morphotek has the obligation to perform development and achieve development milestones within specified timeframes. If Morphotek fails to achieve the milestones, we have the right to terminate the agreement, in which case Morphotek would be required to pay a termination fee. Morphotek paid us a license fee upon the execution of the option and is obligated to pay annual license maintenance fees, milestone payments, and royalties on the net sales of resulting products. Following commencement of phase 1 clinical trials and phase 2 clinical trials, we have the right to terminate and re-acquire Morphotek’s rights for North America at pre-defined terms. If Morphotek intends to sublicense the rights for countries outside of North America to third parties, we have a right of first refusal to license back these rights.

Agreements Relevant for MT204

License Agreement With Enzon

In June 2004, we entered into a license agreement with Enzon for an antibody program targeting IL-2, which had been developed by us and Enzon pursuant to a prior collaboration that has since been terminated. The agreement grants to us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay royalties to Enzon upon the sale of products targeting IL-2 using such patents or know-how.

Other Agreements

We are a party to license and patent acquisition agreements with various universities, research organizations and other third parties under which we have received licenses to or have acquired certain intellectual property, scientific know-how and technology. In consideration for the licenses received or the assignment of intellectual property rights made under these agreements, we are required to pay license and research support fees, milestone payments upon the achievement of specified success-based objectives or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

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

FDA Approval Process

In the United States, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, the FDA subjects products to rigorous review. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application (IND), which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and submission and approval of a New Drug Application (NDA), for a drug, or a

Biologics License Application (BLA), for a biologic. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product in targeted indications and identifies possible adverse effects and safety risks in a patient population that is usually larger than in phase 1 clinical trials. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed clinical trial sites. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the ethics committee responsible for overseeing the clinical trial sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The ethics committee at each clinical site may also require the clinical trial at that site to be halted, either temporarily or permanently, for the same reasons.

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

Employees

As of December 31, 2008, we had 124 employees of which 104 were full-time employees. As of that date, 82 full-time employees were engaged in research and development and 22 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Corporate History

We were incorporated in Delaware in 1998 under the name CancerVax Corporation and completed our initial public offering in 2003. In 2006, we completed a merger with Micromet AG, a privately-held German company, and changed our corporate name to Micromet, Inc.

Available Investor Information

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at http://www.micromet-inc.com. You can also request copies of such documents by contacting our Investor Relations Department at (240) 235-0250 or sending an email to investors@micromet-inc.com.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and the information incorporated herein by reference and those we may make from time to time. If any of the following risks actually occur, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Certain factors individually or in combination with others may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. You should also consider all other information contained in or incorporated by reference in this prospectus before deciding to invest in our common stock.

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability.

We have incurred losses from our inception through December 31, 2008, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

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

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:

•	continued progress in our research and development programs, as well as the scope of these programs;
•	our ability to establish and maintain collaborative arrangements for the discovery, research or development of our product candidates;
•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;
•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market;
•	our ability to sell shares of our common stock under our December 2008 committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	costs associated with litigation; and
•	competing technological and market developments.

We expect to seek funding through public or private financings or from existing or new collaborators with whom we enter into research or development collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

In December 2008, we entered into a CEFF with Kingsbridge, which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions. To date, we have not made any draw downs under the CEFF.

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

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations for any given period, will be based primarily on the following factors:

•	the status of development of our product candidates;
•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, the timing and accounting treatment of payments to us, if any, under those agreements, and the progress made by our strategic collaborators in moving forward the development of our product candidates;
•	whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with strategic collaborators and the timely payment by these collaborators of any amounts payable to us;
•	the addition or termination of research programs or funding support under collaboration agreements;
•	the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others;
•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;
•	the change in fair value of the common stock warrants issued to investors in connection with our 2007 private placement financing, remeasured at each balance sheet date using a Black-Scholes option-pricing model, with the change in value recorded as other income or expense; and
•	general market conditions affecting companies with our risk profile and market capitalization.

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

Substantially all of the outstanding shares of our common stock are eligible for resale in the public market. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive compensation plans and our employee stock purchase plan. In addition, any shares issued under our CEFF with Kingsbridge will be eligible for resale in the public market. These shares generally can be freely sold in the public market upon issuance. If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

Our stock price may be volatile, and you may lose all or a substantial part of your investment.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control. Among the factors that could cause material fluctuations in the market price for our common stock are:

•	our ability to successfully raise capital to fund our continued operations;
•	our ability to successfully develop our product candidates within acceptable timeframes;
•	changes in the regulatory status of our product candidates;
•	changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
•	the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE antibody technology platform;
•	announcements of the invalidity of, or litigation relating to, our key intellectual property;
•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;
•	announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic category as our product candidates;

•	events affecting our collaborators;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;
•	our ability to successfully complete strategic collaboration arrangements with respect to our product candidates, BiTE antibodies or our BiTE antibody platform;
•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or product development timelines;
•	changes in accounting principles;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel; and
•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Merck Serono, MedImmune, Nycomed and TRACON. In addition, we have an option, collaboration and license agreement with Bayer Schering Pharma, under which Bayer Schering may elect to commence a development collaboration for a BiTE antibody targeting a solid tumor until January 2010. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under collaborative and licensing arrangements will depend on, among other things, each collaborator’s efforts and allocation of resources.
•	All of our strategic collaboration and license agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If any of our collaborative partners were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.
•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us or programs licensed from us.
•	Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.
•	Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of changes in priorities, our collaborators decrease or fail to increase spending related to our product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical or biotechnology company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may incur delays in the development for these product candidates following any termination of the collaboration agreement, or we may need to reallocate financial resources that could cause delays in other development programs for our other product candidates.

As noted elsewhere in this report, pursuant to the terms of our collaboration and license agreement with MedImmune, MedImmune has notified us of its election to develop a new BiTE antibody and to discontinue the development of blinatumomab in North America. There can be no assurances that we will be able to successfully develop blinatumomab in North America, that such development will not be delayed as a result of contractual or financial constraints, that MedImmune will comply with its continuing obligations to develop the commercial scale manufacturing process for blinatumomab and to supply us with blinatumomab for clinical trials, that we would be successful in enforcing MedImmune’s continuing obligations under the collaboration and license agreement, or that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner if we desire to do so.

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

We previously have reported that the phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We are continuing the development of adecatumumab in a phase 1b clinical trial in combination with docetaxel with escalating doses of adecatumumab to investigate the tolerability and the safety of this combination. If the combination of adecatumumab with docetaxel proves not to be tolerable or safe or if no higher serum levels of adecatumumab compared to previous clinical trials can be administered safely or if sufficient anti-tumor activity cannot be shown in this or future clinical trials, we and our collaborator Merck Serono may decide to abandon all or part of the development program of adecatumumab and as a result we may experience a material adverse impact on our business prospects.

There can be no assurance that our current continuous infusion phase 1 clinical trial of blinatumomab (MT103) will establish a dose that is safe and tolerable.

We are conducting a phase 1 dose finding clinical trial designed to evaluate the safety and tolerability of a continuous intravenous infusion of blinatumomab over four to eight weeks at different dose levels in patients with relapsed non-Hodgkin’s lymphoma. The most frequent adverse side effects related to the administration of blinatumomab were lymphopenia, leukopenia, fever and elevation of liver enzymes; a complete list of the side effects is provided in a scientific article published in the August 2008 issue of Science magazine. In our clinical trials, most of these side effects were fully reversible and many resolved under treatment. Treatment with blinatumomab was discontinued permanently in some patients due to adverse events that included infections, central nervous system (CNS) events, and liver enzyme increases. Importantly, all of the CNS events resolved, either after cessation of treatment or with continued treatment with blinatumomab. We also have seen objective tumor responses at the 15 microgram per square meter and above daily dose level. While the preliminary data suggest that blinatumomab has anti-tumor activity, there can be no assurance that we will not encounter unacceptable adverse events during the continued dose escalation of our ongoing, continuous-infusion phase 1 clinical trial or that the preliminary suggestion of anti-tumor activity will be confirmed during the ongoing or any future study.

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

In addition, our product candidates may have different efficacy profiles in certain clinical indications, sub-indications or patient profiles, and an election by us or our collaborators to focus on a particular indication, sub-indication or patient profile may result in a failure to capitalize on other potentially profitable applications of our product candidates.

We rely heavily on third parties for the conduct of preclinical studies and clinical trials of our product candidates, and we may not be able to control the proper performance of the studies or trials.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMEA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of preclinical studies and clinical trials of our product candidates.

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

To the extent that we or our collaborators are able to successfully complete the clinical development of a product candidate, we or our collaborators will be required to obtain approval by the FDA, EMEA or other regulatory authorities prior to marketing and selling such product candidate in the United States, the European Union or other countries. The process of preparing and filing applications for regulatory approvals with the FDA, EMEA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities, is lengthy and expensive, and may require two years or more. This process is further complicated because some of our product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow.

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

We and our collaborators are subject to governmental regulations in addition to those imposed by the FDA and EMEA, and we or our collaborators may not be able to comply with these regulations. Any non-compliance could subject us or our collaborators to penalties and otherwise result in the limitation of our operations.

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates as well as the efficacy, safety and cost-effectiveness of any competing products will determine in part the availability and level of reimbursement. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. Given recent federal and state government initiatives directed at lowering the total cost of healthcare in the United States, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates were unavailable or limited in scope or amount or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.

Another development that may affect the pricing of drugs in the United States is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any product candidates that we may commercialize, or require us to lower the price of our product candidates then on the market that face competition from lower-priced supplies of that product from other countries. These factors would negatively affect our projected and actual revenues and our prospects for profitability.

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

Our product candidates, if successfully developed and approved by the regulatory authorities, may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects;
•	the timing of market entry relative to competitive treatments;
•	cost effectiveness;
•	effectiveness of our marketing and pricing strategy for any product candidates that we may develop;
•	publicity concerning our product candidates or competitive products;
•	the strength of marketing and sales support; and
•	our ability to obtain third-party coverage or reimbursement.

If any product candidates for which we may receive marketing approval fail to gain market acceptance, our ability to generate product revenue in the future will be adversely affected.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs and related devices. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If any of our product candidates is approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we will be exposed to significant liabilities, which may cause a loss of revenue or otherwise harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, injury to our reputation, or reduced acceptance of our product candidates in the market. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

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

To date, we have sought to protect our proprietary positions related to our important technology, inventions and improvements by filing patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution that might lead to a scope of protection which is of minor value for a particular product candidate. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Patents might be invalidated in national jurisdictions. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Products or technology could also be copied by competitors after expiration of the patent life. Furthermore, claims of employees or former employees of Micromet related to their inventorship or compensation pursuant to the German Act on Employees’ Inventions may lead to legal disputes.

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

From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided in the United States by 35 U.S.C. § 271(e) and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to several areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. The pending patent applications may also result in patents being issued. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. All issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries. Issued patents held by others may therefore limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction. For example, we are aware that GlaxoSmithKline holds a European patent covering the administration of adecatumumab in combination with docetaxel, which is the combination that we are currently testing in a phase 1b clinical trial. We have filed an opposition proceeding against this patent with the European Patent Office seeking to have the patent invalidated. We may not be successful in this proceeding, and if it is not resolved in our favor, we could be required to obtain a license under this patent from GlaxoSmithKline, which we may not be able to obtain on commercially reasonable terms, if at all.

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

If a third party brings a patent infringement suit against us and we do not settle the patent infringement suit and are not successful in defending against the patent infringement claims, we could be required to pay substantial damages or we or our collaborators could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. We or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. However, there can be no assurance that any such license would be available on acceptable terms or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

Risks Relating to Manufacturing and Sales of Products

We depend on our collaborators and third-party manufacturers to produce most, if not all, of our product candidates and if these third parties do not successfully manufacture these product candidates, or do not follow current good manufacturing practices or do not maintain their facilities in accordance with these practices, our product development and commercialization efforts may be harmed.

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

Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMEA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMEA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on, a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current corporate headquarters are located in Bethesda, Maryland, and consist of approximately 4,000 square feet of office space leased under a 5-year operating lease that commenced in 2007. Our former headquarters are located in Carlsbad, California, and consist of 61,618 square feet leased under an operating lease running through 2012. We sublet the entire Carlsbad facility pursuant to a sublease agreement and a subsequent amendment executed in 2006 and 2007, respectively. These agreements expire in 2012.

We also maintain a research and development facility of approximately 81,200 square feet located in Munich, Germany, which is leased under a 10-year operating lease that commenced in July 2002. We have options to renew this lease for additional periods of five years. We entered into a sublease agreement during 2007 to sublease a portion of this facility for a period of three years. We also entered into an agreement with the lessor to receive a subsidy in the aggregate amount of approximately €365,000, or $515,000 at the exchange rate in effect on December 31, 2008, a decreasing portion of which we would be required to repay in the event that we terminate the lease for our Munich facility prior to December 2010.

We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to support our growth in personnel.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “MITI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2007
First Quarter	$4.75	$2.31
Second Quarter	$3.74	$2.26
Third Quarter	$2.95	$1.80
Fourth Quarter	$2.21	$1.22
Year Ended December 31, 2008
First Quarter	$2.42	$1.30
Second Quarter	$2.90	$1.80
Third Quarter	$7.74	$2.57
Fourth Quarter	$5.50	$3.29

As of March 5, 2009, there were approximately 218 holders of record of our common stock.

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

Ongoing Business Activities

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development. Our BiTE antibody blinatumomab, also known as MT103, is being evaluated in a phase 2 clinical trial for the treatment of patients with ALL and in a phase 1 clinical trial for the treatment of patients with NHL. We were previously developing blinatumomab in collaboration with MedImmune LLC, a wholly owned subsidiary of AstraZeneca plc. As described in further detail under “Research and Development” below, in March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. We will continue the development of blinatumomab in Europe as planned, and are evaluating our strategy for the development of blinatumomab in the United States. A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors. MT110 binds to EpCAM, which is overexpressed in many solid tumors. Our human monoclonal antibody adecatumumab, also known as MT201, also binds to EpCAM and is being developed under a collaboration with Merck Serono. Current clinical development of this antibody includes an ongoing phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer. In the first half of 2009, we expect to initiate a multi-center, randomized, controlled phase 2 trial with adecatumumab in CRC patients after complete resection of liver metastases. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

In addition to the four antibodies described above, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. We expect our partner Nycomed to commence a phase 1 clinical trial of MT203 in 2009. We also expect our licensee Morphotek, a wholly-owned subsidiary of Eisai, to initiate a first phase 1 clinical trial in 2009 with MT228, a glycolipid-binding human antibody developed under a license from us, for the treatment of melanoma. In January 2009, we entered into an agreement with Bayer Schering Pharma AG under which we have granted Bayer Schering Pharma an exclusive option to license a specified BiTE antibody against an undisclosed solid tumor target. In addition, we have generated and will continue to generate novel BiTE antibodies with our BiTE antibody platform technology. BiTE antibodies targeting CEA, MSCP, CD33, HER2, EGFR and other target antigens are in various stages of early development.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require many years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the FDA or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

Since our inception, we have financed our operations through private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements and, more recently, private placements of common stock and associated warrants. We intend to continue to seek funding through public or private financings in the future. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we are successful in raising additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we will be successful in raising additional capital on acceptable terms, or at all.

Research and Development

Through December 31, 2008, our research and development expenses consisted of costs associated with the clinical development of adecatumumab and blinatumomab, as well as development costs incurred for MT110 and MT203, research activities under our collaborations with MedImmune and Nycomed, and research conducted with respect to the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. Except for payments made for services rendered, we charge all research and development expenses to operations as incurred.

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

Under our collaboration agreement with Merck Serono, we have received $22.0 million in up-front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement, we and Merck Serono agreed that Micromet would continue to conduct an ongoing phase 1 clinical trial testing the safety of adecatumumab in combination with docetaxel in patients with metastatic breast cancer. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has all decisionmaking authority and operational responsibility for the ongoing phase 1 clinical trial, as well as an additional phase 2 clinical trial to be conducted by us and which we expect to commence in 2009. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed-upon budget.

During 2007 and 2008, we developed blinatumomab under a collaboration and license agreement entered into with MedImmune in 2003. Under this agreement, MedImmune reimbursed a portion of the clinical development costs incurred by us in our clinical trials in Europe. Under the terms of the agreement, MedImmune had the rights and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America. MedImmune was also granted the right to develop other BiTE antibodies binding to specific antigens relevant for hematological cancers in addition to or instead of blinatumomab. In March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. Under the terms of the 2003 collaboration and license agreement, we will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be agreed upon by the parties. MedImmune will bear all of the costs incurred by us in conducting the research plan for this BiTE antibody, and will be responsible for all of the development costs of this BiTE antibody in North America. In addition, MedImmune will be required to make milestone payments upon the achievement of certain development milestone events related to the new antibody, and, if it receives marketing approval, to pay a royalty on net sales of this BiTE antibody in North America. We have retained all rights to this new BiTE antibody outside of North America, and have the right, at no cost to us, to use the data generated by MedImmune in the course of the development in North America for obtaining marketing approvals outside of North America.

MedImmune will be developing the new BiTE antibody in North America and we will be assuming responsibility for the worldwide development and commercialization of blinatumomab. However, under the terms of the 2003 collaboration and license agreement, MedImmune will remain obligated to develop the commercial scale manufacturing process for blinatumomab at its cost. Also, MedImmune will remain obligated to supply our requirements of blinatumomab for the clinical trials inside and outside of North America. Further, upon the first marketing approval of blinatumomab in the United States, MedImmune will have a one-time option to reacquire the commercialization rights to blinatumomab in North America. If MedImmune were to exercise this option, it would be required to pay us all of the milestone payments that would have become due if MedImmune had developed blinatumomab in the United States, the global development costs incurred by us after the return of the rights to blinatumomab to us, and an additional payment calculated as a percentage of these development costs. In addition, MedImmune would then pay a royalty on net sales of blinatumomab in North America.

A second agreement with MedImmune under which MedImmune is developing MT111 provides for potential future milestone payments and royalty payments based on future sales of MT111. The potential milestone payments are subject to the successful completion of development and obtaining marketing approval in one or more national markets.

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

Revenue Recognition

Our revenues generally consist of licensing fees, milestone payments, royalties and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue on up-front payments over the expected life of the development period and collaboration agreement on a straight-line basis. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.

We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2008, we have not received or recognized any royalty payments.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development period and collaboration agreement on a straight-line basis.

Goodwill

We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash inflows from product sales and other sources, and developing appropriate discount rates and success probability rates by project. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of the merger between Micromet AG and CancerVax in 2006, we recorded $6.5 million of goodwill on our consolidated balance sheet. In the fourth quarter of 2008, we performed our annual goodwill impairment assessment in accordance with SFAS No. 142 and determined that the carrying amount of this goodwill was recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

Impairment of Long-Lived and Identifiable Intangible Assets

The evaluation for impairment of long-lived and intangible assets requires significant estimates and judgment by management. Subsequent to the initial recording of long-lived and intangible assets, we must test such assets for impairment when indicators of impairment are present. When we conduct our impairment tests, factors that are important in determining whether impairment might exist include assumptions regarding our underlying business and product candidates and other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other external factors, could result in impairment. Such impairment charge, if any, could have a material adverse effect on our results of operations.

Stock-Based Compensation

We estimate the fair value of share-based compensation awards on the grant date in accordance with SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option-pricing model. We apply the provisions of SAB Nos. 107 and 110 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB Nos. 107 and 110. SFAS No. 123(R) also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2008 was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

Common Stock Warrants Liability

In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we classify warrants as liabilities when the potential for a net cash settlement to the holders of the warrants exists, even if remote. EITF 00-19 also requires that the warrants be revalued at the end of each reporting period until the warrants are exercised or expire. We adjust the instruments to their current fair value using the Black-Scholes option pricing model formula at each reporting period end, with any resulting change in value recorded in the statement of operations.

Recent Accounting Standards and Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivatives and Hedging Activities. EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock, which is a requirement necessary to comply with the scope exception under SFAS No. 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments.

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however, we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired company at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact of adopting SFAS No. 141(R) on our future consolidated financial statements will depend on the magnitude and frequency of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The retrospective presentation and disclosure requirements of SFAS No. 160 will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009 and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of December 31, 2008, we do not have any consolidated subsidiaries in which there is a noncontrolling interest. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2008 and December 31, 2007

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Year Ended December 31,
	2008	2007
Collaborative R&D revenue:
Nycomed	$15.5	$4.8
MedImmune	6.9	6.0
Merck Serono	3.0	4.1
TRACON	0.3	2.2
Other	0.2	0.3
Total collaborative R&D revenue	25.9	17.4
License and other revenue	1.4	1.0
Total revenues	$27.3	$18.4

Collaborative R&D Revenue.  Collaborative R&D revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Nycomed.  Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period. The Nycomed collaboration commenced during the middle of 2007, and full clinical activities did not commence until the fourth quarter of 2007, which accounts for the increase in 2008 over 2007. As this program progresses from the pre-clinical stage to clinical trials, the responsibility for the development work will shift to Nycomed. Therefore we expect 2009 revenues and costs under this collaboration to be significantly lower than in 2008.

MedImmune.  Collaborative research and development revenues from MedImmune represent MedImmune’s share of the costs of clinical development of blinatumomab and its full cost responsibility for the development of MT111. The increase in MedImmune revenue was due to increases in the work performed under our blinatumomab program in 2008 of $0.9 million, while revenues under the MT111 program of $2.8 million in 2008 were consistent with those of the prior year. As described elsewhere in this report, in March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. Under the terms of the collaboration and license agreement with MedImmune, we will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be agreed upon by the parties. MedImmune will reimburse us for all of the costs incurred by us in conducting the research plan for the new BiTE antibody. We expect a decrease in revenue from MedImmune as the activities expected to be conducted in 2009 and 2010 with respect to the new BiTE antibody will be less costly in the initial stages than the clinical development of blinatumomab.

Merck Serono.  Collaborative research and development revenues from Merck Serono reflect Merck Serono’s full cost responsibility for the adecatumumab program. The decrease in revenue for 2008 results from amendments to our collaboration agreement with Merck Serono that had the effect of lengthening the time over which revenue is recognized for the phase 1 study of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2011. We expect 2009 revenues to be consistent with those of 2008.

TRACON.  Collaborative research and development revenues from TRACON reflect TRACON’s full cost responsibility for the MT293 program. The TRACON revenue during 2007 represents the sale of clinical material, cell banks, and toxicology materials transferred under the terms of our agreement with TRACON, miscellaneous pass-through expenses and the portion of the up-front payment received from TRACON that is being recognized over a 15-year period. We expect 2009 revenues to be consistent with those of 2008.

License and Other Revenue.  License and other revenue consists primarily of revenues under licenses of patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc. We recognized $1.3 million and $0.9 million in revenues related to these license agreements for the years ended December 31, 2008 and 2007, respectively.

Research and Development Expenses.  Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses were mainly incurred for production of GMP-grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. Except for payments made in advance of services rendered, we expense research and development costs as incurred. Payments made in advance of services are recognized as research and development expense as the related services are incurred.

Research and development expenses were $39.2 million and $29.2 million for the years ended December 31, 2008 and 2007, respectively. Increases in manufacturing expenses of $5.5 million and preclinical services of $1.8 million primarily related to our MT203 program, while increases in clinical expenses of $0.6 million for our blinatumomab program and $0.5 million for our MT110 program and an overall increase in personnel expenses of $1.3 million, primarily due to headcount, account for the remainder of the increase.

Spending on direct external expenses by major program, including those described above, for the years ended December 31, 2008 and 2007 were as follows (in thousands):

Major Program:	2008	2007
Blinatumomab	$2,308	$1,699
MT110	1,438	1,342
Adecatumumab	1,314	1,361
MT203	8,503	1,707
Total	$13,563	$6,109

General and Administrative Expenses.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses were $14.2 million and $14.4 million for the years ended December 31, 2008 and 2007, respectively. Facility charges decreased by $1.0 million primarily due to an adjustment to our lease exit liability recorded in 2007 related to our former corporate headquarters. This decrease was offset by an increase of $0.7 million in audit and tax services and an increase of $0.5 million in depreciation charges related to leasehold improvements made for the Roche sublease of our Munich facility.

Interest Expense.  Interest expense for the years ended December 31, 2008 and 2007 was $0.2 million and $0.5 million, respectively. The decrease was due to our repayment of our silent partnership debt in July 2008.

Change in Fair Value of Common Stock Warrants Liability.  Under the terms of the warrants issued in connection with a private placement that closed in June 2007, if, at any time while any of the warrants is outstanding, we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we (or any successor entity) are obligated to purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is recorded as a component of other (expense), while decreases in our stock price cause the liability to decrease, which is recorded as a component of other income. The expense of $8.1 million recorded during 2008 represents an increase in the fair value of the warrants as of December 31, 2008 as compared to their value on December 31, 2007. The income of $1.8 million recorded during 2007 represents a decrease in the fair value of the warrants as of December 31, 2007 as compared to their value on June 22, 2007, the date of issuance.

Other Income (Expense).  Other income (expense) includes foreign currency transaction gains (losses) and miscellaneous other items. Other income (expense) for the year ended December 31, 2008 was $0.4 million, compared to $2.9 million for the year ended December 31, 2007. The decrease results from two items recorded during 2007: a release of $1.5 million of recorded obligations to an unrelated party in exchange for the return of ex-U.S. rights to technology which we no longer intended to pursue, and a refund of withholding taxes of $1.1 million that we received from the German tax authorities.

Liquidity and Capital Resources

We had cash and cash equivalents of $46.2 million and $27.1 million as of December 31, 2008 and 2007, respectively. The increase in 2008 is primarily due to a private placement financing that we closed in October 2008, which yielded net proceeds to us of $37.2 million.

Net cash used in operating activities was $15.7 million for the year ended December 31, 2008, compared to $14.3 million used in operating activities for the year ended December 31, 2007. The majority of the cash used was to fund our ongoing research and development efforts that resulted in a net loss of $33.2 million. Net cash flow from operations was adjusted by $15.5 million for non-cash expenses, including $8.1 million related to the change in the fair value of warrants, $3.4 million for stock-based compensation and $3.7 million for depreciation and amortization. For 2007, the non-cash items included a gain related to the change in the fair value of warrants of $1.8 million, $3.7 million for stock-based compensation expenses and $3.2 million for depreciation and amortization. Changes in working capital during 2008 included net collections on accounts receivable of $1.3 million. For 2007, significant working capital changes included up-front payments from collaborators of $8.2 million from Nycomed and $1.5 million from TRACON, less decreases in accounts payable of $4.9 million and increases in accounts receivable of $2.1 million.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2008, compared to $1.2 million used in investing activities for the year ended December 31, 2007. The decrease is due to lower investment in property and equipment during 2008 as compared to 2007. Most of these expenditures during 2007 related to leasehold improvements in conjunction with the Roche sublease of our Munich facility.

Net cash provided by financing activities was $36.0 million for the year ended December 31, 2008, compared to $17.8 million provided by financing activities for the year ended December 31, 2007. Our October 2008 private placement of common stock and warrants resulted in net proceeds of approximately $37.2 million, while a June 2007 private placement resulted in net proceeds of $23.5 million. In addition, we received $1.4 million during 2008 from stock option and warrant exercises. We also repaid $2.5 million in silent partnership debt during 2008 as compared to repayments of $5.6 million during 2007.

To date, we have funded our operations through proceeds from private placements of preferred stock, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and, most recently, through private placements of common stock and associated warrants.

We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may wish to raise substantial funds through the sale of our common stock or raise additional funds through debt financing or through additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second half of 2010, without considering any potential future milestone payments that we may receive under any new collaborations we may enter into in the future, any future capital raising transactions or any drawdowns from our CEFF with Kingsbridge Capital Limited. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Failure to obtain adequate financing may adversely affect our operating results or our ability to operate as a going concern.

Our future capital uses and requirements depend on numerous forward-looking factors and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in this report. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the number, scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;
•	the terms and timing of any corporate collaborations that we may establish, and the success of these collaborations;
•	the cost, timing and outcomes of regulatory approvals;
•	the number and characteristics of product candidates that we pursue;
•	the cost and timing of establishing manufacturing, marketing and sales, and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our product candidates;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We are parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of December 31, 2008, we had $3.1 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Contractual Obligations

We have contractual obligations related to our facility lease, research agreements and financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2008 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$17,861	$5,033	$10,259	$2,569	$—
Long-term debt – MedImmune	2,157	—	2,157	—	—
Contractual payments under licensing and research and development agreements	471	100	147	150	74
Capital leases	360	86	116	107	51
	$20,849	$5,219	$12,679	$2,826	$125

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our ability to draw down under the CEFF and the availability of financing generally, the efficacy, safety and intended utilization of our product candidates, the development of our BiTE antibody technology, the return of development and commercialization rights to blinatumomab in North America to us, the future development of blinatumomab by us and the future development of a new BiTE antibody under our collaboration with MedImmune, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, future research and clinical trials and plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “deem,” “should,” “would” “assume,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing and success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations; competition from other pharmaceutical or biotechnology companies; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

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

As a result, our financial results and capital resources may be affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2008, we had U.S. dollar-denominated cash and cash equivalents of $43.7 million and Euro-denominated liabilities of approximately €12.9 million. The Euro amount as of December 31, 2008 is equivalent to approximately $18.2 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the year ended December 31, 2008 (in thousands)	$1,452	$2,178	$2,904

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2008, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). We assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP has audited and reported on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report of our independent registered public accounting firm is contained in this annual report.

Signature	Title	Date
/s/ Christian Itin Christian Itin	Chief Executive Officer (Principal Executive Officer)	March 16, 2009
/s/ Barclay A. Phillips Barclay A. Phillips	Chief Financial Officer (Principal Financial Officer)	March 16, 2009

Changes in Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited Micromet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion Micromet, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the 2008 consolidated financial statements of Micromet, Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the heading “Executive Compensation” and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3.3(7)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant
3.4(25)	Amended and Restated Bylaws effective October 3, 2007
4.1(26)	Form of Specimen Common Stock Certificate
4.2(7)	Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004
4.3(11)	First Amendment to Rights Agreement, by and between the Registrant and Mellon Investor Services LLC, dated as of March 17, 2006
4.4(20)	Second Amended and Restated Note, in favor of MedImmune Ventures, Inc., dated as of December 27, 2006
4.5(21)	Form of Warrant to Purchase Common Stock, dated May 5, 2006
4.6(15)	Securities Purchase Agreement, by and among the Registrant and funds affiliated with NGN Capital LLC, dated as of July 21, 2006
4.7(15)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006
4.8(23)	Securities Purchase Agreement by and among the Registrant and the Investors listed therein, dated June 19, 2007
4.9(23)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated June 19, 2007
4.10(23)	Warrant to Purchase Common Stock, dated June 19, 2007
4.11(23)	Alternate Warrant to Purchase Common Stock, dated June 19, 2007
4.12(29)	Securities Purchase Agreement by and among the Registrant and the Investors listed therein, dated September 29, 2008
4.13(29)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated September 29, 2008
4.14(29)	Form of Warrant to Purchase Common Stock dated October 2, 2008
4.15(29)	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008
4.16(30)	Common Stock Purchase Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.17(30)	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.18(17)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006
4.19(30)	Warrant to Purchase Common Stock dated December 1, 2008 and issued to Kingsbridge Capital Limited
10.1(19)(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006

Exhibit Number	Description
10.2(28)(#)	Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated August 30, 2008
10.3(#)	Amendment No. 1 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated November 18, 2008
10.4(#)	Amendment No. 2 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated December 23, 2008
10.5(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Matthias Alder, dated December 23, 2008
10.6(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, dated December 23, 2008
10.7(21)(#)	Executive Employment Agreement, by and between the Registrant and Carsten Reinhardt, dated June 2, 2006
10.8(21)(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006
10.9(21)(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006
10.10(18)(#)	Compensation Arrangement with David F. Hale
10.11(27)(#)	2008 Management Incentive Compensation Plan
10.12(21)(#)	Non-Employee Director Compensation Policy
10.13(2)(#)	Third Amended and Restated 2000 Stock Incentive Plan
10.14(4)(#)	Employee Stock Purchase Plan
10.15(5)(#)	Amended and Restated 2003 Equity Incentive Award Plan
10.16(21)(#)	2006 Equity Incentive Award Plan
10.17(2)(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers
10.18(21)(@)	Lease Agreement between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended
10.19(1)	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001
10.20(13)	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006
10.21(1)	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999
10.22(1)	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000
10.23(1)	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001
10.24(1)	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002
10.25(9)	Third Amendment to Lease, by and between the Registrant and CA-Marina Business Center Limited Partnership, entered into as of November 14, 2003
10.26(10)	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005

Exhibit Number	Description
10.27(14)	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006
10.28(12)	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006
10.29(22)	Amendment No. 1 to Sublease Agreement dated April 24, 2007 by and between Micromet, Inc. and Genoptix, Inc.
10.30(24)	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership
10.31(24)(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH
10.32(21)(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006
10.33(21)(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004
10.34(21)(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.35(21)(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.36(21)(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005
10.37(21)(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005
10.38(21)(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10.39(21)(%)	Collaboration and License Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10.40(6)(%)	Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of October 15, 2004
10.41(12)(%)	First Amendment to Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly-owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of June 10, 2006
10.42(3)(%)	License Agreement, by and between the University of Southern California and Cell-Matrix, Inc. f/k/a Bio-Management, Inc., dated September 19, 1999
10.43(21)(%)	First Amendment to License Agreement, by and between the University of Southern California and Cell-Matrix, Inc., dated as of February 23, 2007
10.44(22)(%)	License Agreement dated March 14, 2007 by and between Cell-Matrix, Inc. and TRACON Pharmaceuticals, Inc.
10.45(26)(%)	Second Amendment to the Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA
10.46(24)(+)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

Exhibit Number	Description
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young AG WPG
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) filed with the Securities and Exchange Commission on August 14, 2003
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) filed with the Securities and Exchange Commission on September 16, 2003
(3)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) filed with the Securities and Exchange Commission on October 24, 2003
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-110085) filed with the Securities and Exchange Commission on October 30, 2003
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2003
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-120579) filed filed with the Securities and Exchange Commission on November 17, 2004
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2006
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008
&	Indicates that the exhibit is an English translation of a foreign language document
@	Indicates that the exhibit is an English summary of a foreign language document
#	Indicates management contract or compensatory plan
%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMET, INC.
Dated: March 16, 2009	By: /s/ Christian Itin Christian Itin President and Chief Executive Officer (Principal Executive Officer)
By: /s/ Barclay A. Phillips Barclay A. Phillips Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Name	Title	Date
/s/ Christian Itin Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ Barclay A. Phillips Barclay A. Phillips	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 16, 2009
/s/ Jerry C. Benjamin Jerry C. Benjamin	Director	March 16, 2009
/s/ John E. Berriman John E. Berriman	Director	March 16, 2009
/s/ Michael G. Carter Michael G. Carter	Director	March 16, 2009
/s/ Peter Johann Peter Johann	Director	March 16, 2009
/s/ Joseph P. Slattery Joseph P. Slattery	Director	March 16, 2009
/s/ Otello Stampacchia Otello Stampacchia	Director	March 16, 2009
/s/ Kapil Dhingra Kapil Dhingra	Director	March 16, 2009

MICROMET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited the accompanying consolidated balance sheet of Micromet, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited the accompanying consolidated balance sheet of Micromet, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young AG WPG

Munich, Germany
March 13, 2008

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In Thousands, Except Par Value)
ASSETS
Current assets:
Cash and cash equivalents	$46,168	$27,066
Accounts receivable	3,424	4,689
Prepaid expenses and other current assets	1,950	2,579
Total current assets	51,542	34,334
Property and equipment, net	3,322	4,390
Goodwill	6,462	6,462
Patents, net	5,250	7,680
Other long-term assets	959	196
Restricted cash	3,140	3,190
Total assets	$70,675	$56,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710	$2,335
Accrued expenses	6,492	5,285
Common stock warrants liability	12,294	5,218
Current portion of long-term debt obligations	—	2,401
Current portion of deferred revenue	4,054	3,360
Total current liabilities	23,550	18,599
Deferred revenue, net of current portion	7,555	8,366
Other non-current liabilities	2,025	2,055
Long-term debt obligations, net of current portion	2,157	2,254
Commitments
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 50,913 and 40,778 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	227,806	184,014
Accumulated other comprehensive income	5,749	5,895
Accumulated deficit	(198,169)	(164,933)
Total stockholders’ equity	35,388	24,978
Total liabilities and stockholders’ equity	$70,675	$56,252

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
	(In Thousands, Except per Share Amounts)
Revenues:
Collaboration agreements	$25,870	$17,366
License fees and other	1,416	1,018
Total revenues	27,286	18,384
Operating expenses:
Research and development	39,189	29,191
General and administrative	14,163	14,430
Total operating expenses	53,352	43,621
Loss from operations	(26,066)	(25,237)
Other income (expense):
Interest expense	(222)	(509)
Interest income	740	938
Change in fair value of common stock warrants liability	(8,064)	1,750
Other income (expense), net	377	2,932
Net loss	$(33,235)	$(20,126)
Basic and diluted net loss per common share	$(0.77)	$(0.55)
Weighted average shares used to compute basic and diluted net loss per share	43,309	36,362

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivables	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In Thousands)
Balance at December 31, 2006	31,419	$1	$163,482	$(27)	$5,869	$(144,807)	$24,518
Payments received for stock subscription receivable	—	—	—	27	—	—	27
Issuance of shares in connection with private placement, net of offering costs of $1,895	9,217	1	16,504	—	—	—	16,505
Exercise of stock options	54	—	90	—	—	—	90
Issuance of shares in connection with employee severance payment	83	—	250	—	—	—	250
Issuance of shares in connection with compensation for board of director fees	5	—	14	—	—	—	14
Stock-based compensation expense	—	—	3,674	—	—	—	3,674
Comprehensive loss:
Net loss	—	—	—	—	—	(20,126)	(20,126)
Foreign currency translation adjustment	—	—	—	—	26	—	26
Total comprehensive loss	—	—	—	—	—	—	(20,100)
Balance at December 31, 2007	40,778	$2	$184,014	$—	$5,895	$(164,933)	$24,978
Issuance of shares in connection with private placement, net of offering costs of $2,790	9,412	—	37,210	—	—	—	37,210
Exercise of stock options	543	—	987	—	—	—	987
Exercise of stock warrants	180		1,409				1,409
Stock-based compensation expense	—	—	3,367	—	—	—	3,367
Issuance of warrants in connection with Committed Equity Financing Facility	—	—	818	—	—	—	818
Comprehensive loss:
Net loss	—	—	—	—	—	(33,235)	(33,235)
Foreign currency translation adjustment	—	—	—	—	(146)	—	(146)
Total comprehensive loss	—	—	—	—	—	—	(33,381)
Balance at December 31, 2008	50,913	$2	$227,805	$—	$5,749	$(198,168)	$35,388

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net loss	$(33,235)	$(20,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,732	3,192
Non-cash interest on long-term debt obligations	352	564
Net gain on debt restructuring	—	(270)
Non-cash change in fair value of common stock warrants liability	8,064	(1,750)
Stock-based compensation expense	3,367	3,674
Net loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,324	(2,136)
Prepaid expenses and other current assets	683	(149)
Accounts payable, accrued expenses and other liabilities	(416)	(4,924)
Deferred revenue	454	7,651
Net cash used in operating activities	(15,675)	(14,273)
Cash flows from investing activities:
Proceeds from repayment of loans to employees	—	67
Purchases of property and equipment	(468)	(1,265)
Restricted cash used as collateral	15	(48)
Net cash used in investing activities	(453)	(1,246)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	37,210	23,474
Proceeds from exercise of stock options	987	90
Proceeds from exercise of warrants	421	—
Proceeds from stock subscription receivable	—	27
Principal payments on debt obligations	(2,466)	(5,590)
Principal payments on capital lease obligations	(186)	(156)
Net cash provided by financing activities	35,966	17,845
Effect of exchange rate changes on cash and cash equivalents	(736)	439
Net increase in cash and cash equivalents	19,102	2,765
Cash and cash equivalents at beginning of period	27,066	24,301
Cash and cash equivalents at end of period	$46,168	$27,066
Supplemental disclosure of cash flow information:
Cash paid for interest	1,137	2,160
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$219	$294
Issuance of warrants in connection with equity transactions and Committed Equity Financing Facility	$818	$6,969
Issuance of shares in lieu of cash compensation	$—	$264
Cashless exercise of warrants	$988	$—

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Overview

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in earlier stages of preclinical development. To date, we have incurred significant research and development expenses and have not achieved any revenues from product sales.

Note 2. Basis of Presentation

Unless otherwise noted, all financial information is that of Micromet, Inc. and our wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; Tarcanta, Inc.; Tarcanta Limited; and Cell-Matrix, Inc. Substantially all of our operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc.

Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of the Micromet, Inc. and its subsidiaries as a whole. The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2008, we had an accumulated deficit of $198.2 million, and we expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. These conditions create substantial doubt about our ability to continue as a going concern. We are continuing our efforts in research and development, preclinical studies and clinical trials of our drug candidates. These efforts, and obtaining requisite regulatory approval prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required to manufacture, market and distribute our products in order to achieve a level of revenues adequate to support our cost structure. Management believes we have sufficient resources to fund our required expenditures into the second half of 2010, without considering any potential milestone payments that we may receive under current or future collaborations, any future capital raising transactions or drawdowns from the committed equity financing facility with Kingsbridge Capital Limited.

Note 3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

As of December 31, 2008 and 2007, we had a total of $3.1 million and $3.2 million, respectively, of certificates of deposit that are classified as non-current restricted cash.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

Fair Value Measurements

We include expanded disclosures about fair value measurements pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which we adopted on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value as described by SFAS 157 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

As described in detail in Note 16, SFAS 157 establishes a three-level fair value hierarchy with respect to inputs (assumptions) utilized in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (level 1). When observable inputs are unavailable, SFAS 157 permits the use of unobservable inputs, inputs that we believe a market participant would use in pricing (level 2). Unobservable inputs are given the lowest priority within the hierarchy (level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the measurement. We have categorized financial assets and liabilities measured at fair value within the fair value hierarchy.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount. We have selected October 1 as our annual goodwill impairment testing date. As of October 1, 2008 and 2007, we conducted an assessment of the goodwill carrying value and found no indication of impairment.

Patents

We hold patents for single-chain antigen binding molecule technology. Patents are being amortized over their estimated useful life of ten years through 2011 using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Common Stock Warrants Liability

In June 2007, we completed a private placement of 9,216,709 shares of common stock and issued warrants to purchase an additional 4,608,356 shares of common stock. Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. Management believes that the circumstances requiring cash settlement of the award are remote. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in value included in the consolidated statements of operations.

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $(49,000) and $96,000 for the years ended December 31, 2008 and 2007, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income in the accompanying consolidated balance sheets.

Revenue Recognition

Our revenues consist of licensing fees, milestone payments, and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues under collaborative research agreements are recognized as the services specified in the related agreement are performed, or as expenses that are passed through to the collaborator are incurred. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are deemed substantive, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Milestones are considered substantive if all the following criteria are met: 1) milestone payment is non-refundable and relates solely to past performance; 2) achievement of the milestone was not reasonably assured at the inception of the arrangements; 3) substantive effort is involved to achieve the milestone; and 4) the amount of the milestone payment appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk of achieving the milestone. Fees for research and development services performed under the agreements are

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

generally stated at a yearly fixed fee per research scientist. We recognize revenue as the research and development services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned. We have received upfront initial license fees and annual renewal fees each year under certain license agreements. Revenue is recognized when the above noted criteria are satisfied, unless we have further obligations associated with the license granted. We recognize revenue from up front payments on a straight-line basis over the term of our obligations as specified in the agreement.

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through December 31, 2008, we have not received or recognized any royalty payments.

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

Research and Development

Except for payments made in advance of services rendered, research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2008	2007
Net loss	$(33,235)	$(20,126)
Foreign currency exchange translation adjustments	(146)	26
Comprehensive loss	$(33,381)	$(20,100)

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment Awards, utilizing the Black-Scholes option pricing method for determining the fair value of stock-based awards. The determination of the fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk free interest rate, and expected term.

We recognize stock-based compensation expense for options granted with graded vesting over the requisite service period of the individual stock option grants, which typically equals the vesting period, using the straight-line attribution method. For share-based awards that contain a performance condition, expense is recognized using the accelerated attribution method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and expense is recognized upon the measurement date commensurate with the determination of when service has been completed.

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

We account for uncertain tax positions pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 was adopted on January 1, 2007 with no material impact on our consolidated financial statements. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more likely than not to be realized upon ultimate settlement. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. It is our policy to record interest and penalties related to uncertain tax positions as a component of income tax expense.

Net Loss per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss per share computation consisted of common stock options in the amount of 7,709,000 and 6,049,000 and common stock warrants in the amount of 8,222,000 and 5,527,000, in each case as of December 31, 2008 and 2007, respectively.

Recent Accounting Standards and Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however, we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired company at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of adopting SFAS 141(R) will depend on the magnitude and frequency of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life	December 31,
		2008	2007
Laboratory equipment	5 years	$7,419	$7,435
Computer equipment and software	3 years	2,013	2,055
Furniture	10 years	946	916
Leasehold improvements	10 years	4,636	4,820
		15,014	15,226
Less: accumulated depreciation and amortization		(11,692)	(10,836)
Property and equipment, net		$3,322	$4,390

Included above are laboratory and computer equipment acquired under capital lease arrangements with a cost of $963,000 and $767,000 at December 31, 2008 and 2007, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $718,000 and $551,000 as of December 31, 2008 and 2007, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expenses are included within depreciation expense.

Note 5. Patents

Patents consists of the following (in thousands):

	December 31,
	2008	2007
Patents	$20,999	$21,941
Less: accumulated amortization	(15,749)	(14,261)
Patents, net	$5,250	$7,680

Amortization expense on patents for the years ended December 31, 2008 and 2007 amounted to $2.2 million and $2.0 million, respectively and is included in research and development expenses.

Future amortization for the patents is projected to be as follows as of December 31, 2008 (in thousands):

2009	$2,099
2010	2,099
2011	1,052
$5,250

Note 6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2008	2007
Accrued employee benefits	$2,318	$2,083
Accrued research and development expenses	2,407	1,596
Accrued severance obligations	21	151
Accrued facility lease exit liability, current portion	217	156
Other accrued liabilities and expenses	1,529	1,299
	$6,492	$5,285

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2008 we had accumulated tax net operating loss carryforwards in Germany of approximately $166 million. Losses before income taxes are as follows (in millions):

	U.S.	Germany	Total
Losses before income taxes for the year ended December 31, 2008	$18.7	$14.5	$33.2
Losses before income taxes for the year ended December 31, 2007	$7.0	$13.1	$20.1

Prior to 2006, losses before income taxes were generated in Germany. Under prior German tax laws, the German loss carryforwards have an indefinite life and may be used to offset our future taxable income. Effective January 2004, the German tax authorities changed the rules concerning deduction of loss carryforwards. This loss carryforward deduction is now limited to €1 million per year, and the deduction of the exceeding amount is limited to 60% of the net taxable income. Net operating loss carryforwards are subject to review and possible adjustment by the German tax authorities. Furthermore, under current German tax laws, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income.

Under U.S. federal and state tax laws, Micromet’s net operating losses and income tax credits accumulated prior to the merger between Micromet AG and CancerVax Corporation in 2006 are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state gross net operating losses of $167.2 million and $203.2 million, respectively, as of December 31, 2008 are limited to $83.8 million and $80.9 million, respectively, under Section 382. Federal income tax credits of $40.4 million are completely limited under Section 383. The federal and state net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million do not expire.

The following table displays the difference between our effective tax rates and the statutory tax rates for the years ended December 31, 2008 and 2007, respectively (in thousands):

	Years Ended December 31,
	2008	2007
Federal tax at statutory rate	$(11,632)	$(7,044)
State taxes	(1,004)	(390)
Stock options	1,359	1,297
Book stock warrant income	3,255	(713)
Change in valuation allowance	7,079	(5,779)
Foreign tax rate differential	443	12,762
Other	500	(133)
Total tax expense	$—	$—

In fiscal year 2008, the German income tax rate was calculated at 32.98% of the taxable income. That rate consists of 15.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 17.15% trade tax. In fiscal year 2007, the German income tax rate was calculated at 40.86% of the taxable income. That rate consists of 25.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 19.68% trade tax. In fiscal years 2008 and 2007, the United States federal and state income tax rate was calculated at 40.4% of taxable income. The rate consists of 35% federal income tax and 5.4% state income tax. The state income tax rate is net of the federal benefit for state income tax expense.

The difference between taxes computed at the U.S. federal and German statutory rates and the actual income tax provision in 2008 and 2007 is due primarily to the increase in the valuation allowance and other permanent items.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carry forwards – Germany	$53,160	$50,831
Net operating loss carryforwards – United States federal and state	33,688	31,084
Prepaid expenses and other current assets	201	133
Patents and other intangibles	827	1,031
Stock-based compensation	2,007	2,026
Accrued expenses and other liabilities	995	1,034
Other non-current liabilities	62	9
Other	8,407	7,657
State tax credits	3,152	3,152
Deferred tax liabilities
Property and equipment, net	(75)	(26)
Deferred revenue	(5,154)	(4,243)
	97,270	92,688
Valuation allowance	(97,270)	(92,688)
Net deferred tax assets	$—	$—

At December 31, 2008 and 2007, we had approximately $56 million and $54 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in the statements of operations for the years ended December 31, 2008 and 2007, as any losses available for carryforward are eliminated through increases in the valuation allowance recorded. The increase in the valuation allowance for 2008 is due to the increase in net operating loss carryforwards from operations during the year and other temporary differences. No income taxes were paid in the years ended December 31, 2008 and 2007.

Note 8. Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (in thousands):

	December 31,
	2008	2007
Nycomed	$7,260	$7,205
TRACON	1,321	1,421
Merck Serono	2,523	2,722
Other	505	378
Subtotal	11,609	11,726
Current portion	(4,054)	(3,360)
Long term portion	$7,555	$8,366

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deferred Revenue  – (continued)

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years, respectively.

The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.

Note 9. Other Non-Current Liabilities

Other non-current liabilities consists of the following (in thousands):

	December 31,
	2008	2007
Facility lease exit liability, net of current portion	$1,215	$1,381
GEK subsidy, net of current portion	135	198
Asset retirement obligation	471	415
Capital lease obligations, net of current portion (see Note 11)	187	47
Other	17	14
	$2,025	$2,055

Facility Lease Exit Liability and Restructuring Provision

We assumed a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation. As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California. In the fourth quarter of 2007, we recorded an adjustment to the lease exit liability that had been incorrectly recorded at the date of the May 2006 merger. To correct this error, we reduced the lease exit liability by $250,000, with a corresponding decrease to goodwill of $455,000 in the consolidated balance sheet as of December 31, 2007. In addition, accretion expense was increased by $205,000 in our consolidated statement of operations for the year ended December 31, 2007 to adjust for the cumulative error in accretion expense from the May 2006 merger through September 30, 2007. The correction was recorded in the fourth quarter of 2007, and management concluded that the impact on the consolidated balance sheets and statements of operations for the prior year and quarters was not material. We review the adequacy of our estimated exit accruals on an ongoing basis.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Other Non-Current Liabilities  – (continued)

The following table summarizes the facility lease activity for these obligations for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Balance January 1,	$1,537	$1,470
Amounts paid in period	(374)	(691)
Accretion expense	269	453
Adjustment to the liability	—	305
Balance December 31,	$1,432	$1,537

Of the $1,432,000 lease exit liability as of December 31, 2008, $217,000 is current and $1,215,000 is non-current.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease, and which increased the liability. The following table summarizes the activity for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Balance January 1,	$415	$271
Additional asset retirement obligation	—	50
Accretion expense	77	55
Currency translation adjustment	(21)	39
Balance December 31,	$471	$415

GEK Subsidy

In December 2002, we entered into a subsidy agreement with GEK Grundstücksverwaltungsgesellschaft GmbH & Co. Objekt Eins KG (“GEK”), the landlord under our Munich building lease, whereby GEK provided €365,000, or $345,000 at the exchange rate in effect at that time, in lease incentives to us in conjunction with the operating lease agreement for our Munich facilities. The subsidy is restricted to purchases of property and equipment for research and development activities. The subsidy has been recorded as deferred rent and allocated between current and other non-current liabilities and amortized on a straight-line basis over the term of the building lease of 10 years. In the event that we terminate the building lease agreement prior to December 2010, we would be obligated to repay certain portions of the subsidy to GEK as specified in the agreement.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Long-Term Debt

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2008	2007
TBG borrowings due December 31, 2008; interest payable semi-annually at 7%	$—	$2,401
MedImmune borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	2,157	2,254
Total long-term debt obligations	2,157	4,655
Less: current portion	—	(2,401)
Long-term debt obligations, net of current portion	$2,157	$2,254

Scheduled repayment of principal for the debt agreements is as follows as of December 31, 2008 (in thousands):

2009	—
2010	2,157
Total	$2,157

We believe the carrying value of the MedImmune debt approximates fair value.

TBG Silent Partnership Agreements

Silent partnerships are a common form of investment in German business practice. These types of lenders were created to support the development of technology-oriented companies in the start-up phase. We entered into a silent partnership agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), and based on the amount loaned, they became a “stiller Gesellschafter” (silent partner) in our subsidiary Micromet AG. Silent partners are not involved in our management, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

The TBG silent partner borrowings bore interest at a rate of 7%, payable semi-annually. In accordance with the agreement, we notified TBG of our election to terminate the obligation six months early, and the remaining amounts due to TBG were repaid in full on July 1, 2008.

Interest expense related to the silent partnership agreements amounted to $63,000 and $394,000 for the years ended December 31, 2008 and 2007, respectively.

Note 11. Commitments and Contingencies

Leases

In April 2007, we amended a sublease agreement for our former corporate headquarters in Carlsbad, California to increase the subleased space by 15,091 square feet. The facility is now fully subleased.

Operating lease expenses amounted to approximately $2.7 million and $3.3 million, net of sublease income in the years ended December 31, 2008 and 2007, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies  – (continued)

Capital Lease Obligations

During the years ended December 31, 2008 and 2007, we entered into equipment financing agreements in the amount of $219,000 and $294,000, respectively, for the purpose of buying information technology equipment. The amounts are repayable in monthly installments, the last of which is due in December 2014. The agreements provide for interest ranging from 0.9% to 17.0% per annum. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2008, offset by estimated sublease income under operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income	Net Operating Leases
2009	$86	$5,033	$(2,418)	$2,615
2010	58	5,098	(2,005)	3,093
2011	58	5,161	(1,414)	3,747
2012	56	2,569	(717)	1,852
2013	51	—	—	—
Thereafter	51	—	—	—
Total minimum lease payments	360	$17,861	$(6,554)	$11,307
Less: amount representing imputed interest	109
Present value of minimum lease payments	251
Less: current portion	64
Capital lease obligation, less current portion	$187

The sublease income is from sublease agreements related to our former corporate headquarters in Carlsbad, California and our Munich, Germany facility.

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

License expenses and milestone payments amounted to approximately $1.0 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2009	$100
2010	74
2011	73
2012	75
2013	75
Thereafter	74
Total minimum payments	$471

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stockholders’ Equity

Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions. We are not eligible to draw down any funds under the CEFF at any time when our stock price is below $2.00 per share. In connection with the December 2008 CEFF, we terminated a prior CEFF with Kingsbridge that had been in place since August 2006. The December 2008 CEFF expanded the amount available to draw from $25.0 million under the August 2006 CEFF to $75.0 million. We did not draw down on the August 2006 CEFF.

In connection with the December 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share. The warrant is exercisable beginning on the six-month anniversary of the date of grant, and for a period of five years thereafter. In connection with the August 2006 CEFF, we issued to Kingsbridge a warrant to purchase up to 285,000 shares of common stock at an exercise price of $3.2145 per share, which warrant was not affected by the new CEFF or the issuance of the new warrant to Kingsbridge. The fair value of the warrants issued approximates $0.8 million and is categorized as deferred financing costs included in other long term assets as of December 31, 2008. As of December 31, 2008, we have not sold any common stock to Kingsbridge under the December 2008 CEFF.

Private Placements of Common Stock

On October 2, 2008, we completed a private placement with various institutional and individual accredited investors to which we issued an aggregate of 9,411,948 shares of common stock and warrants to purchase an additional 2,823,584 shares of common stock in return for aggregate gross proceeds, before expenses, of $40.0 million (excluding any proceeds that might be received upon exercise of the warrants). We incurred investment banking fees, legal fees, and other financing costs of approximately $2.8 million, resulting in net proceeds of approximately $37.2 million. The purchase price of each share of common stock sold in the financing was $4.21, the closing price of our common stock on the Nasdaq Global Market on September 29, 2008, the date we entered into the securities purchase agreement with the investors, and the purchase price for the warrants was approximately $0.125 for each share of common stock underlying the warrants. The warrants are exercisable for five years from the date of issuance and have an exercise price of $4.63 per share.

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

Under the terms of the warrants issued in the 2007 private placement, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or the successor entity) are required to purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stockholders’ Equity  – (continued)

Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula in certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” (EITF 00-19), the warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, a life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $7.0 million. EITF 00-19 also requires that the warrants be revalued as derivative instruments at each reporting period end. We will adjust the instruments to their current fair value using the Black-Scholes option pricing model at each reporting period end, with the change in value recorded as other income/expense. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

In connection with the October 2, 2008 and the June 22, 2007 private placements, we also agreed to file registration statements under the Securities Act of 1933, as amended, registering for resale the shares of common stock sold in the private placements, including the shares of common stock underlying the warrants. We may be liable for liquidated damages to holders of the common shares if we do not maintain the effectiveness of the registration statements. The amount of the liquidated damages is, in aggregate, up to 1.5% of the purchase price of the common stock per month, subject to an aggregate maximum of up to 12% of the aggregate purchase price of the shares. We are not liable for liquidated damages with respect to the warrants or the common shares issuable upon exercise of the warrants.

We account for the registration payment arrangement under the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements.” As of December 31, 2008 and 2007, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the private placements. Accordingly, no accrual for contingent obligation is required or recorded as of December 31, 2008 and 2007.

Additional Issuances of Warrants to Purchase Common Stock

We have additional outstanding, fully-exercisable warrants that would, upon a cash payment exercise, result in the issuance of approximately 23,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.24 per share, and the warrants expire between February 2010 and June 2013. The warrant holders have the option to exercise the warrants in one of the following ways: (i) cash payment; (ii) cancellation of our indebtedness, if any, to the holder; or (iii) net issuance exercise in the event the fair market value of our common stock exceeds the exercise price on the date of exercise.

During 2002 and 2003, in connection with equipment financings we issued warrants to purchase an aggregate of 55,316 shares of our common stock with an exercise price of $12.07 per share. The warrants expire between 2012 and 2013.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stockholders’ Equity  – (continued)

The following table summarizes our warrant activity for the periods presented:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Balance January 1, 2007	918,726	$5.59
Issuance of warrants in connection with private placement of common stock	4,608,356	3.09
Balance December 31, 2007	5,527,082	3.51
Issuance of warrants in connection with private placement of common stock	2,823,585	4.63
Issuance of warrants in connection with CEFF	135,000	4.44
Exercises of warrants	(263,397)	3.09
Balance December 31, 2008	8,222,270	$3.92

Note 13. Equity Incentive Award and Employee Stock Purchase Plans

2000 Stock Option Plan

In December 2000, Micromet AG adopted the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan provides for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 612,237 shares of our common stock. Options granted under the 2000 Plan were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 Plan were cancelled and were partially replaced with options granted under the 2006 Equity Incentive Award Plan described below. As of December 31, 2008 and 2007, we were not authorized to issue any additional options under the 2000 Plan. There has been no activity under this plan in the years ended December 31, 2008 and 2007, and as of December 31, 2008, no options are outstanding under this plan.

2000 and 2003 Equity Incentive Award Plans

In connection with the merger with CancerVax Corporation, we assumed CancerVax’s Third Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Incentive Plan”) and CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). The 2000 Stock Incentive Plan was effectively terminated on June 10, 2004 by the approval of the 2003 Plan. Prior to its termination, the 2000 Stock Incentive Plan allowed for the grant of options and restricted stock to employees, outside directors and consultants. Options granted under the 2000 Stock Incentive Plan generally expire no later than ten years from date of grant and vest over a period of four years.

Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant, as defined in the 2003 Plan. Options granted to new employees generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Options granted to existing employees generally vest on a monthly basis over a three-year period from the date of grant. The initial options granted to our non-employee directors under the 2003 Plan have a three-year vesting period. Subsequent grants of options to our non-employee directors have a one-year vesting period. Options granted to non-employee consultants generally have a one-year vesting period. At December 31, 2008, options to purchase approximately 6,755,000 shares of our common stock were outstanding, and there were approximately 155,000 additional shares remaining available for future option grants, under these plans.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Equity Incentive Award and Employee Stock Purchase Plans  – (continued)

2006 Equity Incentive Award Plan

In April 2006, Micromet AG adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of common stock. The 2006 Plan was assumed by us in connection with the closing of the merger between Micromet AG and CancerVax Corporation. Approximately 1,762,000 options were granted under the 2006 Plan in anticipation of the merger, in part, to replace the options issued under the 2000 Plan described above. One-half of these options vested in May 2006, with the remainder vesting ratably on a monthly basis through May 2008. The effective exercise price for the options granted prior to the merger was approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). At December 31, 2008, options to purchase approximately 954,000 shares of our common stock were outstanding under this plan and there were approximately 444,000 shares remaining available for future option grants under this plan.

Stock Option Plan Activity Under 2003 and 2006 Plans

During the year ended December 31, 2008, we granted options to purchase 2,615,000 shares of our common stock. Approximately 400,000 shares under these stock options vest upon the attainment of specific performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. No expense has been recognized for the years ended December 31, 2008 and 2007 related to these performance-based options. The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $1.38.

The following is a summary of stock option activity under the 2003 and 2006 Plans for the year ended December 31, 2008 (options and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,049	$3.41
Granted	2,615	$2.51
Exercised	(543)	$1.81
Forfeited	(85)	$2.75
Expired	(327)	$2.00
Outstanding at December 31, 2008	7,709	$3.28	8.1	$13,778
Exercisable at December 31, 2008	3,987	$3.91	7.4	$6,630
Vested and expected to vest at December 31, 2008	7,442	$3.31	8.1	$13,266

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Equity Incentive Award and Employee Stock Purchase Plans  – (continued)

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $4.36 closing price of our common stock on December 31, 2008. The total intrinsic value of options exercised in the years ended December 31, 2008 and 2007 was approximately $1,124,090 and $16,300 respectively, determined as of the date of exercise. We received approximately $986,900 and $90,100 in cash from options exercised in the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

For the years ended December 31, 2008 and 2007, stock-based compensation expense related to stock options granted to employees was $3.4 million and $3.7 million, respectively. As of December 31, 2008 and 2007, the fair value of unamortized compensation cost related to unvested stock option awards was $4.6 million and $5.4 million, respectively. Unamortized compensation cost as of December 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Reported stock-based compensation is classified, in the consolidated financial statements, as follows (in thousands):

	Years Ended December 31,
	2008	2007
Research and development	$1,393	$1,562
General and administrative	1,974	2,112
	$3,367	$3,674

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008 and 2007 was $1.38 and $1.76 per share, respectively, using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2008	2007
Expected volatility	74.2% to 76.7%	74.1% to 76.7%
Risk-free interest rate	2.4% to 3.3%	3.9% to 4.8%
Dividend yield	0%	0%
Expected term	5.3 to 6.1 years	5.3 to 6.1 years

Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC SAB Nos. 107 and 110. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rates for the years ended December 31, 2008 and 2007 were based on historical forfeiture experience for similar levels of employees to whom the options were granted.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Equity Incentive Award and Employee Stock Purchase Plans  – (continued)

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (ESPP), which initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. We do not currently offer participation in the ESPP to any of our employees. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock would be equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. There were no shares purchased under the ESPP during 2008, and at December 31, 2008, approximately 204,000 shares were available for future purchase under this plan.

Note 14. Related Parties

Compensation Arrangement

We pay for a portion of the salary of a director’s executive assistant. During each of the years ended December 31, 2008 and 2007, $38,000 was included in general and administrative expenses related to this arrangement.

Note 15. Financial Risk Management Objectives and Policies

Our principal financial instruments are comprised of short-term and long-term debt, convertible notes, capital leases and cash. We have various other financial instruments such as accounts receivable and accounts payable.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our measurement currency. Approximately 5% and 17% of our revenue was denominated in U.S. dollars in 2008 and 2007, respectively. Although we have significant customers with the U.S. dollar as their functional currency, the majority of our transactions are contracted in, and a majority of our operations and expenses are denominated in, Euros (€). Rendered services contracted in U.S. dollars are exposed to movements in the U.S. $ to € exchange rates. Certain license fees and milestone payments are denominated in U.S. dollars. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, cash equivalents and accounts receivable.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Financial Risk Management Objectives and Policies  – (continued)

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

	December 31,
	2008	2007
Merck Serono	11%	22%
MedImmune	25%	32%
Nycomed	57%	26%
TRACON	1%	12%

We had unbilled accounts receivable of approximately $2,430,000 and $1,927,000 as of December 31, 2008 and 2007, respectively. The amounts are included in accounts receivable.

Note 16. Fair Value Measurements

We adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$46,168	$46,168	$—	$—
Restricted cash	3,140	3,140	—	—
Total assets	$49,308	$49,308	$—	$—
Liabilities:
Common stock warrant liability	$12,294	$—	$—	$12,294

The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008:

Fair Value
Balance at January 1, 2008	$5,218
Transfers to (from) Level 3	—
Total gains/(losses) realized/unrealized included in earnings	8,064
Purchases/issuances/settlements, net	(988)
Balance December 31, 2008	$12,294

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Value Measurements  – (continued)

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

Note 17. Exclusive IP Marketing Agreement With Enzon

In April 2002, we entered into an Exclusive IP Marketing Agreement with Enzon, which was amended and restated by the parties in June 2004. Under the 2004 agreement, we serve as the exclusive marketing partner for both parties’ consolidated portfolio of patents relating to single-chain antibody technology. Licensing revenues are shared equally with Enzon, as are associated marketing and legal costs.

The term of the Exclusive IP Marketing Agreement continues until expiration of the last valid claim in the consolidated patent portfolio. Either party may terminate the agreement upon determination by a court of competent jurisdiction that the other party has committed a material breach of the agreement. In addition, the Exclusive IP Marketing Agreement terminates automatically upon termination of a cross-license agreement between us and Enzon. Either party also has the right to terminate the agreement unilaterally.

Since April 2002, we have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. We recognized $1.3 million and $0.9 million in revenues related to these license agreements for the years ended December 31, 2008 and 2007, respectively.

Note 18. Research and Development Agreements

We have been party to the following significant research and development agreements related to our research and development strategy:

Merck Serono

In December 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Serono International S.A., a leading Swiss biotechnology firm that was acquired by Merck KGaA and that is now called Merck Serono Biopharmaceuticals S.A. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. Overall, the agreement provides for Merck Serono to pay up to $138.0 million in milestone payments (of which the $12.0 million above has been paid to date) if adecatumumab is successfully developed and registered worldwide in at least three indications.

Under the terms of the agreement, Merck Serono bears all costs of product development and manufacturing, subject to our participation right as described below. The original agreement provided that upon the completion of both phase 2 clinical studies in September 2006, Merck Serono would assume the leading role in the management of any further clinical trials with adecatumumab, and at that time, we would have to decide whether or not to exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe. In November 2006, we and Merck Serono amended the agreement to extend our leading role in the management of the clinical trials with adecatumumab until completion of the phase 1b clinical trial currently being conducted to evaluate the combination of adecatumumab and docetaxel in patients with metastatic breast cancer and the completion of an additional phase 1 clinical trial. In October 2007, we and Merck Serono further amended the agreement and reallocated

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Research and Development Agreements  – (continued)

certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, we now have all decision-making authority and operational responsibility for the ongoing phase 1b clinical trial, as well as an additional phase 2 clinical trial to be conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed upon budget. Further, under the amended agreement we can exercise our co-development option and participate in the costs and expenses of developing and selling adecatumumab in the United States or Europe after the end of both the ongoing phase 1 clinical trial and the additional clinical trial. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties will co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono will pay a royalty on net sales of adecatumumab.

Merck Serono may not terminate the agreement until receipt by Merck Serono of the study reports for the ongoing phase 1 clinical trial and the additional clinical trial, and thereafter for convenience with prior notice. Either party may terminate for material breach or bankruptcy of the other. In the event of a termination of the agreement, all product rights will revert to us.

We recognized revenues of approximately $3.0 million and $4.1 million associated with this license and collaboration agreement in the years ended December 31, 2008 and 2007, respectively.

MedImmune

On June 6, 2003, we entered into the following agreements with MedImmune:

Collaboration and License Agreement

In June 2003, we entered into a collaboration and license agreement with MedImmune to jointly develop blinatumomab. Under the terms of the collaboration and license agreement, MedImmune had the rights and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America. Under the agreement, MedImmune also has the right to develop other BiTE antibodies binding to specific antigens relevant for hematological cancers in addition to or instead of blinatumomab. In March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab. Under the terms of the 2003 collaboration and license agreement, we will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be agreed upon by the parties. MedImmune will bear all of the costs incurred by us in conducting the research plan for this BiTE antibody, and will be responsible for all of the development costs of this BiTE antibody in North America. In addition, MedImmune will be required to make milestone payments upon the achievement of certain development milestone events related to the new antibody, and, if it receives marketing approval, to pay a royalty on net sales of this BiTE antibody in North America. We have retained all rights to this new BiTE antibody outside of North America, and have the right, at no cost to us, to use the data generated by MedImmune in the course of the development in North America for obtaining marketing approvals outside of North America.

MedImmune will be developing the new BiTE antibody in North America and we will be assuming responsibility for the worldwide development and commercialization of blinatumomab. However, under the terms of the 2003 collaboration and license agreement, MedImmune will remain obligated to develop the commercial scale manufacturing process for blinatumomab at its cost. Also, MedImmune will remain obligated to supply our requirements of blinatumomab for clinical trials inside and outside of North America. Further, upon the first marketing approval of blinatumomab in the United States, MedImmune will have a one-time option to reacquire the commercialization rights to blinatumomab in North America. If MedImmune were to exercise this option, it would be required to pay us all of the milestone payments that would have become due if MedImmune had developed blinatumomab in the United States, the global development costs

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Research and Development Agreements  – (continued)

incurred by us after the return of the rights to blinatumomab to us, and an additional payment calculated as a percentage of these development costs. In addition, MedImmune would then pay a royalty on net sales of blinatumomab in North America.

We recognized revenue of approximately $4.0 million and $3.0 million associated with this agreement in the years ended December 31, 2008 and 2007, respectively.

BiTE Research Collaboration Agreement

In June 2003, we entered in a BiTE research collaboration agreement with MedImmune pursuant to which we have generated MT111, a BiTE antibody binding to carcinoembryonic antigen (CEA). MedImmune is obligated to make milestone payments and pay royalties to us on net sales of the product candidates developed pursuant to this agreement. Furthermore, we have retained the exclusive right to commercialize MT111 in Europe. MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials.

We recorded revenue of approximately $2.9 million and $3.0 million associated with this agreement in the years ended December 31, 2008 and 2007, respectively.

Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of $6.7 million as of the payment date, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120 million in the aggregate. We are also eligible to receive royalties on worldwide sales of MT203 and other products that may be developed under the agreement. We are responsible for performing preclinical development, process development and manufacturing of MT203 for early clinical trials, and Nycomed will be responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2008 and 2007, we recognized revenues, including milestone payments, of approximately $15.5 million and $4.8 million, respectively, under this agreement.

TRACON

In March 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc., under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We transferred to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON paid us an upfront license fee and is obligated to make development and sales milestone payments and to pay a royalty on worldwide net sales of MT293. In addition, TRACON made certain payments for the delivery of the materials and has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the timepoint in the development of MT293 when

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Research and Development Agreements  – (continued)

TRACON enters into the sublicense agreement. If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total payments, exclusive of royalties on net sales, of more than $100 million. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2008 and 2007, we recognized revenues of approximately $0.3 million and $2.2 million, respectively, under this agreement.

Other Licensing and Research and Development Agreements

We also have licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives or royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology.

Note 19. Legal Proceedings

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

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
United States	$8,042	$8,678
Germany	15,529	4,936
Switzerland	3,212	4,282
All others	503	488
	$27,286	$18,384

Long-Lived Assets:

All long-lived assets for the years ended December 31, 2008 and 2007 were located in Germany, except for $146,000 and $133,000 located in the U.S. as of December 31, 2008 and 2007, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Subsequent Events

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma AG, under which Bayer Schering Pharma has the exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Under the terms of the agreement, Bayer Schering Pharma paid us a €4.5 million, or $6.3 million at the exchange rate in effect on December 31, 2008, fee to secure a one-year option on a specific BiTE antibody. Bayer Schering Pharma may exercise this option prior to January 5, 2010 through the additional payment of an option exercise fee. The exercise of the option would trigger a formal collaboration between us and Bayer Schering Pharma on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma would assume full control of the further development and commercialization of the BiTE antibody. We would also be eligible to receive an option exercise fee and milestone payments of up to $402 million, or approximately €286 million at the exchange rate in effect on December 31, 2008, in total and royalties, based on tiered net sales of the product. In addition, Bayer Schering Pharma would reimburse us for our research and development expenses incurred in connection with the development of the BiTE antibody in the collaboration.

In March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers as a substitute for blinatumomab under the terms of a collaboration and license agreement we had entered into with MedImmune in June 2003. We will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be agreed upon by the parties. MedImmune will bear all of the costs incurred by us in conducting the research plan for this BiTE antibody, and will be responsible for all of the development costs of this BiTE antibody in North America. In addition, MedImmune will be required to make milestone payments upon the achievement of certain development milestone events related to the new antibody, and, if it receives marketing approval, to pay a royalty on net sales of this BiTE antibody in North America. We have retained all rights to this new BiTE antibody outside of North America, and have the right, at no cost to us, to use the data generated by MedImmune in the course of the development in North America for obtaining marketing approvals outside of North America.

MedImmune will be developing the new BiTE antibody in North America and we will be assuming responsibility for the worldwide development and commercialization of blinatumomab. However, under the terms of the 2003 collaboration and license agreement, MedImmune will remain obligated to develop the commercial scale manufacturing process for blinatumomab at its cost. Also, MedImmune will remain obligated to supply our requirements of blinatumomab for clinical trials inside and outside of North America. Further, upon the first marketing approval of blinatumomab in the United States, MedImmune will have a one-time option to reacquire the commercialization rights to blinatumomab in North America. If MedImmune were to exercise this option, it would be required to pay us all of the milestone payments that would have become due if MedImmune had developed blinatumomab in the United States, the global development costs incurred by us after the return of the rights to blinatumomab to us, and an additional payment calculated as a percentage of these development costs. In addition, MedImmune would then pay a royalty on net sales of blinatumomab in North America.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Financial Data (Unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$5,924	$8,452	$7,038	$5,872
Total operating expenses	13,254	14,375	13,372	12,351
Loss from operations	(7,330)	(5,923)	(6,334)	(6,479)
Net loss(1)	(5,866)	(8,627)	(12,891)	(5,851)
Basic and diluted net loss per common share	(0.14)	(0.21)	(0.31)	(0.12)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,770	$3,066	$5,563	$6,985
Total operating expenses	10,272	11,084	9,204	13,061
Loss from operations	(7,502)	(8,018)	(3,641)	(6,076)
Net loss	(7,590)	(6,469)	(2,268)	(3,799)
Basic and diluted net loss per common share	(0.24)	(0.20)	(0.06)	(0.09)

(1)	The significant change in net loss in the third quarter of 2008 results primarily from the non-cash expense for the change in the fair value of common stock warrants liability for which we recorded expense of $6.8 million.