Form 10-Q
period 2009-03-31
MICROMET, INC.
filed 2009-05-11
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑  No

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of May 4, 2009 was 50,924,347.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,746	$46,168
Short-term investments	19,377	-
Accounts receivable	5,805	3,424
Prepaid expenses and other current assets	1,297	1,950
Total current assets	52,225	51,542
Property and equipment, net	3,102	3,322
Goodwill	6,462	6,462
Patents, net	4,427	5,250
Other long-term assets	958	959
Long-term investments	2,006	-
Restricted cash	3,092	3,140
Total assets	$72,272	$70,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,446	$710
Accrued expenses	6,982	6,492
Common stock warrants liability	7,862	12,294
Current portion of deferred revenue	7,960	4,054
Total current liabilities	24,250	23,550
Deferred revenue, net of current portion	7,036	7,555
Other non-current liabilities	2,067	2,025
Long-term debt obligations	2,021	2,157
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 50,913 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	229,115	227,806
Accumulated other comprehensive income	6,281	5,749
Accumulated deficit	(198,500)	(198,169)
Total stockholders' equity	36,898	35,388
Total liabilities and stockholders' equity	$72,272	$70,675

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenues:
Collaboration agreements	$7,306	$5,749
License fees and other	157	175
Total revenues	7,463	5,924
Operating expenses:
Research and development	8,689	9,720
General and administrative	3,687	3,534
Total operating expenses	12,376	13,254
Loss from operations	(4,913)	(7,330)
Other income (expense):
Interest expense	(76)	(112)
Interest income	139	267
Change in fair value of warrants	4,432	1,253
Other income	86	56
Net loss	$(332)	$(5,866)

Basic and diluted net loss per common share	$(0.01)	$(0.14)
Weighted average shares used to compute basic and diluted net loss per share	50,913	40,781

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(332)	$(5,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801	906
Non-cash interest on long-term debt obligations	84	107
Amortization of premium/discount on available for sale securities	42	-
Non-cash change in fair value of common stock warrants liability	(4,432)	(1,253)
Stock-based compensation expense	1,309	857
Changes in operating assets and liabilities:
Accounts receivable	(2,289)	3,053
Prepaid expenses and other current assets	579	975
Accounts payable, accrued expenses and other liabilities	1,389	217
Deferred revenue	3,987	1,368
Net cash provided by operating activities	1,138	364
Cash flows from investing activities:
Purchases of investments	(21,248)	-
Purchases of property and equipment	(109)	(145)
Net cash used in investing activities	(21,357)	(145)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	28
Principal payments on capital lease obligations	(36)	(50)

Net cash used in financing activities	(36)	(22)
Effect of exchange rate changes on cash and cash equivalents	(167)	390
Net (decrease) increase in cash and cash equivalents	(20,422)	587
Cash and cash equivalents at beginning of period	46,168	27,066
Cash and cash equivalents at end of period	$25,746	$27,653

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	191	205

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

Unless specifically noted otherwise, as used throughout these notes to the condensed consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of Micromet, Inc. and its subsidiaries as a whole. The accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of March 31, 2009, we had an accumulated deficit of $198.5 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may raise substantial funds through the sale of our common stock, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second half of 2010, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited.

Note 3.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Short-Term Investments

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Debt and Equity Securities, short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income.

The Company evaluates impairment in accordance with FASB Staff Position Number SFAS 115-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, segment, industry, region or other variables;

•	the length of the time and the extent to which the fair value has been less than cost;

•	the financial condition and near-term prospects of the issuer;

•	the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;

•	elimination or reduction in dividend payments, or scheduled interest and principal;

•	rating agency downgrade of a debt security; and

•	expected cash flows of a debt security.

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the impairment is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.  Interest and dividends on securities classified as available for sale are included within interest income.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of U.S. Treasury notes and European denominated notes of certain European governments. Long-term investments have original maturities in excess of one year and consist of fixed income securities.

Restricted Cash

We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of each of March 31, 2009 and December 31, 2008, we had a total of $3.1 million in certificates of deposit that are classified as non-current restricted cash.

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

Patents

We hold patents for single-chain antigen binding molecule technology. Patents are being amortized over their estimated useful lives through 2011 using the straight-line method. The patents are utilized in revenue-producing activities as well as in research and development activities.

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

Common Stock Warrants Liability

In June 2007, we completed a private placement of 9,216,709 shares of common stock and issued warrants to purchase an additional 4,608,356 shares of common stock. Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. Management believes that the circumstances requiring cash settlement of the award are remote.  The common stock warrants liability is recorded at fair value, which is adjusted to its estimated fair value at the end of each reporting period using the Black-Scholes option-pricing model.  Changes in the estimated fair value from the previous reporting period are included in the consolidated statements of operations.

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $(69,000) and $9,700 for the three months ended March 31, 2009 and 2008, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(332)	$(5,866)
Foreign currency exchange translation adjustments	534	(178)
Unrealized loss on investments available for sale	(1)	—
Comprehensive income (loss)	$201	$(6,044)

Share-based compensation

We account for share-based payments in accordance with SFAS No. 123(R), Share-Based Payment Awards, utilizing the Black-Scholes option pricing method for determining the fair value of stock-based awards.  The determination of the estimated fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk free interest rate, and expected term.

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

Options or stock awards issued to non-employees are measured at their estimated fair value in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.   Expense  is recognized when service is rendered; however, the expense may fluctuate with changes in the fair value of the underlying common stock, until the award is vested.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes, using the liability method. Deferred income taxes are recognized at the enacted tax rates for temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the related tax asset will not be recovered.

We account for uncertain tax positions pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 was adopted on January 1, 2007 with no material impact on our consolidated financial statements.  Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained.  If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more than 50 percent likely to be realized upon ultimate settlement.    In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.   It is our policy to record interest and penalties related to uncertain tax positions as a component of income tax expense.

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss per share computation consisted of common stock options in the amount of 7,495,000 and 5,720,000 and common stock warrants in the amount of 8,222,000 and 5,527,000, in each case as of March 31, 2009 and December 31, 2008, respectively.

Recent Accounting Standards and Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, for the purpose of applying the Paragraph 11(a) scope exception in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Equity instruments that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, may no longer be considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-did not have a material impact on our condensed consolidated financial statements.

Note 4.     Fair Value Measurements

We include disclosures about fair value measurements pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability.  Accordingly, fair value as described by SFAS 157 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,746	$25,746	$—	$—
Restricted cash	3,092	3,092
Available for sale securities	21,383		21,383
Total assets	$50,221	$28,838	$21,383	$—
Liabilities:
Common stock warrant liability	$7,862	$—	$—	$7,862

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009 and 2008:

	2009	2008
Balance at January 1,	$12,294	$5,219
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/ unrealized included in earnings	(4,432)	(1,254)
Purchases/ issuances/ settlements, net	—	—
Balance March 31,	$7,862	$3,965

The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions.  These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award.  The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award.  Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future.  Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption.

Note 5.     Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Nycomed	$5,971	$7,260
Bayer Schering	4,458	—
TRACON	1,396	1,321
Merck Serono	2,451	2,523
Other	720	505
Subtotal	14,996	11,609
Current portion	(7,960)	(4,054)
Long term portion	$7,036	$7,555

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years, respectively.

The deferred revenue for Bayer Schering consists of an option fee that is being recognized over a period of one year which began in the first quarter of 2009.  Under the terms of the Agreement with Bayer Schering Pharma, we received a € 4.5 million, or $6.0 million, fee for a one year option on a specific BiTE antibody.  Bayer Schering Pharma may exercise this option on or before January 5, 2010 through the additional payment of an option exercise fee. The exercise of the option would trigger a formal collaboration for the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma would assume full control of the further development and commercialization of the BiTE antibody.

The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.

Note 6.     Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Facility lease exit liability, net of current portion	$1,164	$1,215
GEK subsidy, net of current portion	114	135
Asset retirement obligation	461	471
Capital lease obligations, net of current portion	309	187
Other	19	17
	$2,067	$2,025

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the facility lease activity for these obligations for the three months ended March 31, 2009 (in thousands):

Balance January 1, 2009	$1,432
Amounts paid in period	(97)
Accretion expense	64
Balance March 31, 2009	$1,399

Of the $1,399,000 lease exit liability as of March 31, 2009, $235,000 is current and $1,164,000 is non-current.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease, and which increased the liability. The following table summarizes the activity for the three months ended March 31, 2009 (in thousands):

Balance January 1, 2009	$471
Accretion expense	20
Currency translation adjustment	(30)
Balance March 31, 2009	$461

Note 7.     Long-Term Debt

Long-term debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
MedImmune, Inc. borrowings due June 6, 2010; unsecured with interest payable monthly at 4.5%	$2,021	$2,157
Total long-term debt obligations	$2,021	$2,157

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

The interim financial statements and this Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Ongoing Business Activities

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies.  BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells.  T cells are considered the most powerful “killer cells” of the human immune system.  Four of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.  Our BiTE antibody blinatumomab, also known as MT103, is being evaluated in a phase 2 clinical trial for the treatment of patients with ALL and in a phase 1 clinical trial for the treatment of patients with NHL.  We were previously developing blinatumomab in collaboration with MedImmune LLC, a wholly owned subsidiary of AstraZeneca plc. As described in further detail under “Research and Development” below, in March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers and to return to us the license to develop and commercialize blinatumomab in North America. We will continue the development of blinatumomab in Europe as planned, and are evaluating our strategy for the development of blinatumomab in the United States.  A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors.  MT110 binds to EpCAM, which is overexpressed in many solid tumors.  We are also developing our human monoclonal antibody adecatumumab, also known as MT201, which also binds to EpCAM and is being developed under a collaboration with Merck Serono. The current clinical development of this antibody includes a phase 2 clinical trial in colorectal carcinoma patients after complete resection of liver metastases, and a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer.  Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

In addition to the four antibodies described above, we have established a collaboration with Nycomed for the development and commercialization of MT203, our human antibody neutralizing the activity of GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. Nycomed submitted a clinical trial application for the start of a phase 1 trial with MT203 in Europe at the end of the first quarter of 2009. We also expect our licensee Morphotek, a wholly-owned subsidiary of Eisai, to initiate a first phase 1 clinical trial with MT228, a glycolipid-binding human antibody developed under a license from us, for the treatment of melanoma.  In January 2009, we entered into an agreement with Bayer Schering Pharma AG under which we have granted Bayer Schering Pharma an exclusive option to license a specified BiTE antibody against an undisclosed solid tumor target.  In addition, we have generated and will continue to generate novel BiTE antibodies with our BiTE antibody platform technology.  BiTE antibodies targeting CEA, MSCP, CD33, HER2, EGFR and other targets are in various stages of pre-clinical development.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the FDA or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue or delay development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

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

Research and Development

Through March 31, 2009, our research and development expenses consisted of costs associated with the clinical development of adecatumumab, blinatumomab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our product candidates into more advanced stages of clinical development and increase our preclinical development for certain of our human antibodies and BiTE antibodies in cancer, anti-inflammatory and autoimmune diseases.

Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be partly or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon our collaborations.  We also may retain co-promotion rights in certain of our agreements.

Under our collaboration agreement with Merck Serono, we have received $22.0 million in up front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. In a November 2006 amendment to the original agreement, we and Merck Serono agreed that Micromet would continue to conduct an ongoing phase 1 clinical trial testing the safety of adecatumumab in combination with docetaxel in patients with metastatic breast cancer. In October 2007, we and Merck Serono further amended the agreement and reallocated certain of our respective development responsibilities with respect to adecatumumab. As part of the revised responsibilities, Micromet now has all decision making authority and operational responsibility for the clinical trials conducted by us. Merck Serono will continue to bear the development expenses associated with the collaboration in accordance with the agreed-upon budget.

Through March 2009, we developed blinatumomab under a collaboration and license agreement entered into with MedImmune in 2003. Under this agreement, MedImmune reimbursed a portion of the clinical development costs incurred by us in our clinical trials in Europe. Under the terms of the agreement, MedImmune had the rights and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America. MedImmune was also granted the right to develop other BiTE antibodies binding to specific antigens relevant for hematological cancers in addition to or instead of blinatumomab. In March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers and to return to us the license to develop and commercialize blinatumomab in North America. Under the terms of the 2003 collaboration and license agreement, we will be responsible for generating the new BiTE antibody and for certain early preclinical development activities pursuant to a research plan to be mutually agreed upon by the parties. MedImmune will bear all of the costs incurred by us in conducting the research plan for this BiTE antibody, and will be responsible for all of the development costs of this BiTE antibody in North America. In addition, MedImmune will be required to make milestone payments upon the achievement of certain development milestone events related to the new antibody, and, if it receives marketing approval, to pay a royalty on net sales of this BiTE antibody in North America.  We have retained all rights to this new BiTE antibody outside of North America, and have the right, at no cost to us, to use the data generated by MedImmune in the course of the development in North America for obtaining marketing approvals outside of North America.

Upon the establishment of a mutually agreed research plan for the new BiTE antibody, MedImmune’s obligation to develop blinatumomab in North America will be replaced with the obligation to develop the new BiTE antibody in that territory, and we will assume responsibility for the worldwide development and commercialization of blinatumomab. However, under the terms of the 2003 collaboration and license agreement, MedImmune will remain obligated to develop the commercial scale manufacturing process for blinatumomab at its cost. Also, MedImmune will remain obligated to supply our requirements of blinatumomab for the clinical trials inside and outside of North America. Further, upon the first marketing approval of blinatumomab in the United States, MedImmune will have a one-time option to reacquire the commercialization rights to blinatumomab in North America.  If MedImmune were to exercise this option, it would be required to pay us all of the milestone payments that would have become due if MedImmune had developed blinatumomab in the United States, the global development costs incurred by us after the return of the rights to blinatumomab to us, and an additional payment calculated as a percentage of these development costs. In addition, MedImmune would then pay a royalty on net sales of blinatumomab in North America.

A second agreement with MedImmune under which MedImmune is developing MT111 provides for potential future milestone payments and royalty payments based on future sales of MT111. The potential milestone payments are subject to the successful completion of clinical development and obtaining marketing approval in one or more national markets.

We intend to pursue additional collaborations to provide resources for further development of our product candidates and may grant technology access licenses. However, we cannot forecast with any degree of certainty whether we will be able to enter into collaborative agreements, and if we do, on what terms we might do so.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Collaborative R&D revenue:
Nycomed	$4.2	$3.1
Bayer Schering	1.5	—
MedImmune	0.9	1.8
Merck Serono	0.7	0.7
TRACON	—	0.1
Other	0.2	—
Total collaborative R&D revenue	7.3	5.7
License and other revenue	0.2	0.2
Total revenues	$7.5	$5.9

Collaborative R&D Revenue.   Collaborative R&D revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Nycomed.  Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period ending in 2027.   The increase in revenue for the three months ended March 31, 2009 over the same period in 2008 was due primarily to the receipt of a milestone payment of approximately $2.0 million recognized as revenue during 2009 as a result of Nycomed’s filing of a clinical trial application for MT203 in Europe. This milestone revenue was partially offset by a decrease in ongoing development revenue under this collaboration as the program progresses from the pre-clinical stage to clinical trials, and the responsibility for the development work shifts to Nycomed.

Bayer Schering.   Revenues from Bayer Schering represent a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee is being recognized over the option period of one year.

MedImmune.  Collaborative research and development revenues from MedImmune represent MedImmune’s share of the costs of clinical development of blinatumomab and its full responsibility for the costs of product development of MT111. The decrease in MedImmune revenue was primarily due to the discontinuation of a research program for EphA2 in the first quarter of 2008 and lesser revenues from reimbursements under the blinatumomab program.

Merck Serono.  Collaborative research and development revenues from Merck Serono reflect Merck Serono’s full responsibility for the costs for the development of the adecatumumab program. We expect 2009 revenues to be generally consistent with those of 2008.

TRACON.  Collaborative research and development revenues from TRACON reflect TRACON’s full responsibility for the costs of the MT293 product development program. Revenue under this agreement consists of miscellaneous pass-through expenses and the portion of the upfront payment received from TRACON that is being recognized over a 15-year period ending in 2022. We expect 2009 revenues to be generally consistent with those of 2008.

License and Other Revenue.   License and other revenue consists primarily of revenues from licenses of patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.

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

Research and development expenses were $8.7 million and $9.7 million for the three months ended March 31, 2009 and 2008, respectively. There were decreases in manufacturing expenses of $1.0 million related to the MT203 program due to the completion of our portion of the development work as Nycomed assumes the later stage product development responsibilities.  In addition there were decreases in pre-clinical activities in the MT110 and BiTE administration programs as much of this work was completed during 2008.  Partially offsetting these decreases was an increase in costs associated with the MT103-202 ALL clinical trial as this program advances.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses were $3.7 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively.  The increase is primarily related to an increase in stock-based compensation expense of $0.3 million related to the vesting of performance-based stock option grants during the first quarter of 2009, partially offset by lower accounting fees.

Interest Expense.   Interest expense for the three months ended March 31, 2009 and 2008 was $77,000 and $112,000, respectively. The decrease was due to our repayment of our silent partnership debt in July 2008.

Interest Income.   Interest income for the three months ended March 31, 2009 and 2008 was $140,000 and $267,000, respectively. The decrease was due to interest income recorded from a tax refund from the German tax authorities in the first quarter of 2008, and lower interest rates during 2009 as compared to 2008.

Change in Fair Value of Common Stock Warrants Liability.   Under the terms of the warrants issued in connection with a private placement that we closed in June 2007, if at any time while any of the warrants is outstanding, we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we (or any successor entity) are obligated to purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is recorded as a component of other (expense), while decreases in our stock price cause the liability to decrease, which is recorded as a component of other income. The gain of $4.4 million recorded during the first quarter of 2009 represents an decrease in the fair value of the warrants as of March 31, 2009 as compared to their value on December 31, 2008. The income of $1.2 million recorded during the first quarter of 2008 represents a decrease in the fair value of the warrants as of March 31, 2008 as compared to their value on December 31, 2007.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available for sale investments of $47.1 million and $46.2 million as of March 31, 2009 and December 31, 2008, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of March 31, 2009, we had $3.1 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2009, compared to $0.4 million provided by operating activities for the three months ended March 31, 2008. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss from operations of $4.9 million for the quarter ended March 31, 2009. Operating loss was adjusted by $2.3 million for non-cash expenses, including $1.3 million for stock-based compensation and $0.8 million for depreciation and amortization.  Changes in working capital during the first quarter of 2009 included lower cash balances of $2.2 million from net increases in accounts receivable, higher cash balances of $1.4 million from net increases in accounts payable and accrued expenses, and higher cash balances of $4.0 million from an increase in deferred revenue, which gives effect to the $6.0 million option fee received from Bayer Schering in January 2009 that is being recognized as revenue through January 2010.

Net cash used in investing activities was $22.1 million for the three months ended March 31, 2009, compared to $145,000 used in investing activities for the three months ended March 31, 2008.  The cash was used to purchase short-term and long-term investments denominated in the Euro currency to maintain our available cash in the currency in which we will need to fund our future operations.

Net cash used in financing activities was $36,000 for the three months ended March 31, 2009, compared to $22,000 used in financing activities for the three months ended March 31, 2008. Payments on capital leases were the only financing activity during the first quarter of 2009.  During the same period in 2008 we received $28,000 from option exercises and paid $50,000 under capital leases.

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

We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to raise additional funds to meet future working capital and capital expenditure needs. We may raise substantial funds through the sale of our common stock, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second half of 2010, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Failure to obtain adequate financing may adversely affect our operating results or our ability to operate as a going concern.

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

Contractual Obligations

We have contractual obligations related to our facility leases, research agreements and financing agreements.  The following table sets forth our significant contractual obligations as of March 31, 2009 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year (1)	1-3 Years	3-5 Years	5 Years
Operating leases(2)	$14,182	$3,635	$8,438	$2,109	$—
Long-term debt — MedImmune	2,021	—	2,021	—	—
Contractual payments under licensing agreements (3)	388	22	144	149	73
Capital leases	557	110	264	130	53
	$17,148	$3,767	$10,867	$2,388	$126

(1)	Includes amounts payable from April 1, 2009 through December 31, 2009.

(2)	The amounts shown in operating leases excludes expected sub-lease income.

(3)
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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us and the future development of a BiTE antibody under our collaboration with MedImmune, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates

Interest Rates

Our financial instruments consist primarily of cash and cash equivalents. These financial instruments, principally comprised of U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We do not have derivative financial instruments in our investment portfolio.

Exchange Rates

A portion of our cash and cash equivalents and available for sale securities are currently denominated in Euros.  A significant portion of our operating expenses, including our research and development expenses, are incurred in Europe pursuant to arrangements that are generally denominated in Euros.  By aligning our cash, cash equivalents and investments in the same currency as our expenses, we minimize the potential negative impact of foreign currency fluctuations relative to our operating budgets.  However, we do maintain a significant portion of our cash and cash equivalents in U.S. dollars.

As a result, our financial results and capital resources will be affected by changes in the U.S. dollar/Euro exchange rate. As of March 31, 2009, we had U.S. dollar-denominated cash and cash equivalents of approximately $19.5 million and Euro-denominated cash and investments of approximately €20.9 million or approximately $27.6 million using the exchange rate as of that date.  As of March 31, 2009, we had Euro-denominated liabilities of approximately €17.3 million, or approximately $22.9 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the three months ended March 31, 2009 (in thousands)	$168	$251	$334

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2009, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from our inception through March 31, 2009, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

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

As noted elsewhere in this report, pursuant to the terms of our collaboration and license agreement with MedImmune, MedImmune has notified us of its election to develop a new BiTE antibody and to discontinue the development of blinatumomab in North America. There can be no assurances that we will be able to successfully develop blinatumomab in North America, that such development will not be delayed as a result of contractual or financial constraints, that MedImmune will comply with its continuing obligations to develop the commercial scale manufacturing process for blinatumomab, and to supply us with blinatumomab for clinical trials on a timeline or in a manner that is consistent with our development plans for blinatumomab that we would be successful in enforcing MedImmune’s continuing obligations under the collaboration and license agreement, or that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner if we desire to do so.

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

Our clinical stage product candidates adecatumumab, blinatumomab and MT110 have not yet been proven to be safe or to be effective at the currently tested dose levels. If we discontinue the development of any of our clinical stage product candidates due to adverse events or lack of efficacy, our business could suffer and the value of our company may be adversely affected.

We previously have reported that two phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer (clinical benefit rate at week 24) and in patients with prostate cancer (mean change in prostate specific antigen, compared to placebo control). We have also reported that the treatment with blinatumomab was discontinued permanently in some patients due to adverse events that included infections, central nervous system events, and liver enzyme increases. MT110 is in a phase 1 dose-escalation clinical trial, and we may reach the maximum tolerated dose without reaching a dose level at which MT110 shows a clinically meaningful anti-tumor effect.  We are continuing the development of these product candidates in phase 1 and/or phase 2 clinical trials, but there can be no assurance that we will not encounter unacceptable adverse events or that any preliminary suggestion of anti-tumor activity of these product candidates will be confirmed during the ongoing or any future clinical trials.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMEA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMEA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements or to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMEA approval. This revalidation may be costly and time-consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1	Form of Specimen Common Stock Certificate

10.1(#)	2009 Management Incentive Compensation Plan

10.2(+)	Option, Collaboration and License Agreement, dated as of January 12, 2009, by and between Micromet AG and Bayer Schering Pharma AG

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

#	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by ***) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
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

Dated: May 11, 2009	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

4.1	Form of Specimen Common Stock Certificate

10.1(#)	2009 Management Incentive Compensation Plan

10.2(+)	Option, Collaboration and License Agreement, dated as of January 12, 2009, by and between Micromet AG and Bayer Schering Pharma AG

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

#	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by ***) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.