Form 10-Q
period 2009-06-30
MICROMET, INC.
filed 2009-08-06
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on August 4, 2009 was 68,686,875.

MICROMET, INC.
 FORM 10-Q — QUARTERLY REPORT
 FOR THE QUARTERLY PERIOD ENDED June 30, 2009
 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,685	$46,168
Short-term investments	16,528	-
Accounts receivable	1,838	3,424
Prepaid expenses and other current assets	1,938	1,950
Total current assets	52,989	51,542
Property and equipment, net	3,098	3,322
Goodwill	6,462	6,462
Patents, net	4,185	5,250
Other long-term assets	3	959
Restricted cash	3,137	3,140
Total assets	$69,874	$70,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,566	$710
Accrued expenses	5,950	6,492
Common stock warrants liability	14,123	12,294
Current portion of long-term debt obligations	2,149	-
Current portion of deferred revenue	6,802	4,054
Total current liabilities	30,590	23,550
Deferred revenue, net of current portion	7,314	7,555
Other non-current liabilities	2,057	2,025
Long-term debt obligations	-	2,157
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 52,579 shares issued and outstanding at June 30, 2009; 50,913 shares issued and outstanding at December 31, 2008	2	2
Additional paid-in capital	234,997	227,806
Accumulated other comprehensive income	7,360	5,749
Accumulated deficit	(212,446)	(198,169)
Total stockholders' equity	29,913	35,388
Total liabilities and stockholders' equity	$69,874	$70,675

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Collaboration agreements	$4,594	$7,900	$11,900	$13,649
License fees and other	336	552	493	727
Total revenues	4,930	8,452	12,393	14,376
Operating expenses:
Research and development	8,950	10,992	17,639	20,712
General and administrative	3,629	3,383	7,316	6,917
Total operating expenses	12,579	14,375	24,955	27,629
Loss from operations	(7,649)	(5,923)	(12,562)	(13,253)
Other income (expense):
Interest expense	(94)	(32)	(170)	(144)
Interest income	141	199	280	466
Change in fair value of warrants	(6,261)	(2,962)	(1,829)	(1,709)
Other (expense) income	(82)	91	4	147
Net loss	$(13,945)	$(8,627)	$(14,277)	$(14,493)

Basic and diluted net loss per common share	$(0.27)	$(0.21)	$(0.28)	$(0.36)
Weighted average shares used to compute basic and diluted net loss per share	51,480	40,824	51,198	40,802

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,277)	$(14,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,619	1,959
Non-cash interest on long-term debt obligations	166	58
Amortization of premium/discount on short-term investments	96	-
Non-cash change in fair value of common stock warrants liability	1,829	1,709
Stock-based compensation expense	2,375	1,703
Net loss on disposal of property and equipment	27	-
Changes in operating assets and liabilities:
Accounts receivable	1,646	2,312
Prepaid expenses and other current assets	123	533
Accounts payable, accrued expenses and other liabilities	(32)	607
Deferred revenue	2,298	943
Net cash used in operating activities	(4,130)	(4,669)
Cash flows from investing activities:
Purchases of investments	(20,987)	-
Proceeds from the maturity of investments	5,958	-
Purchases of property and equipment	(260)	(267)
Net cash used in investing activities	(15,289)	(267)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	5,112	-
Proceeds from exercise of stock options	522	84
Principal payments on capital lease obligations	(66)	(98)
Net cash provided by (used in) financing activities	5,568	(14)
Effect of exchange rate changes on cash and cash equivalents	368	311
Net decrease in cash and cash equivalents	(13,483)	(4,639)
Cash and cash equivalents at beginning of period	46,168	27,066
Cash and cash equivalents at end of period	$32,685	$22,427

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	191	205

The accompanying notes are an integral part of these financial statements.

Note 1.	Business Overview

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Five of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in earlier stages of preclinical development. To date, we have incurred significant research and development expenses and have not achieved any revenues from product sales.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of $212.4 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report and the proceeds received from the sale of common stock in August 2009 (see Note 9), we believe that we have adequate resources to fund our operations for at least 24 months, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 8).

Note 3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.  Our money market funds consist of at least 80% of net assets in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations.

Short-Term Investments

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Debt and Equity Securities, short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortization of premiums and accretion of discounts to maturity is included in interest expense or income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.  As of June 30, 2009 our investments are in debt of foreign governments with maturities of less than one year.  The amortized cost basis is $16.5 million and the aggregate fair value is $16.5 million as of June 30, 2009.  Other comprehensive income for the six months ended June 30, 2009 includes unrealized gains of $23,000 and unrealized losses of $2,000.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of June 30, 2009 and December 31, 2008, we had a total of $3.1 million in certificates of deposit that are classified as non-current restricted cash.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $(13,000) and $93,000 for the three months ended June 30, 2009 and 2008, respectively, and $40,000 and $103,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(13,945)	$(8,627)	$(14,277)	$(14,493)
Foreign currency translation adjustments	1,058	(88)	1,592	(266)
Unrealized gain on investments available for sale	21	—	20	—
Comprehensive loss	$(12,866)	$(8,715)	$(12,665)	$(14,759)

Share-Based Compensation

We account for share-based payments in accordance with SFAS No. 123(R), Share-Based Payment Awards, utilizing the Black-Scholes option pricing method for determining the fair value of stock-based awards.  The determination of the estimated fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected term.

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

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The outstanding anti-dilutive securities excluded from the diluted net loss computation consisted of common stock options of 9,296,000 and 7,918,000 shares and common stock warrants of 8,222,000 and 5,527,000 shares, in each case for the three and six months ended June 30, 2009 and 2008, respectively.

Recent Accounting Standards and Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of FSP FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (”FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The adoption FSP SFAS 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB approved SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which an entity has evaluated subsequent events.  We adopted SFAS 165 in the second quarter of 2009 and the adoption had no material impact.  We evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date we issued these financial statements.

Note 4.	Fair Value Measurements

We include disclosures about fair value measurements pursuant to SFAS 157.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability.  Accordingly, fair value as described by SFAS 157 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,685	$32,685	$—	$—
Restricted cash	3,137	3,137	—	—
Foreign government bonds	16,528	—	16,528	—
Total assets	$52,350	$35,822	$16,528	$—
Liabilities:
Common stock warrant liability	$(14,123)	$—	$—	$(14,123)

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009 and 2008:

	June 30, 2009
	3-months ended	6-months ended
Beginning balance,	$(7,862)	$(12,294)
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/ unrealized included in earnings	(6,261)	(1,829)
Purchases/ issuances/ settlements, net	—	—
Balance June 30, 2009	$(14,123)	$(14,123)

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

We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities during the six months ended June 30, 2009 and no required additional disclosures upon adoption.

Note 5.	Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Nycomed	$6,501	$7,260
Bayer Schering	3,161	—
TRACON	1,271	1,321
Merck Serono	2,443	2,523
Other	740	505
Subtotal	14,116	11,609
Current portion	(6,802)	(4,054)
Long term portion	$7,314	$7,555

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years, respectively.  The deferred revenue for Bayer Schering consists of an option fee that is being recognized over a period of one year, which began in the first quarter of 2009.  Under the terms of the agreement with Bayer Schering Pharma, we received € 4.5 million, or $6.0 million, as a fee for a one-year option on a specific BiTE antibody.  Bayer Schering Pharma may exercise this option on or before January 5, 2010 through the additional payment of an option exercise fee. The exercise of the option would trigger a formal collaboration for the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma would assume full control of the further development and commercialization of the BiTE antibody.  The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.

Note 6.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Facility lease exit liability, net of current portion	$1,112	$1,215
GEK subsidy, net of current portion	107	135
Asset retirement obligation	513	471
Capital lease obligations, net of current portion	306	187
Other	19	17
	$2,057	$2,025

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the facility lease activity for these obligations for the six months ended June 30, 2009 (in thousands):

Balance January 1, 2009	$1,432
Amounts paid in period	(193)
Accretion expense	126
Balance June 30, 2009	$1,365

Of the $1,365,000 lease exit liability as of June 30, 2009, $253,000 is current and $1,112,000 is non-current.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease. The following table summarizes the activity for the six months ended June 30, 2009 (in thousands):

Balance January 1, 2009	$471
Accretion expense	41
Currency translation adjustment	1
Balance June 30, 2009	$513

Note 7.	Current Portion of Long-Term Debt

Our only long-term debt obligation at December 31, 2008 was an unsecured promissory note in favor of an affiliate of MedImmune, Inc. with a maturity date of June 6, 2010.  Interest on this note is payable monthly at an interest rate of 4.5% per annum.  As of June 30, 2009, the remaining principal amount of $2.1 million has been reclassified from a long-term to current liability.

Note 8.	Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited “Kingsbridge” which entitles us to sell and obligates Kingsbridge to purchase, from time to time through December 2011, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions. We are not eligible to draw down any funds under the CEFF at any time when our stock price is below $2.00 per share.  In connection with the December 2008 CEFF, we terminated a prior CEFF with Kingsbridge that had been in place since August 2006. The December 2008 CEFF expanded the amount available to draw from $25.0 million under the August 2006 CEFF to $75.0 million. We did not draw down on the August 2006 CEFF.  In connection with the December 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share. The warrant is exercisable until June 2014. In connection with the August 2006 CEFF, we issued to Kingsbridge a warrant to purchase up to 285,000 shares of common stock at an exercise price of $3.2145 per share, which warrant was not affected by the new CEFF or the issuance of the new warrant to Kingsbridge. The fair value of the two warrants issued to Kingsbridge approximates $0.8 million.

During the second quarter of 2009, we completed two draw downs under the CEFF and issued a total of 1,420,568 shares for aggregate gross proceeds of $5.3 million.  In May 2009, we issued 764,700 shares to Kingsbridge for gross proceeds of $2.5 million (average price per share of $3.27), and in June 2009, we issued 655,868 shares to Kingsbridge in exchange for gross proceeds of $2.8 million (average price per share of $4.19).  Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $69.7 million in cash consideration or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, we have incurred legal fees and other financing costs of approximately $138,000.  These costs along with the $0.8 million fair value of the warrants were recorded as a component of stockholders’ equity during the second quarter of 2009.

Note 9.	Subsequent Event

On July 30, 2009, we entered into a definitive agreement with various underwriters to which we agreed to issue an aggregate of 16,100,000 shares of common stock, which includes the exercise of an over-allotment option for 2,100,000 shares, in return for aggregate gross proceeds, before underwriting discount and expenses, of $80.5 million.  After underwriting discount and estimated expenses payable by us of approximately $0.3 million, net proceeds from the public offering were approximately $75.0 million.  The shares were issued, and the proceeds were received, on August 4, 2009.  The shares are being sold to the public at a price of $5.00, and the underwriters have purchased the shares from us under the purchase agreement at a price of $4.675 per share.  Based on our capital resources as of the date of this report and from the proceeds received from this sale of common stock in August 2009, we believe that we have adequate resources to fund our operations for at least 24 months, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from the CEFF with Kingsbridge.

The offering was made pursuant to a registration statement on Form S-3 (File No. 333-160130) filed with the Securities and Exchange Commission on June 19, 2009, which became effective on July 2, 2009 and a registration statement on Form S-3 (File No. 333-160888) filed with the Commission pursuant to Rule 462(b) under the Securities Act of 1933, as amended, the prospectus included in the registration statements and a final prospectus supplement relating to the shares filed pursuant to Rule 424(b)(5) of the Securities Act on July 30, 2009.

We have evaluated subsequent events through the time of filing these financial statements on August 6, 2009.

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

Ongoing Business Activities

We are a biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies.  BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells.  T cells are considered the most powerful “killer cells” of the human immune system.  Five of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.  Our BiTE antibody blinatumomab, also known as MT103, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia, or ALL, and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.  We were previously developing blinatumomab in collaboration with MedImmune LLC, a wholly owned subsidiary of AstraZeneca plc. As described in further detail under “Research and Development” below, in March 2009, MedImmune elected to commence the development of a new BiTE antibody for the treatment of hematological cancers and to return to us the license to develop and commercialize blinatumomab in North America. We will continue the development of blinatumomab in Europe as planned, and are evaluating our strategy for the development of blinatumomab in the United States.  We currently expect to initiate a pivotal trial of blinatumomab in ALL patients in 2010.

  A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors.  MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.  We are also developing our human monoclonal antibody adecatumumab, also known as MT201, which also binds to EpCAM and is being developed under a collaboration with Merck Serono. The current clinical development of this antibody includes a phase 2 clinical trial in colorectal carcinoma patients after complete resection of liver metastases, and a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer.  Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.  MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our licensee Morphotek, a wholly-owned subsidiary of Eisai, is also expected to commence a phase 1 clinical trial in 2009 to evaluate our glycolipid-binding human antibody MT228 for the treatment of melanoma.

Our preclinical product pipeline includes several novel BiTE antibodies generated with our proprietary BiTE antibody platform technology. A BiTE antibody targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors is being developed in collaboration with MedImmune. In addition, we have entered into an option, collaboration and license agreement with Bayer Schering Pharma AG under which Bayer Schering Pharma was granted an exclusive option until January 2010 to license a specified BiTE antibody against an undisclosed solid tumor target. Other BiTE antibodies targeting melanoma chondroitin sulfate proteoglycan, or MCSP, as well as the antigens CD33, HER2, EGFR and other targets are in various stages of preclinical development.

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

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue or delay development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process, manufacturing process or other key development process, for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

Since our inception, we have financed our operations through private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements and, more recently, a committed equity financing facility. In addition, as described below, in August 2009 we issued shares of common stock in a public offering for net proceeds of approximately $75.0 million. We may seek funding through public or private financings in the future. If we raise additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we can raise additional capital on acceptable terms, or at all.

Research and Development

Through June 30, 2009, our research and development expenses consisted of costs associated with the clinical development of adecatumumab, blinatumomab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	June 30,	June 30,
	2009	2008
Collaborative R&D revenue:
Nycomed	$1.5	$4.8
Bayer Schering	1.5	—
MedImmune	0.8	2.0
Merck Serono	0.7	0.9
TRACON	—	0.1
Other	—	0.1
Total collaborative R&D revenue	4.5	7.9
License and other revenue	0.4	0.6
Total revenues	$4.9	$8.5

Collaborative R&D Revenue   Collaborative R&D revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Nycomed.  Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period ending in 2027.   The decrease in revenue for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to lower activity performed by us as Nycomed assumes the later stage development and from the receipt of a milestone payment of approximately $0.8 in the second quarter of 2008.

Bayer Schering.   Revenues from Bayer Schering represent a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee is being recognized over the option period of one year.

MedImmune.  Collaborative research and development revenues from MedImmune represent MedImmune’s share of the costs of clinical development of blinatumomab and its full responsibility for the costs of product development of MT111. The decrease in MedImmune revenue was primarily due to the diminished activity under the blinatumomab program after MedImmune’s notice of its intention to commence joint development of a replacement antibody.

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

Research and development expenses were $9.0 million and $11.0 million for the three months ended June 30, 2009 and 2008, respectively. The majority of our research and development expenses are denominated in Euros, and the changes in the Euro exchange rate accounted for $1.3 million of the decrease from 2008.  The decrease was also the result of lower process development expenses of $1.3 million related to the MT203 program as the responsibility for the later stage development transfers to Nycomed.  Partially offsetting these decreases were increases in research and development salaries of $0.3 million and an increase in share-based compensation of $0.2 million.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses were $3.6 million and $3.4 million for the three months ended June 30, 2009 and 2008, respectively.  The increase is primarily related to an increase in share-based compensation expense of $0.1 million related to the vesting of performance-based stock option grants during the second quarter of 2009, and increased salaries of $0.1 million.

Interest Expense.   Interest expense for the three months ended June 30, 2009 and 2008 was $94,000 and $32,000, respectively. The increase was due to the amortization of premiums on our investments, partially offset by the repayment of indebtedness in July 2008.

Interest Income.   Interest income for the three months ended June 30, 2009 and 2008 was $141,000 and $199,000, respectively. The decrease was due to lower interest rates during 2009 as compared to 2008.

Change in Fair Value of Common Stock Warrants Liability.   Under the terms of the warrants issued in connection with a private placement that we closed in June 2007, if at any time while any of the warrants is outstanding, we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we (or any successor entity) are obligated to purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is recorded as a component of other (expense), while decreases in our stock price cause the liability to decrease, which is recorded as a component of other income. The expense of $6.3 million recorded during the second quarter of 2009 represents an increase in the fair value of the warrant as of June 30, 2009 as compared to its value on March 31, 2009.  The expense of $3.0 million recorded during the second quarter of 2008 represents an increase in the fair value of the warrant as of June 30, 2008 as compared to its value on March 31, 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Six Months Ended
	June 30,	June 30,
	2009	2008
Collaborative R&D revenue:
Nycomed	$5.7	$8.0
Bayer Schering	3.0	—
MedImmune	1.7	3.8
Merck Serono	1.4	1.6
TRACON	0.1	0.2
Other	—	0.1
Total collaborative R&D revenue	11.9	13.7
License and other revenue	0.5	0.7
Total revenues	$12.4	$14.4

The decrease in revenue from Nycomed for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to a decrease in ongoing development revenue of $3.5 million under this collaboration as the program progresses from the pre-clinical stage to clinical trials, and the responsibility for the development work shifts to Nycomed.   Partially offsetting this decrease was the receipt of a milestone payment of approximately $2.0 million recognized as revenue during 2009 as a result of Nycomed’s filing of a clinical trial application for MT203 in Europe, as compared to milestone revenue of $0.8 million received in the same period in 2008.

Bayer Schering.   Revenues from Bayer Schering represent a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee is being recognized over the option period of one year.

MedImmune.  Collaborative research and development revenues from MedImmune represent MedImmune’s share of the costs of clinical development of blinatumomab and its full responsibility for the costs of product development of MT111. The decrease in MedImmune revenue was primarily due to the discontinuation of a research program for EphA2 in the fourth quarter of 2008 and the diminished activity under the blinatumomab program.

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

Research and Development Expenses  Research and development expenses were $17.6 million and $20.7 million for the six months ended June 30, 2009 and 2008, respectively.  The majority of our research and development expenses are denominated in Euros, and changes in the Euro exchange rate from the prior year accounted for a decrease of $2.4 million compared to 2008.  In addition, there were decreases in manufacturing expenses of $2.1 million compared to 2008 related to the MT203 program due to the completion of some of the earlier stage work performed by us under our collaboration agreement with Nycomed.  Partially offsetting these decreases were increases of $0.5 million in the MT103 program, $0.8 million in research and development salaries and $0.3 million in share-based compensation.

General and Administrative Expenses.   General and administrative expenses were $7.3 million and $6.9 million for the six months ended June 30, 2009 and 2008, respectively.  The increase is primarily related to an increase in share-based compensation expense of $0.4 million related to the vesting of performance-based stock option grants during 2009.

Interest Expense.   Interest expense for the six months ended June 30, 2009 and 2008 was $170,000 and $144,000, respectively. The increase was due to the amortization of premiums on our investments, partially offset by the repayment of indebtedness in July 2008.

Interest Income.   Interest income for the six months ended June 30, 2009 and 2008 was $280,000 and $466,000, respectively. The decrease was due to lower interest rates during 2009 as compared to 2008.

Change in Fair Value of Common Stock Warrants Liability.    The non-cash expense resulting from the change in the fair value of the warrants was $1.8 million and $1.7 million for the six-month periods ending June 30, 2009 and 2008, respectively.  In each case, increases in our stock price during the six-month period caused the warrant liability to increase.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available for sale investments of $49.2 million and $46.2 million as of June 30, 2009 and December 31, 2008, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of June 30, 2009, we had $3.1 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Summary of Cash Flows.  Net cash used in operating activities was $4.1 million for the six months ended June 30, 2009, compared to $4.7 million used in operating activities for the six months ended June 30, 2008. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss from operations of $14.3 million for the six-months ended June 30, 2009. Operating loss was adjusted by $6.1 million for non-cash expenses, including $2.4 million for stock-based compensation, $1.8 million for the change in the common stock warrant liability and $1.6 million for depreciation and amortization.  Changes in working capital during the six months ended June 30, 2009 included higher cash balances of $1.6 million from net decreases in accounts receivable, higher cash balances of $2.3 million from an increase in deferred revenue, which gives effect to the $6.0 million option fee received from Bayer Schering in January 2009 that is being recognized as revenue through January 2010.

Net cash used in investing activities was $15.3 million for the six months ended June 30, 2009, compared to $267,000 used in investing activities for the six months ended June 30, 2008.  In 2009, we purchased short-term investments denominated in Euros to maintain liquid assets in the currency in which the majority of our expenses are denominated.

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2009, compared to $14,000 used in financing activities for the six months ended June 30, 2008. Proceeds of $5.1 million, net of financing costs, were received from the sale of common stock under our CEFF with Kingsbridge, and we also received $522,000 from the exercise of stock options during the quarter.  During the same period in 2008 we received $84,000 from option exercises and paid $98,000 under capital leases.

Sources and Uses of Cash.  To date, we have funded our operations through proceeds from private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing, equity draws under the CEFF with Kingsbridge, and most recently from a public offering of common stock in August of 2009 described below. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may raise substantial funds through the sale of our common stock, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report and from the proceeds received from the sale of common stock in August 2009 described below, we believe that we have adequate resources to fund our operations for at least 24 months, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge.

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

Committed Equity Financing Facility

In December 2008, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock through December 2011, subject to early termination in certain circumstances. In connection with this CEFF, we issued a warrant to Kingsbridge to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share.  The warrant is exercisable until June 2014.  Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 10,104,109 shares (exclusive of the shares underlying the warrant issued to Kingsbridge).  Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight-day pricing period, provided that if the average market price on any day during the pricing period is less than the greater of $2.00 or 85% of the closing price of the day preceding the first day of the pricing period, then such day would not be used in determining the number of shares that would be issued in the draw down and the aggregate amount of such draw down would be decreased by one-eighth.

The maximum dollar amount of shares that we may require Kingsbridge to purchase in any pricing period is equal to the greater of (a) a percentage of our market capitalization as determined at the time of the draw down (which percentage ranges from 1.0% to 1.5% depending upon our market capitalization at the time of the draw down) or (b) four times the average trading volume of our common stock for a specified period prior to the draw down notice, multiplied by the closing price of the common stock on the trading day prior to the draw down notice, in each case subject to certain conditions. If either of the foregoing calculations yields a draw down amount in excess of $10 million, then the individual draw down amount is limited to $10 million.

We filed a registration statement which became effective in December 2008 with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant issued to Kingsbridge, and the registration rights agreement requires us to maintain the effectiveness of the registration statement. If we fail to maintain the effectiveness of the registration statement or if we suspend the use of the registration statement, under certain circumstances we may be required to pay certain amounts to Kingsbridge (or issue to Kingsbridge additional shares of common stock in lieu of cash payment) as liquidated damages. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.

As described in this report, during the second quarter of 2009 we made the first draw downs under the CEFF.  In May and June 2009, we issued a total of 1,420,568 shares of common stock to Kingsbridge for aggregate gross proceeds of $5.3 million.  Accordingly, the remaining amount available under the CEFF decreased to the lesser of $69.7 million or 8,684,351 shares of common stock.

Public Offering of Common Stock

On August 4, 2009, we completed an underwritten public offering of 16,100,000 shares of common stock at a public offering price of $5.00 per share for net proceeds of  approximately $75.0 million after deducting the underwriters' discount and other estimated offering expenses payable by us.

Contractual Obligations

We have contractual obligations related to our facility leases, research agreements and financing agreements.  The following table sets forth our significant contractual obligations as of June 30, 2009 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases(1)	$15,516	$5,124	$10,389	$3	$—
Short-term debt — MedImmune	2,149	2,149	—	—	—
Contractual payments under licensing agreements (2)	416	80	162	106	68
Capital leases	554	146	257	124	27
	$18,635	$7,499	$10,808	$233	$95

(1)	The amounts shown in operating leases excludes expected sub-lease income.

(2)
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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our available cash resources, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us and the future development of a BiTE antibody under our collaboration with MedImmune, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”

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

Exchange Rates

A significant portion of our cash and cash equivalents, and all of our short-term investments, are currently denominated in Euros.  A majority of our operating expenses, including our research and development expenses, are incurred in Europe pursuant to arrangements that are generally denominated in Euros.  By aligning our cash, cash equivalents and investments in the same currency as our expenses, we minimize the potential negative impact of foreign currency fluctuations relative to our operating budgets.  However, we do maintain a significant portion of our cash and cash equivalents in U.S. dollars.

As a result, our financial results and capital resources will be affected by changes in the U.S. dollar/Euro exchange rate. As of June 30, 2009, we had U.S. dollar-denominated cash and cash equivalents of approximately $24.9 million and Euro-denominated cash and investments of approximately €19.0 million, or approximately $26.7 million using the exchange rate as of that date.  As of June 30, 2009, we had Euro-denominated liabilities of approximately €15.3 million, or approximately $21.5 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the six months ended June 30, 2009 (in thousands)	$611	$917	$1,223

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2009, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. During the second quarter of 2009 we implemented a new accounting system at both of our locations in the United States and Germany.  Other than this system implementation, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occur, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Certain factors individually or in combination with others may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them.

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability.

We have incurred losses from our inception through June 30, 2009, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including Merck Serono, MedImmune, Nycomed and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

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

We expect to seek funding through public or private financings or from existing or new collaborators with whom we enter into research or development collaborations with respect to programs that are not currently licensed.  As described in this report, in August 2009, we completed an underwritten public offering of our common stock for net proceeds of approximately $75.0 million.  The market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all, in the event that we seek additional funding.  Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

In December 2008, we entered into a CEFF with Kingsbridge, which entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions. To date, we have sold 1,420,568 shares of common stock for gross proceeds of $5.3 million under this agreement.  Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include:

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

Our officers and directors, together with their affiliates, collectively own an aggregate of approximately 17% of our outstanding common stock. As a result, if they act together, they may significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and this group may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

As noted elsewhere in this report, pursuant to the terms of our collaboration and license agreement with MedImmune, MedImmune has notified us of its election to develop a new BiTE antibody and to discontinue the development of blinatumomab in North America. There can be no assurances that we will be able to successfully develop blinatumomab in North America, that such development will not be delayed as a result of contractual or financial constraints, that MedImmune will comply with its continuing contractual obligations to develop the commercial scale manufacturing process for blinatumomab and to supply us with blinatumomab for clinical trials, on a timeline or in a manner that is consistent with our development plans for blinatumomab that we would be successful in enforcing MedImmune’s continuing obligations under the collaboration and license agreement, or that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner if we desire to do so.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. For this reason, we contract with a number of third-party manufacturers for the production of our product candidates. In certain instances, manufacturing responsibilities are defined in collaboration agreements with our pharmaceutical partners.  For example, as discussed in this report, the obligation to manufacture blinatumomab remains with MedImmune, even though MedImmune returned North American rights to blinatumomab to Micromet in March 2009.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 17, 2009, we held an annual meeting of our stockholders.  The proxy materials related to the meeting were distributed on or about May 8, 2009.  As of the record date of April 29, 2009, 50,924,347 shares of our common stock were outstanding and entitled to vote at the meeting.  Of these shares, 39,222,235 shares were present at the meeting in person or by proxy, representing approximately 77% of our outstanding shares of common stock.

The following sets forth the matters presented for a vote by the stockholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter		Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
(1)	Election of David Hale as a Class III director with a term serving until the 2012 Annual Meeting	39,133,063	—	89,172	—	—
(2)	Election of Michael Carter as a Class III director with a term serving until the 2012 Annual Meeting	38,969,495	—	252,740	—	—
(3)	Election of John Berriman as a Class III director with a term serving until the 2012 Annual Meeting	38,948,081	—	274,154	—	—
(4)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year	37,041,613	49,241	—	139,564	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1(#)	Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

#	Indicates management contract or compensatory plan.
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

Dated: August 6, 2009	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1(#)	Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007
#	Indicates management contract or compensatory plan.

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing