Form 10-Q
period 2009-09-30
MICROMET, INC.
filed 2009-11-06
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on November 2, 2009 was 68,985,005.

MICROMET, INC.
 FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$100,029	$46,168
Short-term investments	14,360	-
Accounts receivable	1,979	3,424
Prepaid expenses and other current assets	2,029	1,950
Total current assets	118,397	51,542
Property and equipment, net	3,751	3,322
Goodwill	6,462	6,462
Patents, net	1,164	5,250
Other long-term assets	3	959
Restricted cash	3,167	3,140
Total assets	$132,944	$70,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,508	$710
Accrued expenses	7,159	6,492
Common stock warrants liability	20,477	12,294
Current portion of deferred revenue	5,608	4,054
Total current liabilities	34,752	23,550
Deferred revenue, net of current portion	7,413	7,555
Other non-current liabilities	2,352	2,025
Long-term debt obligations	-	2,157
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 68,932 shares issued and outstanding at September 30, 2009 and 50,913 shares issued and outstanding at December 31, 2008	3	2
Additional paid-in capital	312,470	227,806
Accumulated other comprehensive income	8,291	5,749
Accumulated deficit	(232,337)	(198,169)
Total stockholders' equity	88,427	35,388
Total liabilities and stockholders' equity	$132,944	$70,675

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Collaboration agreements	$3,361	$7,009	$15,261	$20,658
License fees and other	660	29	1,153	756
Total revenues	4,021	7,038	16,414	21,414
Operating expenses:
Research and development	13,324	9,943	30,963	30,655
General and administrative	3,808	3,429	11,124	10,346
Total operating expenses	17,132	13,372	42,087	41,001
Loss from operations	(13,111)	(6,334)	(25,673)	(19,587)
Other income (expense):
Interest expense	(52)	(45)	(222)	(189)
Interest income	66	183	346	649
Change in fair value of warrants	(6,354)	(6,794)	(8,183)	(8,503)
Other (expense) income	(441)	99	(437)	246
Net loss	$(19,892)	$(12,891)	$(34,169)	$(27,384)

Basic and diluted net loss per common share	$(0.32)	$(0.31)	$(0.62)	$(0.67)
Weighted average shares used to compute basic and diluted net loss per share	62,655	41,041	55,058	40,883

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,169)	$(27,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,484	2,871
Non-cash interest on long-term debt obligations	248	269
Amortization of premium/discount on short-term investments	126	—
Non-cash change in fair value of common stock warrants liability	8,183	8,503
Stock-based compensation expense	4,344	2,539
Impairment of long-term assets	2,585	—
Net loss on disposal of property and equipment	36	—
Changes in operating assets and liabilities:
Accounts receivable	1,571	2,724
Prepaid expenses and other current assets	75	833
Accounts payable, accrued expenses and other liabilities	627	(406)
Deferred revenue	744	1,373
Net cash used in operating activities	(13,146)	(8,678)
Cash flows from investing activities:
Purchases of investments	(27,974)	—
Proceeds from the maturity of investments	15,900	—
Purchases of property and equipment	(666)	(377)
Restricted cash used as collateral	—	5
Net cash used in investing activities	(12,740)	(372)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	80,029	—
Proceeds from exercise of stock options	1,110	608
Proceeds from the exercise of warrants	—	421
Principal payments on debt obligations	(2,187)	(2,466)
Principal payments on capital lease obligations	(92)	(148)
Net cash provided by (used in) financing activities	78,860	(1,585)
Effect of exchange rate changes on cash and cash equivalents	887	(495)
Net increase (decrease) in cash and cash equivalents	53,861	(11,130)
Cash and cash equivalents at beginning of period	46,168	27,066
Cash and cash equivalents at end of period	100,029	$15,936

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	653	219
Reclassification of warrant liability to additional paid-in capital	—	988

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of September 30, 2009, we had an accumulated deficit of $232.3 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report and the proceeds received from the sale of common stock in August 2009 (see Note 9), we believe that we have adequate resources to fund our operations for at least 24 months, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 8).

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

Short-Term Investments

In accordance with the Accounting Standards Codification (ASC) Topic 320 (formerly Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Debt and Equity Securities), short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortization of premiums and accretion of discounts to maturity is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.  As of September 30, 2009 our investments are in debt of foreign governments with maturities of less than one year.  The amortized cost basis is $12.7 million and the aggregate fair value is $14.4 million as of September 30, 2009.  Other comprehensive income for the nine months ended September 30, 2009 includes unrealized gains of $115,000 and unrealized losses of $99,000.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of September 30, 2009 and December 31, 2008, we had a total of $3.2 million and $3.1 million, respectively, in certificates of deposit that are classified as non-current restricted cash.

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

Goodwill

In accordance with ASC Topic 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), we review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component.  We have determined that we have only one reporting unit, the development of biopharmaceutical products.  Goodwill is determined to be impaired if the fair value of the reporting unit to which the goodwill has been assigned is less than its carrying amount. We have selected October 1 as our annual goodwill impairment testing date.

Patents

Our patent portfolio consists primarily of internally developed patents covering our BiTE antibody platform and the composition of our BiTE antibody product candidates and conventional antibodies.  The costs of generating our internally developed patent portfolio has been expensed as incurred.

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents are being amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities through license agreements.  Evidence from recent licensing transactions indicates that our future licensing fees derived from these purchased patents will be lower than previously expected.  We deemed these events in connection with lower expectations of future licensing fees to be an indication of potential impairment.

In accordance with ASC Topic 350, we periodically assess whether the carrying value of the purchased patents is recoverable if there is an indicator of impairment.  We evaluated whether the carrying value of the patents would be recoverable by comparing their carrying value to the undiscounted cash flows generated from these assets.  The carrying value was in excess of the undiscounted cash flows; therefore, we calculated the fair value of the patents to determine the amount of impairment.  We calculated the fair value of the patents using the income approach (discounted cash flows). Based on the fair value, we recognized a non-cash patent impairment charge of approximately $2.6 million for the three months ended September 30, 2009.  The impairment charge was recorded within research and development expenses on the statement of operations.  Key inputs utilized in the determination of this non-recurring fair value measurement relate to our estimates of cash flows for the remaining patent life and the discount rate factor.  The determination of the discount rate was based upon the risk-free rate, adjusted by a risk premium.  Because these inputs are unobservable, the fair value determination is a Level 3 measurement.

Impairment of Long-Lived and Identifiable Intangible Assets

In accordance with the provisions of ASC Topic 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains and losses are recorded in the consolidated statements of operations in other income (expense) and amounted to $(285,000) and $(75,000) for the three months ended September 30, 2009 and 2008, respectively, and $(325,000) and $(164,000) for the nine months ended September 30, 2009 and 2008, respectively.

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

Revenue Recognition

Our revenues consist of licensing fees, milestone payments, and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on ASC Topic 605 (formerly Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables). ASC Topic 605 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as the services are performed.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(19,892)	$(12,891)	$(34,169)	$(27,384)
Foreign currency translation adjustments	974	6	2,566	(260)
Unrealized gain on investments available for sale	(42)	—	(22)	—
Comprehensive loss	$(18,960)	$(12,885)	$(31,625)	$(27,644)

Share-based compensation

We account for share-based payments in accordance with ASC Topic 718 (formerly SFAS No. 123(R), Share-Based Payment Awards), utilizing the Black-Scholes option pricing method for determining the fair value of stock-based awards.  The determination of the estimated fair value of our share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected term.

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

Options or stock awards issued to non-employees are measured at their estimated fair value in accordance with ASC Topic 718 and ASC Topic 505 (formerly EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services).  Expense is recognized when service is rendered; however, the expense may fluctuate with changes in the fair value of the underlying common stock, until the award is vested.

Income Taxes

We account for income taxes under ASC Topic 740 (formerly  SFAS No. 109, Accounting for Income Taxes), using the liability method. Deferred income taxes are recognized at the enacted tax rates for temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the related tax asset will not be recovered.

We account for uncertain tax positions pursuant to ASC Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109).  ASC Topic 740 was adopted on January 1, 2007 with no material impact on our consolidated financial statements.  Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained.  If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more than 50 percent likely to be realized upon ultimate settlement.    In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.   It is our policy to record interest and penalties related to uncertain tax positions as a component of income tax expense.

Net Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Options to purchase 9,099,000 and 7,920,000 shares of common stock, respectively, and warrants to purchase 8,222,000 and 5,264,000 shares, respectively, were excluded from the net loss calculation for the nine months ended September 30, 2009 and 2008, respectively, as their effect would be anti-dilutive.

Recent Accounting Standards and Pronouncements

In October 2009, the FASB approved ASC Topic 605-25, Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC Topic 605-25 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC Topic 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

In July 2009, the FASB issued ASC Topic 105 (formerly SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 contains guidance that reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

We adopted the provisions of ASC Topic 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC Topic 820-10 did not have an impact on our consolidated financial statements.

Note 4.        Fair Value Measurements

We include disclosures about fair value measurements pursuant to ASC Topic 820.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability.  Accordingly, fair value as described by ASC Topic 820 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$100,029	$100,029	$—	$—
Restricted cash	3,167	3,167	—	—
Foreign government bonds	14,360	—	14,360	—
Total assets	$117,556	$103,196	$14,360	$—
Liabilities:
Common stock warrant liability	$(20,477)	$—	$—	$(20,477)

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at September 30, 2009 and December 31, 2008:

	September 30, 2009
	3-months ended	9-months ended
Beginning balance	$(14,123)	$(12,294)
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/ unrealized included in earnings	(6,354)	(8,183)
Purchases/ issuances/ settlements, net	—	—
Balance September 30, 2009	$(20,477)	$(20,477)

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

We also adopted ASC Topic 820 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities during the nine months ended September 30, 2009 and no required additional disclosures upon adoption.

Note 5.       Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, TRACON Pharmaceuticals, Inc. and Merck Serono International SA as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Nycomed	$6,809	$7,260
Bayer Schering Pharma	1,642	—
TRACON	1,246	1,321
Merck Serono	2,521	2,523
Other	803	505
Subtotal	13,021	11,609
Current portion	(5,608)	(4,054)
Long term portion	$7,413	$7,555

The deferred revenue for Nycomed and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years and 15 years, respectively.  The deferred revenue for Bayer Schering Pharma consists of an option fee that is being recognized over a period of one year, which began in the first quarter of 2009.  Under the terms of the agreement with Bayer Schering Pharma, we received €4.5 million, or $6.0 million at the exchange rate in effect as of the date of this transaction, as a fee for a one-year option on a specific BiTE antibody.  Bayer Schering Pharma may exercise this option on or before January 5, 2010 through the additional payment of an option exercise fee. The exercise of the option would trigger a formal collaboration for the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma would assume full control of the further development and commercialization of the BiTE antibody.  The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which is expected to continue through 2011.

Note 6.       Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Facility lease exit liability, net of current portion	$1,049	$1,215
GEK subsidy, net of current portion	98	135
Asset retirement obligation	554	471
Capital lease obligations, net of current portion	632	187
Other	19	17
	$2,352	$2,025

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the facility lease activity for these obligations for the nine months ended September 30, 2009 (in thousands):

Balance January 1, 2009	$1,432
Amounts paid in period	(298)
Accretion expense	187
Balance September 30, 2009	$1,321

Of the $1,321,000 lease exit liability as of September 30, 2009, $272,000 is current and $1,049,000 is non-current.

Asset Retirement Obligation

In February 2001, we entered into a building lease agreement with GEK. Under the terms of the agreement, GEK agreed to lease laboratory and office space to us for a period of 10 years beginning on July 1, 2002. Upon termination of the agreement, we may, under certain conditions, be obligated to remove those leasehold improvements that will not be assumed by GEK. The fair value of the asset retirement obligation will increase due to accretion through the term of the lease agreement. In connection with our sublease with Roche in 2007, certain leasehold improvements were made to our facility which we will be required to remove at the end of our lease. The following table summarizes the activity for the nine months ended September 30, 2009 (in thousands):

Balance January 1, 2009	$471
Accretion expense	63
Currency translation adjustment	20
Balance September 30, 2009	$554

Note 7.       Current Portion of Long-Term Debt

Our only long-term debt obligation at December 31, 2008 was an unsecured promissory note in favor of an affiliate of MedImmune, Inc. with a maturity date of June 6, 2010.  Interest on this note was payable monthly at an interest rate of 4.5% per annum.  On August 20, 2009, the remaining principal balance and accrued but unpaid interest was repaid in full.

Note 8.       Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell and obligates Kingsbridge to purchase, from time to time through December 2011, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions. We are not eligible to draw down any funds under the CEFF at any time when our stock price is below $2.00 per share.  In connection with the December 2008 CEFF, we terminated a prior CEFF with Kingsbridge that had been in place since August 2006. The December 2008 CEFF expanded the amount available to draw from $25.0 million under the August 2006 CEFF to $75.0 million. We did not draw down on the August 2006 CEFF.  In connection with the December 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share. The warrant is exercisable until June 2014. In connection with the August 2006 CEFF, we issued to Kingsbridge a warrant to purchase up to 285,000 shares of common stock at an exercise price of $3.2145 per share, which warrant was not affected by the new CEFF or the issuance of the new warrant to Kingsbridge. The aggregate fair value of the two warrants issued to Kingsbridge approximated $0.8 million as of the dates of issuance.

During the second quarter of 2009, we completed two draw downs under the CEFF and issued a total of 1,420,568 shares for aggregate gross proceeds of $5.3 million.  In May 2009, we issued 764,700 shares to Kingsbridge for gross proceeds of $2.5 million (average price per share of $3.27), and in June 2009, we issued 655,868 shares to Kingsbridge in exchange for gross proceeds of $2.8 million (average price per share of $4.19).  Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $69.7 million in cash consideration or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, we have incurred legal fees and other financing costs of approximately $138,000.  Upon completion under the CEFF drawdown these costs along with the $0.8 million fair value of the warrants were recorded as a component of stockholders’ equity during the second quarter of 2009.

Note 9.       Stockholders’ Equity

On July 30, 2009, we entered into a definitive agreement with various underwriters pursuant to which we issued an aggregate of 16,100,000 shares of common stock in a public offering, including the exercise in full of an over-allotment option for 2,100,000 shares, for aggregate gross proceeds, before underwriting discount and expenses, of $80.5 million.  After underwriting discount and expenses payable by us of approximately $0.3 million, net proceeds from the public offering were $74.9 million.  The offering closed, and we received the proceeds, on August 4, 2009.  The shares were sold to the public at a price of $5.00 per share, and the underwriters purchased the shares from us under the purchase agreement at a price of $4.675 per share, reflecting an underwriting discount of $0.325 per share.

The offering was made pursuant to a registration statement on Form S-3 (File No. 333-160130) filed with the Securities and Exchange Commission on June 19, 2009, which became effective on July 2, 2009 and a registration statement on Form S-3 (File No. 333-160888) filed on July 30, 2009 with the Commission pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the Securities Act), which became automatically effective upon filing, and pursuant to the prospectus dated July 2, 2009 and a prospectus supplement dated July 30, 2009, which was filed pursuant to Rule 424(b)(5) of the Securities Act on July 30, 2009.

Note 10.     Subsequent Events

We have evaluated subsequent events through the time of filing these financial statements on November 5, 2009.

Collaboration and License Agreement with sanofi-aventis

In October 2009, we and sanofi-aventis entered into a collaboration and license agreement under which the two companies will collaborate on the development of a new BiTE® antibody targeting solid tumors.  Under the terms of the agreement, we will be responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis.  We will receive an upfront payment of €8 million and are eligible to receive payments upon the achievement of development milestones of up to €162 million and sales milestones of up to €150 million, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program.  A portion of the upfront payment in the amount of €2.75 million will be credited towards the reimbursement of FTEs allocated by us to the performance of the development program.  After the second anniversary of the execution of the agreement and at certain specified time points thereafter, sanofi-aventis may terminate the agreement at will upon ninety days prior notice.  In addition, sanofi-aventis may terminate the agreement at any time after the completion of the first phase 2 clinical trial upon 180 days prior notice.  Also, the agreement may be terminated by either party for material breach.

Termination and License Agreement with MedImmune, LLC

In November 2009, we entered into a termination and license agreement (the 2009 Agreement) with MedImmune, LLC under which we acquired MedImmune’s remaining option right to commercialize our BiTE antibody product candidate blinatumomab, also known as MT103, in North America.  The 2009 Agreement terminates the June 2003 collaboration and license agreement (the 2003 Agreement) under which MedImmune had been granted the right to develop and commercialize blinatumomab and other BiTE antibodies for the treatment of hematological cancers in North America. As previously disclosed in our SEC filings, in March 2009, MedImmune elected to end the clinical development of blinatumomab in North America, while continuing the development of the commercial manufacturing process at its cost. MedImmune also elected to commence the development of a new BiTE antibody for the treatment of hematological cancers under the terms of the 2003 Agreement.  Further, MedImmune retained a one-time option to reacquire the commercialization rights to blinatumomab in North America at pre-defined terms upon the first marketing approval obtained by us for blinatumomab in the United States. As a result of the 2009 Agreement, we now control the worldwide rights to develop and commercialize blinatumomab, as well as other BiTE antibodies binding to targets relevant for hematological tumors that had been licensed to MedImmune under the 2003 Agreement.

Under the terms of the 2009 Agreement, MedImmune will sell to us the remaining stock of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer.  We will make an upfront payment of $6.5 million in installments through December 2010. In addition, MedImmune is eligible to receive up to an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America.

The termination of the 2003 Agreement regarding blinatumomab does not affect our ongoing collaboration with MedImmune for the development of our BiTE antibody product candidate MT111 targeting carcinoembryonic antigen (CEA).

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

Our CD19 targeting BiTE antibody blinatumomab, also known as MT103, is being evaluated in a phase 2 clinical trial for the treatment of patients with acute lymphoblastic leukemia, or ALL, and in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.  We currently expect to initiate a pivotal trial of blinatumomab in ALL patients in 2010.  Until March 2009, blinatumomab was being developed under a collaboration and license agreement with MedImmune, LLC entered into in 2003 (the 2003 Agreement).  In March 2009, MedImmune elected to end the clinical development of blinatumomab in North America, while continuing the development of the commercial manufacturing process at its cost. MedImmune also elected to commence the development of a new BiTE antibody for the treatment of hematological cancers under the terms of the 2003 Agreement.  Further, MedImmune retained a one-time option to reacquire the commercialization rights to blinatumomab in North America at pre-defined terms upon the first marketing approval obtained by us for blinatumomab in the United States.  In November 2009, we entered into a termination and license agreement (the 2009 Agreement) with MedImmune under which we acquired MedImmune’s remaining rights to commercialize blinatumomab in North America.  As a result of the 2009 Agreement, we now control the rights to develop and commercialize blinatumomab in all territories.  Under the terms of the 2009 Agreement, MedImmune will sell to us the remaining stock of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer.

A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors.  MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.  We are also developing our human monoclonal antibody adecatumumab, also known as MT201, which also binds to EpCAM and is being developed under a collaboration with Merck Serono. The current clinical development of this antibody includes a phase 2 clinical trial in colorectal carcinoma patients after complete resection of liver metastases, and a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel for the treatment of patients with metastatic breast cancer.  Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.  MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our licensee Morphotek, a wholly-owned subsidiary of Eisai, is also expected to commence a phase 1 clinical trial in 2010 to evaluate our glycolipid-binding human antibody MT228 for the treatment of melanoma.

Our preclinical product pipeline includes several novel BiTE antibodies generated with our proprietary BiTE antibody platform technology. A BiTE antibody targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors is being developed in collaboration with MedImmune. In addition, we have entered into an option, collaboration and license agreement with Bayer Schering Pharma AG under which Bayer Schering Pharma was granted an exclusive option until January 2010 to license a specified BiTE antibody against an undisclosed solid tumor target. In October 2009, we entered into a collaboration and license agreement with sanofi-aventis for the development and commercialization of a BiTE antibody binding to another undisclosed solid tumor target. Other BiTE antibodies are in various stages of preclinical development.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the FDA or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue or delay development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of certain of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process, manufacturing process or other key development process, for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity.

Since our inception, we have financed our operations through public offerings and private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and equity draws under the CEFF with Kingsbridge. We may seek funding through public or private financings in the future. If we raise additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we can raise additional capital on acceptable terms, or at all.

Research and Development

Through September 30, 2009, our research and development expenses consisted of costs associated with the clinical development of adecatumumab, blinatumomab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

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

Through March 2009, we developed blinatumomab under the 2003 Agreement. Under the 2003 Agreement, MedImmune reimbursed a portion of the clinical development costs incurred by us in our clinical trials in Europe. In November 2009, we entered into the 2009 Agreement under which we acquired MedImmune’s remaining option right to commercialize blinatumomab in North America.  The 2009 Agreement terminates the 2003 Agreement, under which MedImmune had been granted the right to develop and commercialize blinatumomab and other BiTE antibodies binding to antigens relevant for hematological cancers in North America.  As a result of the 2009 Agreement, we now control the rights to develop and commercialize blinatumomab in all territories, as well as any other BiTE antibodies binding to antigens relevant for hematological cancers that had been licensed to MedImmune under the 2003 Agreement.  Under the terms of the 2009 Agreement, MedImmune will sell to us the remaining stock of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer.  In return, we will make an upfront payment of $6.5 million in installments through December 2010. In addition, MedImmune is eligible to receive up to an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America.

A second agreement with MedImmune under which we are collaborating with MedImmune on the development of MT111 provides for potential future milestone payments and royalty payments based on future sales of MT111. The potential milestone payments are subject to the successful completion of clinical development and obtaining marketing approval in one or more national markets.

In October 2009, we and sanofi-aventis entered into a collaboration and license agreement under which the two companies will collaborate on the development of a new BiTE® antibody targeting solid tumors.  Under the terms of the agreement, we will be responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis.  We will receive an upfront payment of €8 million and are eligible to receive payments upon the achievement of development milestones of up to €162 million and sales milestones of up to €150 million, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program.  A portion of the upfront payment in the amount of €2.75 million will be credited towards the reimbursement of FTEs allocated by us to the performance of the development program.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	September 30,	September 30,
	2009	2008

Collaborative R&D Revenue:
Nycomed	$0.7	$4.4
Bayer Schering	1.6	—
MedImmune	0.3	1.7
Merck Serono	0.7	0.7
TRACON	0.1	—
Other	—	0.1
Total collaborative R&D revenue	3.4	6.9
License and other revenue	0.6	0.1
Total revenues	$4.0	$7.0

Collaborative R&D Revenue.   Collaborative R&D revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Nycomed.  Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period ending in 2027.  The decrease in revenue of $3.7 million for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to lower level of activity performed by us as Nycomed assumed primary responsibility for the development of MT203.

Bayer Schering.   Revenues from Bayer Schering represent a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee is being recognized over the option period of one year.

MedImmune.  Collaborative research and development revenues from MedImmune represent reimbursements received from MedImmune for our costs incurred in the development of blinatumomab and MT111. The decrease in MedImmune revenue was primarily due to the termination of MedImmune’s participation in the development of blinatumomab in North America.  As described elsewhere in this report, the 2003 Agreement was terminated in November 2009, and therefore there will be no further collaborative research and development revenue for blinatumomab in future periods except for the final payment due from MedImmune for development activities performed by Micromet under the 2003 Agreement.

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

Research and development expenses were $13.3 million and $9.9 million for the three months ended September 30, 2009 and 2008, respectively.  We recorded a non-cash impairment charge of $2.6 million related to the patents we acquired in 2001.  We also recorded within research and development expenses a non-cash share-based compensation charge of $0.9 million and a severance accrual of $0.3 million in 2009 related to a former executive.  Program spending on our blinatumomab program increased by $0.7 as we assumed full responsibility for the clinical development of this product candidate, and there were expense increases in our new BiTE antibody programs of $0.5 million as these programs advance in preclinical development.  Partially offsetting these increases were decreases in the MT203 program of $2.9 million as a result of Nycomed assuming primary responsibility for the development of MT203.

We track our external research and development expenses by major project candidate development program, such as for blinatumomab, MT203, adecatumumab and MT110, or allocate such expenses to our BiTE antibody platform.  We do not allocate salary and overhead costs or stock-based compensation expense to specific projects or product candidates.  Our incurred research and development expenses for the three months ended September 30, 2009 and 2008 are summarized in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008
Blinatumomab	$1,281	$557
MT203	29	3,205
Adecatumumab	928	234
MT110	544	279
BiTE antibody platform and other	1,017	279
Unallocated salary and overhead	8,146	5,045
Share-based compensation	1,379	344
Total	$13,324	$9,943

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses were $3.8 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively.  The increase is primarily related to an increase in recruiting expenses of $0.1 million and higher legal fees of $0.2 million.

Interest Expense.   Interest expense for the three months ended September 30, 2009 and 2008 was $52,000 and $45,000, respectively. The increase was due to the amortization of premiums on our investments.

Interest Income.   Interest income for the three months ended September 30, 2009 and 2008 was $66,000 and $183,000, respectively. The decrease was due to lower interest rates during 2009 as compared to 2008.

Change in Fair Value of Common Stock Warrants Liability.   Under the terms of the warrants issued in connection with a private placement that we closed in June 2007, if at any time while any of the warrants is outstanding, we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we (or any successor entity) are obligated to purchase any unexercised warrants from the holder for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is recorded as a component of other (expense), while decreases in our stock price cause the liability to decrease, which is recorded as a component of other income. The expense of $6.4 million recorded during the third quarter of 2009 represents an increase in the fair value of the warrant as of September 30, 2009 as compared to its value on June 30, 2009.  The expense of $6.8 million recorded during the third quarter of 2008 represents an increase in the fair value of the warrant as of September 30, 2008 as compared to its value on June 30, 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Collaborative R&D revenue:
Nycomed	$6.4	$12.4
Bayer Schering	4.6	—
MedImmune	2.0	5.5
Merck Serono	2.1	2.3
TRACON	0.2	0.2
Other	—	0.2
Total collaborative R&D revenue	15.3	20.6
License and other revenue	1.1	0.8
Total revenues	$16.4	$21.4

The decrease in revenue from Nycomed for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to a decrease in ongoing development revenue of $7.2 million under this collaboration as the program progresses from the pre-clinical stage to clinical trials, and the responsibility for the development work shifts to Nycomed.   Partially offsetting this decrease was the receipt of a milestone payment of approximately $2.0 million recognized as revenue during 2009 as a result of Nycomed’s filing of a clinical trial application for MT203 in Europe, as compared to milestone revenue of $0.8 million received in the same period in 2008.

Bayer Schering.   Revenues from Bayer Schering represent a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee is being recognized over the option period of one year.

MedImmune.  The decrease in MedImmune revenue was primarily due to the discontinuation of a research program for EphA2 in the fourth quarter of 2008 and the diminished activity and subsequent termination of MedImmune’s participation in the blinatumomab development program.

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

Research and Development Expenses.   Research and development expenses were $31.0 million and $30.7 million for the nine months ended September 30, 2009 and 2008, respectively.   The 2009 non-cash patent impairment charge of $2.6 million, increased share-based compensation charge of $1.4 million and increase to the severance accrual of $0.3 million, as well as increases in expenses under our MT103 program of $1.2 million and our MT201 program of $0.8 million were largely offset by a decrease in MT203 program of $4.5 million and a favorable exchange rate variance of $1.4 million in 2009 as compared to 2008.

Our incurred research and development expenses for the nine months ended September 30, 2009 and 2008 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008
Blinatumomab	$3,164	$2,179
MT203	1,559	7,420
Adecatumumab	1,672	881
MT110	1,219	1,300
BiTE antibody platform and other	2,152	1,913
Unallocated salary and overhead	18,807	15,926
Share-based compensation	2,390	1.036
Total	$30,963	$30,655

General and Administrative Expenses.   General and administrative expenses were $11.1 million and $10.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase is primarily related to an increase in share-based compensation expense of $0.5 million related to the vesting of performance-based stock option grants during 2009, increases in salary expenses of $0.2 million and increases in investor relations expenses of $0.1 million.

Interest Expense.   Interest expense for the nine months ended September 30, 2009 and 2008 was $222,000 and $189,000, respectively. The increase was due to the amortization of premiums on our investments, partially offset by reduced interest expense resulting from the repayment of indebtedness in July 2008.

Interest Income.   Interest income for the nine months ended September 30, 2009 and 2008 was $346,000 and $649,000, respectively. The decrease was due to lower interest rates during 2009 as compared to 2008.

Change in Fair Value of Common Stock Warrants Liability.    The non-cash expense resulting from the change in the fair value of the warrants was $8.2 million and $8.5 million for the nine months ended September 30, 2009 and 2008, respectively.  In each case, increases in our stock price during the period caused the warrant liability to increase.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available for sale investments of $114.4 million and $46.2 million as of September 30, 2009 and December 31, 2008, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of September 30, 2009, we had $3.2 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Summary of Cash Flows.  Net cash used in operating activities was $13.1 million for the nine months ended September 30, 2009, compared to $8.7 million used in operating activities for the nine months ended September 30, 2008. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $34.2 million for the nine months ended September 30, 2009. Net loss was adjusted by $18.0 million for non-cash expenses, including $4.3 million for stock-based compensation, $8.2 million for the change in the common stock warrant liability, $2.6 million for impairment of patents and $2.5 million for depreciation and amortization.  Changes in working capital during the nine months ended September 30, 2009 included higher cash balances of $1.6 million from net decreases in accounts receivable, higher cash balances due to increases in accounts payable and accrued expenses of $0.6 million, and higher cash balances of $0.7 million resulting from an increase in deferred revenue, which gives effect to the $6.0 million option fee received from Bayer Schering in January 2009 that is being recognized as revenue through January 2010.

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2009, compared to $372,000 used in investing activities for the nine months ended September 30, 2008.  In 2009, we purchased short-term investments denominated in Euros to maintain liquid assets in the currency in which the majority of our expenses are denominated. Some of these investments matured and were reinvested.

Net cash provided by financing activities was $78.9 million for the nine months ended September 30, 2009, compared to $1.6 million used in financing activities for the nine months ended September 30, 2008. Proceeds of $74.9 million, net of underwriters’ discounts and offering expenses payable by us, were received from the sale of common stock in a public offering that closed in August 2009 and proceeds of $5.1 million, net of financing costs, were received from the sale of common stock under our CEFF with Kingsbridge in May and June 2009.  We also received $1.1 million from the exercise of stock options during the nine months ended September 30, 2009, and we repaid the remaining $2.2 million on our debt obligations to MedImmune following the public offering.  During the same period in 2008 we received $1.0 million from warrant and option exercises and repaid $2.5 million on debt obligations.

Sources and Uses of Cash.  To date, we have funded our operations through proceeds from public offerings and private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and equity draws under the CEFF with Kingsbridge.  We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may raise substantial funds through the sale of our common stock, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations for at least 24 months, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge.

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

Our future capital uses and requirements depend on numerous forward-looking factors and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in this report. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the number, scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any corporate collaborations that we may establish, and the success of these collaborations;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the cost of preparing for, defending against and the ultimate resolution of litigation or other claims brought against us; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Committed Equity Financing Facility.  On December 1, 2008, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock through December 2011, subject to early termination in certain circumstances. In connection with this CEFF, we issued a warrant to Kingsbridge to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share.  The warrant is exercisable until June 2014.  Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 10,104,109 shares (exclusive of the shares underlying the warrant issued to Kingsbridge).  Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight-day pricing period, provided that if the average market price on any day during the pricing period is less than the greater of $2.00 or 85% of the closing price of the day preceding the first day of the pricing period, then such day would not be used in determining the number of shares that would be issued in the draw down and the aggregate amount of such draw down would be decreased by one-eighth.

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

During the second quarter of 2009 we made the first draw downs under the CEFF.  In May and June 2009, we issued a total of 1,420,568 shares of common stock to Kingsbridge for aggregate gross proceeds of $5.3 million.  We did not make any draw downs under the CEFF during the third quarter of 2009. Accordingly, the remaining amount available under the CEFF has decreased to the lesser of $69.7 million or 8,684,351 shares of common stock.

Public Offering of Common Stock. On August 4, 2009, we completed an underwritten public offering of 16,100,000 shares of common stock at a public offering price of $5.00 per share for net proceeds of $74.9 million after deducting the underwriters' discount and offering expenses payable by us.

Contractual Obligations

We have contractual obligations related to our facility leases, research agreements and financing agreements.  The following table sets forth our significant contractual obligations as of September 30, 2009 (in thousands):

		Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases(1)	$14,409	$5,219	$9,190	$—	$—
Contractual payments under licensing agreements (2)	385	77	156	103	49
Capital leases	1,073	325	604	131	13
	$15,867	$5,621	$9,950	$234	$62

(1)	The amounts shown in operating leases excludes expected sub-lease income.

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

Recent Accounting Standards and Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Topic 605-25). This statement provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC Topic 605-25 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

In July 2009, the FASB issued ASC Topic 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

We adopted the provisions of ASC Topic 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC Topic 820-10 did not have an impact on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our available cash resources, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”

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

Exchange Rates

Our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of September 30, 2009, we had U.S. dollar-denominated cash and cash equivalents of approximately $88.0 million and Euro-denominated cash and investments of approximately €18.1 million, or approximately $26.3 million using the exchange rate as of that date.  As of September 30, 2009, we had Euro-denominated liabilities of approximately €13.3 million, or approximately $19.5 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the nine months ended September 30, 2009 (in thousands)	$1,755	$2,633	$3,511

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2009, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 24, 2009, Curis, Inc. filed an arbitration demand and statement of claims with the American Arbitration Association, relating to a June 2001 Agreement for the Purchase and Sale of Single Chain Peptide Business between Curis and our wholly owned subsidiary Micromet AG under which we acquired from Curis certain intellectual property assets relating to single chain antibodies, including patents and license agreements.  In its demand for arbitration, Curis seeks monetary damages in excess of $15 million for amounts that it alleges to be payable under the 2001 agreement.  We believe that Curis’s claims are without merit and that no amounts are owed to Curis at this time.  We intend to vigorously defend ourselves in the arbitration proceedings.

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

We have incurred losses from our inception through September 30, 2009, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. In addition, we have an option, collaboration and license agreement with Bayer Schering Pharma, under which Bayer Schering may elect to commence a development collaboration for a BiTE antibody targeting a solid tumor until January 2010. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

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

If we cannot establish clinical and regulatory operations in the United States, or if we do not obtain the necessary regulatory approvals from the FDA for the development and the marketing of blinatumomab in the United States, the development and commercialization of blinatumomab in the United States may be delayed or may not occur at all.

In November 2009, we and MedImmune entered into a termination and license agreement pursuant to which we terminated our collaboration and license agreement with MedImmune relating to blinatumomab in North America.  As a result of this agreement, we now control the rights to develop and commercialize blinatumomab in the United States. However, we will need to hire personnel in order to prepare and execute the clinical development plan and obtain the necessary regulatory approvals from the FDA or other regulatory authorities for the development and marketing of blinatumomab.  If we are not able to hire the appropriate personnel, or if the FDA does not grant the necessary approvals, the development of blinatumomab in the United States could be delayed or may never be received at all.  There can be no assurances that we will be able to successfully develop blinatumomab following the termination of our collaboration and license agreement with MedImmune, that such development will not be delayed as a result of financial constraints, or that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner for the development of blinatumomab in North America or in any other territories if we desire to do so or that we will ever be successful, alone or with a collaborator, in commercializing blinatumomab in the United States or in any other territories.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new BiTE antibody therapeutics. We are seeking to do so through our internal research programs, which could place a strain on our human and capital resources. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources regardless of whether or not any suitable candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates suitable for clinical development. If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable product candidates or delivery technologies on acceptable business terms, our business prospects will suffer.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale and must rely on third parties to provide manufacturing services for us. Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMEA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMEA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements or to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMEA approval. This revalidation may be costly and time-consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

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

An arbitration proceeding commenced by Curis, Inc. against us could result in a payment that could materially and adversely impact our cash reserves and could shorten the time period in which our current capital resources will be sufficient to fund our operations.

On August 24, 2009, Curis, Inc. filed an arbitration request and a statement of claims with the American Arbitration Association claiming that we have underpaid royalties in excess of $15 million allegedly due to Curis pursuant to a 2001 patent acquisition agreement. The claim is based on Curis’s interpretation of certain terms of the patent acquisition agreement based on which we are required to pay to Curis a royalty on license revenues received from or on account of licenses granted by us under the patents acquired from Curis.  Although we believe that Curis’s claim is without merit and we intend to defend ourselves vigorously against the claims, arbitration can be expensive, lengthy and disruptive to normal business operations, and we may nevertheless experience an adverse outcome in this matter. In addition, due to the uncertainty surrounding the outcome of the arbitration, the parties may choose to settle the dispute under mutually agreeable terms. Any agreement reached with Curis to resolve the dispute or an award in favor of Curis could result in payments that may materially reduce the capital resources available to us to fund our operations through the periods stated in this report and the length of time that our existing cash resources would be sufficient to fund our operations.

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

The transfer of the manufacturing process for blinatumomab from MedImmune to us or our contract manufacturer may not be successful, which may result in a shortage of clinical trial materials and a delay in the development of blinatumomab.

As a result of the termination of the collaboration and license agreement with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials.  There can be no assurance that we will find a new contract manufacturer in a timely fashion, or that we will be able to implement the manufacturing process transferred from MedImmune in a manner that results in clinical trial materials with specifications comparable to the clinical trial materials produced by MedImmune.  Any of these or similar or other events could result in a delay of the development and potential regulatory approval of blinatumomab, which would have an adverse effect on the commercial potential of this product candidate.

We have no sales, marketing or distribution experience and will depend significantly on third parties who may not successfully sell our product candidates following approval.

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1	Separation Agreement, by and between the Registrant and Carsten Reinhardt, dated July 6, 2009

10.2	Consulting Agreement, by and between the Registrant and Carsten Reinhardt, effective as of October 1, 2009

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

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

Dated: November 5, 2009	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1	Separation Agreement, by and between the Registrant and Carsten Reinhardt, dated July 6, 2009

10.2	Consulting Agreement, by and between the Registrant and Carsten Reinhardt, effective as of October 1, 2009

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing