Form 10-K
period 2009-12-31
MICROMET, INC.
filed 2010-03-05
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $220.0 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of March 2, 2010 was 69,212,460 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this report.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

PART I

Item 1. Business

References in this report to “Micromet,” “we,” “us,” “our” or “the Company” refer to Micromet, Inc. and its subsidiaries taken as a whole, unless a statement specifically refers to Micromet, Inc.

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Five of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. Blinatumomab has achieved the primary endpoint in a phase 2 clinical trial in patients with acute lymphoblastic leukemia, or ALL. Based on the results of this trial, we intend to initiate a European pivotal clinical trial of blinatumomab in ALL patients in the third quarter of 2010. We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL. Our second clinical-stage BiTE antibody MT110, is in a phase 1 clinical trial for the treatment of patients with solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Several additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. For three of these BiTE antibodies, we have entered into strategic collaborations with pharmaceutical companies. We are developing a BiTE antibody targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors in collaboration with MedImmune. We have also entered into collaboration agreements with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies targeting other solid tumor targets.

Our most advanced conventional monoclonal antibody is adecatumumab, also known as MT201, which binds to EpCAM and is being developed under a collaboration with Merck Serono. We are currently evaluating this antibody in a randomized phase 2 clinical trial for the treatment of patients with colorectal carcinoma after complete resection of liver metastases. MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead antibody target to the completion of preclinical and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

Immunotherapy for the Treatment of Cancer

Background

The body’s immune system is a natural defense mechanism that recognizes and combats cancer cells, viruses, bacteria and other disease-causing factors. B cells and T cells, which are the white blood cells of the immune system, are primarily responsible for carrying out this defense.

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

The human body also uses immune suppression mechanisms to prevent the immune system from destroying the body’s normal cells and tissues. Cancer cells, however, can use the same mechanisms to suppress the body’s natural immune response against cancer cells. Thus, the body’s immune system may not respond at all to the presence of tumor-associated antigens, or cancer cells, or the response may not be sufficient to eradicate or control the cancer cells. Even with an activated immune system, the number and size of tumors can overwhelm the body’s immune response and allow the cancer cells to grow and spread throughout the body.

BiTE Antibody Technology

BiTE antibodies represent a novel class of therapeutic antibodies designed to direct T cells of the patient’s own immune system against tumor cells. BiTE antibodies enable T cells to recognize and attack tumor cells in the same manner as can be observed during naturally-occurring response of the body’s immune system. T cells act by delivering cell-destroying proteins into tumor cells, which induce self-destruction of the tumor cells.

We believe that BiTE antibodies have the potential to be more efficacious than currently available cancer therapies based on their differentiated mechanism of action, which enables T cells to recognize and eliminate cancer cells. This mechanism of action is further supported by the potency that BiTE antibodies have demonstrated at low doses in preclinical and clinical studies. Because BiTE antibodies have demonstrated the ability to eliminate cancer cells in bone marrow, we believe that BiTE antibodies have the potential to be more effective than currently available therapies in the treatment of slow-growing tumors or in the treatment of cancer patients after they have undergone an initial course of treatment with radiotherapy, chemotherapy or surgery. We also believe that BiTE antibodies may improve the tolerability of the treatment of patients in these disease settings compared to currently available therapies, which typically rely on a combination of chemotherapeutics and conventional antibodies and can have severe associated side effects.

We have generated BiTE antibodies against a wide range of tumor-associated antigens that we believe have the potential to treat many cancer indications. All of the BiTE antibodies in our pipeline have been generated with our proprietary BiTE platform technology. In addition to blinatumomab and MT110, which are in clinical development, we have generated BiTE antibodies targeting antigens known as CEA, CD33, and epidermal growth factor receptor, or EGFR, as well as other antigens, which are in various stages of preclinical development.

Market Overview

Cancer is among the leading causes of death worldwide. The American Cancer Society, or ACS, estimated that 12 million people would be diagnosed with cancer worldwide in 2007 and that this number will increase to 27 million by 2050. In addition, the ACS estimated that 7.6 million people would die from cancer in 2007, representing 13% of all deaths worldwide. The ACS has estimated that in the United States each year, over 1.4 million people are newly diagnosed and over 560,000 people die from the disease. The ACS also estimates that one in every four deaths in the United States is due to cancer, and as a result it has become the second leading cause of death, exceeded only by heart disease, and is the leading cause of death for persons over 85.

The increasing number of cancer diagnoses and the approval of new cancer treatments are expected to continue to fuel the growth of the worldwide market for cancer drugs. The subset of the market for pharmaceutical products targeting specific cancer-related molecules is driving much of the cancer market growth and, according to a number of third-party industry market analyses, represents the fastest-growing segment within the pharmaceutical industry. In 2008, it was worth approximately $18 billon worldwide, and Datamonitor forecasts a compound annual growth rate of up to 9.8% between 2008 to 2018, leading to estimated worldwide sales of approximately $45 billion in 2018.

Despite recent advances, current cancer therapies still do not sufficiently address patients’ needs. In particular, patients need therapies that more effectively prolong time to disease progression and survival, improve convenience and quality of life, and decrease toxicity and disease-related symptoms. In addition, some patients simply do not respond to currently available therapies because their tumor cells do not express the proteins targeted by the therapy. For example, the breast cancer drug Herceptin® is a monoclonal antibody that binds selectively to the HER2 protein. However, if the tumor cells of a breast cancer patient do not have HER2 receptors, the drug will not work.

Our Product Pipeline

Our product pipeline consists of BiTE antibodies and conventional monoclonal antibodies that use different approaches to treating cancer, inflammation and autoimmune diseases. The following table summarizes the current status of our product candidates in clinical and earlier stages of development:

Product Candidate	Target	Indication	Status	Collaboration
BiTE Antibodies
Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia	Phase 2	—
Blinatumomab (MT103)	CD19	Non-Hodgkin’s lymphoma	Phase 1	—
MT110	EpCAM	Solid tumors	Phase 1	—
MT111	CEA	Solid tumors	Preclinical	MedImmune (AstraZeneca)
BiTE antibody	CD33	Acute myelogenic lymphoma	Preclinical	—
BiTE antibody	EGFR	Solid tumors	Preclinical	—
BiTE antibody	Not disclosed	Solid tumors	Preclinical	Bayer Schering Pharma
BiTE antibody	Not disclosed	Solid tumors	Preclinical	Sanofi-aventis
Conventional Antibodies
Adecatumumab (MT201)	EpCAM	Solid Tumors	Phase 2	Merck Serono
MT203	GM-CSF	Inflammatory Diseases	Phase 1	Nycomed
MT293	dn-col	Solid Tumors	Phase 1	TRACON Pharmaceuticals
MT228	Glycolipid	Melanoma	Preclinical	Morphotek (Eisai)
MT204	IL-2	Inflammatory Diseases	Preclinical	—

Blinatumomab (MT103)

Our BiTE antibody blinatumomab, also known as MT103, binds to CD19, a cell surface antigen expressed on all B cells and most B tumor cells, but not on other types of blood cells or healthy tissues, and to CD3, a cell surface antigen present on all T cells.

Clinical Trials

Phase 2 Clinical Trial in Adult Patients With Acute Lymphoblastic Leukemia (ALL)

ALL is a very aggressive form of B cell malignancy. Patients with ALL are typically treated with complex and highly toxic chemotherapy regimens, which may be followed by bone marrow stem cell transplantation for eligible patients. After chemotherapy, some ALL patients have low numbers of residual tumor cells left in their bone marrow, a condition referred to as minimal residual disease, or MRD. These patients, whom we refer to as MRD-positive, have been shown to have a very high risk of early relapse. Improved treatments and the reduction of relapse rates in MRD-positive patients represent a high medical need, especially when bone marrow stem cell transplantation is not an option.

In June 2008, following encouraging data from the ongoing phase 1 clinical trial described below showing potent single-agent activity of blinatumomab in patients with late-stage NHL, we started a phase 2 clinical trial in Europe to evaluate blinatumomab for the treatment of patients with ALL. Although CD19 is widely expressed on cancer cells of ALL patients, no treatments targeting CD19 are currently commercially available. The phase 2 clinical trial was designed as an open-label, single-arm study to treat adult ALL patients who were MRD-positive after having undergone extensive chemotherapy treatment. The primary endpoint of the clinical trial was the elimination of the residual cancer cells to an undetectable level, a condition which we refer to as MRD-negative, in at least 22% of patients in the trial.

At the annual meeting of the American Society of Hematology, or ASH, in December 2009, we presented final data from the 20 evaluable patients treated in this clinical trial. 16 of the 20 evaluable patients (or 80%) achieved the primary endpoint, all of them during the first treatment cycle. The responses appear to be durable, with one patient free of relapse for 15 months as of the time of the ASH annual meeting. As reported at the ASH annual meeting, 9 of 13 evaluable non-transplanted patients, and 7 of 7 evaluable transplanted patients, continued in remission. We continue to observe the patients for up to five years after end of blinatumomab treatment or until hematological relapse. Blinatumomab was well tolerated with the most common adverse events being abnormally low levels of white blood cells (lymphopenia and leucopenia), fever (pyrexia), and low levels of immunoglobulins/antibodies in serum (hypoimmunoglobulinemia). One patient enrolled in this phase 2 clinical trial was not evaluable because of an adverse event that resulted in the discontinuation of treatment and is not included in the results described above.

Phase 1 Clinical Trial in Patients With Relapsed/Refractory Non-Hodgkin’s Lymphoma (NHL)

NHL is a cancer that starts in cells of the lymph system, which is part of the body’s immune system. Depending on individual risk factors and status of disease, NHL is currently treated with chemotherapy alone or together with monoclonal antibodies, such as rituximab (Rituxan®). Patients often cycle between remission and relapse, and may survive for one to ten years following their initial diagnosis, depending on the specific subform of NHL. Upon relapse, patients may receive chemotherapy, monoclonal antibody therapy, or a combination of chemotherapy and monoclonal antibody therapy or newer agents, sometimes as part of experimental treatment regimens. Over time, an increasing proportion of patients become refractory, or resistant, to treatments with chemotherapy or monoclonal antibodies. Despite recent advances in treatment choices, the overall prognosis for survival of non-responding or relapsed patients with NHL remains poor, and new therapeutic options are urgently needed.

We are conducting a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of blinatumomab in patients with relapsed or refractory NHL. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study, which is being conducted in Germany. Patients are being enrolled sequentially into cohorts with increasing doses of blinatumomab.

At the annual meeting of ASH in December 2009, we presented new data from this clinical trial showing that 12 of 12 evaluable patients (or 100%) with relapsed/refractory NHL, who were treated with blinatumomab at a dose level of 60 microgram/squaremeter per day, had an objective partial or complete response after their first four to eight weeks of treatment. The responses were measured based on Cheson/IWG criteria and were confirmed by independent review. One patient at the 60-microgram dose level was not evaluable because of an adverse event that resulted in the discontinuation of treatment after two days. The data presented at ASH showed that the longest duration of a response without re-treatment was 20 months, while the response in 7 of the 12 evaluable patients was ongoing. We have selected the 60-microgram dose level for further clinical studies in patients with B-cell lymphoma.

At the 60-microgram dose level, the most common adverse events of any grade and irrespective of drug relationship were fever (pyrexia), abnormally low levels of white blood cells (lymphopenia and leucopenia), C-reactive protein increase, and headache. Most adverse events occurred early during treatment and improved or resolved during treatment. The most common grade 3 and 4 adverse event was lymphopenia.

At active dose levels tested in this phase 1 clinical trial, permanent treatment discontinuation due to adverse events resulted mainly from neurological events during the first few days of treatment, which we believe are fully reversible and transient. We have identified a low ratio of B cells to T cells in the NHL patients’ peripheral blood as a potential biomarker for these neurological events. We also believe that these neurological events may be minimized by inducing the adaptation of T cells by gradually increasing doses of blinatumomab. Based on these findings, we have developed, and are currently testing, a biomarker-guided dosing schedule designed to decrease the incidence of early neurological events and to provide all patients with the opportunity to reach the dose of 60 micrograms/squaremeter per day.

Regulatory Status and Planned Clinical Trials

Orphan Drug Designations

We have received orphan drug designation from the EMEA for the use of blinatumomab as a treatment for ALL, as well as for chronic lymphocytic leukemia, or CLL, and mantle cell lymphoma, or MCL. Orphan drug designation from the EMEA is designed to encourage manufacturers to develop drugs intended for rare diseases or conditions affecting fewer than five out of 10,000 individuals in the European Union. Orphan drug designation also qualifies us for tax credits and may qualify us for marketing exclusivity for ten years following the date of marketing approval of blinatumomab by the EMEA. In addition, blinatumomab has received orphan drug designation from the FDA in the treatment of indolent B-cell lymphomas, ALL, CLL, hairy cell leukemia, and promyelocytic leukemia.

Pivotal Clinical Trial in Adult Patients With MRD-Positive ALL

In December 2009, we met with the EMEA regarding the study design of a planned pivotal clinical trial with blinatumomab for the treatment of adult patients with ALL. In the first half of 2010, we intend to discuss the development path for blinatumomab in ALL in the United States with the FDA. Based on the feedback received from the EMEA, we are finalizing the clinical trial design and expect to initiate a pivotal clinical trial in Europe in mid 2010. We anticipate that the clinical trial will be a pivotal, single-arm study in which blinatumomab will be tested in approximately 130 adult patients with MRD-positive ALL. Patients will receive up to four 4-week treatment cycles of blinatumomab at a dose of 15 μg/m2/day. We anticipate key endpoints of the study to include molecular complete response, also known as MRD negativity, and relapse-free survival rate one year after treatment. We currently anticipate enrolling patients in this clinical trial in both Europe and the United States. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL.

Additional Clinical Trials

Based on experience from compassionate use of blinatumomab in pediatric patients with relapsed/refractory ALL, the efficacy results in the ongoing phase 2 clinical trial in adult ALL patients, and preliminary discussions with the EMEA, we are evaluating clinical trial designs for testing blinatumomab for the treatment of children with ALL. We also plan to initiate a phase 2 clinical trial in adult patients with relapsed/refractory ALL in 2010, and we are evaluating the design of a phase 2 clinical trial in adult patients with relapsed/refractory CLL.

MT110

Our BiTE antibody MT110 binds to EpCAM, a cell surface antigen that is over-expressed by many types of solid tumors, and to CD3, a binding site present on all T cells.

EpCAM as a Drug Target

A series of recent studies has shown that EpCAM is highly and frequently expressed on tumor cells of many common human carcinomas, including colon, lung, breast, prostate, gastric, ovarian and pancreatic cancers. For example, in a study including 1,116 patients with colorectal cancer, the patients’ primary tumors showed a high level of EpCAM expression in more than 98% of cases. EpCAM has also been reported to be expressed on so-called “cancer stem cells” for colon, breast, pancreatic, prostate and liver cancers. Cancer stem cells are believed to continuously repopulate bulky tumors with new cancer cells, a feature most other cancer cells do not exhibit. Cancer stem cells have also been shown to be more resistant to chemotherapy than other cancer cells.

Recently published data in a peer-reviewed scientific journal indicate that only cancer cells have an active signaling form of EpCAM, while normal cells have an inactive form of EpCAM. When normal cells received the activated form of EpCAM, as is found in tumor cells, and were then injected into mice, they behaved like cancer cells in that they formed tumors. These findings may explain why some cancer patients with a high level of EpCAM expression on their tumor cells have a reduced overall survival prognosis, compared to patients with low levels of EpCAM on their tumor cells. EpCAM expression has been associated with decreased survival rates in a number of cancer indications, including breast, gall bladder, bile duct, ovarian and ampullary pancreatic cancers. In addition, EpCAM has been shown to promote the proliferation, migration and invasiveness of breast cancer cells. Since activated EpCAM is expressed on the surface of cancer cells and their stem cells, we believe that it is a promising target for our antibody-based drug candidates. Based on the mechanism of action of BiTE antibodies, a BiTE antibody binding to EpCAM, such as MT110, may be able to eradicate cancer stem cells and thereby slow or stop tumor growth, and may also eliminate the root cause for chemoresistance and metastasis of cancer.

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

Clinical Trials

We are currently conducting a phase 1 dose-finding clinical trial in Europe designed to evaluate the safety and tolerability of MT110 at escalating doses. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study in patients with locally advanced, recurrent, or metastatic solid tumors known to regularly express EpCAM, including colorectal cancer, gastric cancer, adenocarcinoma of the lung and small cell lung cancer. Secondary objectives include pharmacodynamic and pharmacokinetic measurements and clinical activity. A maximum tolerated dose has not yet been determined.

In September 2009, we presented interim data from this clinical trial at the Multidisciplinary Congress of the European Cancer Organisation and 34th meeting of the European Society for Medical Oncology in Berlin, Germany. The interim data reported on the results of 20 patients with late-stage lung or gastrointestinal cancers who had been treated with MT110. The starting dose in the dose-escalation trial was 1 microgram per patient per day. Results from doses up to 12 micrograms per patient per day were reported, but no maximum tolerated dose had been reached. MT110 was well-tolerated, with no observed grade 3 or 4 clinical events related to therapy. The most frequently observed adverse events were mild fever (pyrexia) and fatigue. Laboratory analysis of all patients also revealed an early clinically asymptomatic increase of liver enzymes that normalized after several days under continued treatment. Other laboratory abnormalities included transient reduction of white blood cells to abnormally low levels (lymphopenia). We did not observe any cytokine release syndrome, pancreatitis or immune response. At the dose levels tested to date, we observed disease stabilization in 7 of the 18 evaluable patients after the first cycle of treatment, and dose escalation continues in this trial.

MT111

Our BiTE antibody MT111 binds to CEA, which is expressed in a number of solid tumors that originate in the epithelium, a tissue composed of cells that line the cavities and surfaces of structures throughout the body, and to CD3, a binding site present on all T cells. CEA is expressed in tumors such as colorectal carcinoma, gastric carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. In the progression of cancer, members of the CEA family may play a role as contact-mediating adhesion molecules when tumor cells are moving to new sites. CEA has been shown to increase tumor cell adhesion, which enhances the spread of cancer. Therefore, we believe that a BiTE antibody may hold promise for the treatment of cancer types that overexpress CEA.

MT111 is being developed in collaboration with MedImmune, as discussed under “License Agreements and Collaborations” below. Under the terms of the collaboration agreement with MedImmune, we have retained the commercialization rights to MT111 in Europe.

BiTE Antibodies in Early Development

A number of new BiTE antibodies have been generated that target antigens validated by conventional antibody therapies. Several BiTE antibody candidates are in early stages of development, including BiTE antibodies binding to CD33, EGFR, non-disclosed solid tumor target antigens that are the subject of collaborations with Bayer Schering Pharma and sanofi-aventis, as well as other non-disclosed antigens.

Adecatumumab (MT201)

Our product candidate adecatumumab, also known as MT201, is a recombinant human monoclonal antibody of the IgG1 subclass that targets the EpCAM molecule. As discussed further under “License Agreements and Collaborations” below, adecatumumab is the subject of an exclusive worldwide collaboration with Merck Serono.

Clinical Trials

We are currently conducting an open-label, multi-center, randomized phase 2 study to evaluate the efficacy and safety of adecatumumab after complete resection of colorectal liver metastases. This is a three arm trial that compares adecatumumab alone; FOLFOX alone (a combination chemotherapy regimen that is used to treat colorectal cancer); and a combination treatment consisting of adecatumumab followed by FOLFOX. We intend to enroll approximately 90 patients in this trial, with the primary endpoint being disease-free survival rate at one year.

MT203

Overview

MT203 is a human antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. MT203 neutralizes granulocyte macrophage colony-stimulating factor, or GM-CSF, a pro-inflammatory cytokine controlling the innate arm of the immune system. Using an antibody to neutralize GM-CSF has been shown to have the potential to prevent or even cure symptoms in animal models.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin®, and Remicade®, MT203 acts by neutralizing a soluble protein ligand, thereby preventing it from binding to its high-affinity cell surface receptor. We believe that this therapeutic principle is well-validated. MT203 is one of the first human antibodies neutralizing the biologic activity of human and non-human primate GM-CSF. The binding characteristics of MT203 to GM-CSF have been characterized in a number of studies, and MT203 has shown biologic activity in cell-based assays. We have used a surrogate antibody neutralizing mouse GM-CSF to demonstrate that inhibition of GM-CSF is highly potent in preventing rheumatoid arthritis in a mouse model in which tumor necrosis factor, or TNF, neutralization is largely ineffective and in preventing other inflammatory and autoimmune diseases, such as asthma and multiple sclerosis. This surrogate antibody has comparable binding characteristics to MT203, and therefore we believe that MT203 could have similar positive effects.

Collaboration and Clinical Trials

In 2007, we entered into a collaboration agreement with Nycomed, as discussed under “License and Collaboration Agreements” below, under which we granted Nycomed a license to develop and commercialize MT203 on a worldwide basis. Nycomed has initiated a double-blind, randomized, placebo-controlled phase 1 clinical trial with MT203 in 2009 that investigates the safety and pharmacokinetics of MT203.

MT293

Overview

MT293, also known as TRC093, is a humanized, anti-metastatic and anti-angiogenic monoclonal antibody for the treatment of patients with solid tumors. MT293 binds specifically to hidden, or cryptic, binding sites on extracellular matrix proteins that become exposed as a result of the denaturation of collagen that typically occurs during tumor formation. The extracellular matrix is a molecular network that provides mechanical support to cells and tissues but also contains biochemical information important to cellular processes such as cell proliferation, adhesion and migration. Binding of MT293 to these denatured extracellular matrix proteins has the potential to inhibit angiogenesis, or the formation of blood vessels in solid tumors, and the growth, proliferation and metastasis of tumor cells.

Mechanism of Action

We believe that our approach to inhibiting angiogenesis and metastasis with MT293 may have several therapeutic advantages. Because MT293 binds preferentially to extracellular matrix proteins that have been denatured during angiogenesis and tumor growth rather than to the native, undenatured forms of collagen, we believe that it may have greater specificity for the tumor site than other therapies. Additionally, denatured proteins in the extracellular matrix may provide a better therapeutic target for long-term treatment than binding sites found directly on tumor cells, since the proteins in the extracellular matrix represent a stable structure and are less likely to undergo mutations that are typical for cancer cells. Due to the specific mechanism through which MT293 inhibits angiogenesis and metastasis, we believe that it may have the potential to be used in combination with other anti-angiogenic agents or with treatments such as chemotherapy and radiation. We believe that MT293 may also be useful in other pathological conditions associated with angiogenesis, such as choroidal neovascularization, an ophthalmologic condition caused by excess growth of blood vessels within the eye, which is the major cause of severe visual loss in patients with age-related macular degeneration.

Collaboration and Clinical Trials

In 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc. under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293, as discussed under “License and Collaboration Agreements” below. MT293 is currently being developed by TRACON in a phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics, as well as preliminary anti-tumor activity, of MT293 in patients with cancer.

MT228

MT228 is a human IgM monoclonal antibody binding to a cell-surface antigen present on human melanomas and tumors of neuroectodermal origin. We have licensed the right to develop and commercialize MT228 to Morphotek, Inc., a wholly owned subsidiary of Eisai Co., Ltd.

As discussed under “License Agreements and Collaboration Agreements” below, our agreement with Morphotek entitles us to certain milestone payments, royalties and the right to reacquire development and commercialization rights to MT228 in North America. MT228 is in preclinical development.

MT204

Overview

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

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, antibody-based drugs for the treatment of patients with cancer, inflammation and autoimmune diseases. Key aspects of our corporate strategy include the following:

•	Advance the Clinical Development of Our BiTE Antibodies With a Focus on Early Market Approval. Treatment of ALL with blinatumomab has received orphan drug designation by the FDA and the EMEA. In mid 2010, we plan to initiate a pivotal clinical trial of blinatumomab for the treatment of adult patients with MRD-positive ALL, which, if successfully completed, may lead to EMEA regulatory approval in this indication. We also intend to discuss our plans with the FDA in the first half of 2010 for conducting clinical trials of blinatumomab in the United States for the treatment of ALL and other cancer indications.
•	Finance the Development of Our Product Candidates Through Collaborations With Pharmaceutical and Biopharmaceutical Companies. We have established product development collaborations with Bayer Schering Pharma and sanofi-aventis for BiTE antibodies for the treatment of solid tumors, MedImmune for the BiTE antibody MT111 binding to CEA, Merck Serono for adecatumumab, and Nycomed for MT203. In addition, we continue to seek licensing partners for some of our therapeutic antibodies.
•	Retain Value in Our Product Development Pipeline. We hold full development and commercialization rights for blinatumomab and MT110. We hold the commercialization rights for MT111 in Europe and we have retained an option to co-promote adecatumumab in Europe and the United States together with Merck Serono. As part of our partnering strategy, we intend to retain commercialization rights to the partnered product candidates. In addition, with the revenue generated in product development collaborations and funds received in financing transactions, we are funding the development of additional BiTE antibodies that are not partnered with other companies.

Intellectual Property

We actively seek patent protection for our proprietary technologies by filing patent applications in the United States, Europe and selected other countries that we consider key markets for our product candidates. These international markets generally include Australia, Brazil, Canada, China, the countries that are members of the European Patent Convention, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa. Our approach is to seek patent protection for the inventions that we consider important to the development of our business. For our BiTE antibody platform, our patent strategy aims to generate protection on different aspects of the technology. Our key goals are to expand the patent portfolio, generate patent protection for new product candidates, protect further developments of BiTE antibody-related technologies and harmonize our filing and prosecution strategy with respect to the portfolio.

Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property for our BiTE antibody platform and our product candidates, to extend the life of patents covering our product candidates that reach the commercialization stage, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Patents relating to the BiTE Antibody Platform

As of December 31, 2009, we owned three U.S. and 22 foreign and international patents and seven U.S. and 65 foreign and international patent applications, and held licenses to 34 U.S. and 30 foreign and international patents and one U.S. and seven foreign and international patent applications related to our BiTE antibody platform. The issued patents, and the patents that may issue based on these patent applications, are expected to expire between 2013 and 2029.

Patents relating to BiTE Antibodies

Our BiTE antibodies in clinical development are blinatumomab and MT110. Additional BiTE antibodies are at different stages of research and preclinical development.

As of December 31, 2009, we owned approximately four U.S. and 71 foreign and international patents and four U.S. and 38 foreign and international patent applications, and held licenses to 30 U.S. and ten foreign and international patents and one U.S. and seven foreign and international patent applications covering our BiTE antibodies. The issued patents, and the patents that may issue based on these patent applications, are expected to expire between 2013 and 2029, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates. The patents that are relevant for the commercialization of blinatumomab and MT110, and the patents that may issue based on our patent applications, are expected to expire between 2013 and 2029, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

Patents Relating to Conventional Antibodies

Our conventional antibodies in clinical development are adecatumumab (MT201), MT203 and MT293. Additional conventional antibodies are at different stages of preclinical development.

As of December 31, 2009, we owned approximately eight U.S. and 76 foreign and international patents and 11 U.S. and 69 foreign and international patent applications, and held licenses to 36 U.S. and 30 foreign and international patents and one U.S. and seven foreign and international patent applications covering our conventional antibodies. The issued patents, and the patents that may issue based on these patent applications, are expected to expire between 2013 and 2029, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

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

Agreements Relevant for the BiTE Antibody Technology Platform

Research and License Agreement With Merck KGaA/Biovation

We have entered into a research and license agreement with Biovation Limited, a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, under which Biovation used their proprietary technology and generated certain variants of the anti-CD3 single-chain antibody used in our BiTE antibodies with the aim of reducing the likelihood of potential immune responses upon administration of such molecules to human beings. We received and tested such de-immunized anti-CD3 domains in connection with our BiTE antibodies. We paid license and research fees to Biovation of approximately $970,000 in the aggregate and will pay a low single-digit royalty on net sales of any BiTE antibody products that include such de-immunized anti-CD3. In addition, the agreement provides for us to make up to $6.4 million in milestone payments upon the achievement of specified milestone events, of which we have paid $150,000 to date. Either party may terminate the agreement as a result of the bankruptcy or liquidation of the other or if the other party fails to perform any of its obligations under the agreement.

License Agreement With Enzon

We have entered into a cross-license agreement with Enzon Pharmaceuticals, Inc., or Enzon, relating to each party’s portfolio of patents relating to single-chain antibodies and their use in the treatment of disease. Under the cross-license agreement, we received a non-exclusive, royalty-bearing license under Enzon’s single-chain antibody patent portfolio to exploit licensed products other than BiTE antibodies, as well as an exclusive, royalty-free license under such portfolio to exploit BiTE antibodies. We also granted to Enzon a non-exclusive, royalty-bearing license under our single-chain antibody patent portfolio to exploit licensed products. Each party’s license is subject to certain narrow exclusions for exclusive rights previously granted to third parties.

Each party is obligated to make milestone payments and to pay low single-digit royalties on net sales to the other party with respect to products that are covered by any patents within the consolidated patent portfolio, irrespective of which party owns the relevant patent(s). The maximum amount of milestone payments payable by us to Enzon and by Enzon to us under the agreement is approximately $1.4 million per product in the aggregate. As noted above, we do not owe milestone or royalty payments to Enzon with respect to BiTE antibodies.

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

Agreements Relevant for Blinatumomab (MT103)

We have entered into license and transfer agreements with certain individuals and research institutions to obtain certain intellectual property related to blinatumomab. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of blinatumomab. We have also entered into a manufacturing agreement with Lonza for the process development and manufacture of blinatumomab, as described under “Manufacturing and Supply” below.

Agreements With MedImmune

We entered into a collaboration and license agreement with MedImmune in 2003 to jointly develop blinatumomab, which we refer to in this report as the 2003 Agreement. Under the terms of the 2003 Agreement, MedImmune had the right and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America. Under the 2003 Agreement, MedImmune reimbursed a total of $16.9 million of our clinical development costs in our European clinical trials, which we recognized as revenue. In addition, MedImmune paid us an aggregate of $1.7 million to date in milestone payments under this agreement. We recognized revenues of approximately 1%, 15% and 16% of our total revenues associated with this agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

In March 2009, MedImmune elected to return its license rights to blinatumomab to Micromet. In November 2009, we entered into a termination and license agreement, which we refer to as the 2009 Agreement, under which we acquired MedImmune’s remaining option right to commercialize blinatumomab in North America. The 2009 Agreement terminates the 2003 Agreement, and as a result, we now control the rights to develop and commercialize blinatumomab in all territories, as well as any other BiTE antibodies binding to antigens relevant for hematological cancers that had been licensed to MedImmune under the 2003 Agreement. We will not receive any further payments under the 2003 Agreement.

Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer. In return, we will make an upfront payment of $6.5 million in installments through December 2010, of which we have paid $4.0 million to date. In addition, MedImmune is eligible to receive up to an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

Agreements Relevant for MT111

BiTE Research Collaboration Agreement With MedImmune

We have entered into a BiTE research collaboration agreement with MedImmune pursuant to which we have generated MT111. MedImmune is obligated to make milestone payments of up to approximately $17 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody, of which $250,000 has been paid to date. In addition, MedImmune is obligated to pay to us up to high-single digit royalties on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. Furthermore, we have exclusive rights to commercialize MT111 in Europe. Subject to an agreed upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

During the years ended December 31, 2009, 2008 and 2007, this collaboration generated revenues to us of approximately 9%, 9% and 16% of our total revenues, respectively. To date, we have recognized approximately $11 million in R&D expense reimbursements from MedImmune under this agreement.

Agreements Relevant for Other BiTE Antibodies Under Development

Collaboration Agreement With Bayer Schering Pharma AG

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Under the terms of the agreement, Bayer Schering Pharma paid us an option fee of €4.5, or $6.1 million using the exchange rate as of the date of the agreement, during 2009. In December 2009, Bayer Schering Pharma exercised its option and paid us an option exercise fee of €5.0 million, or $6.7 million using the exchange rate as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive development and sales milestone payments of up to approximately €285 million, or $384 million using the exchange rate as of the date of the agreement, in total and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer Schering Pharma will reimburse us for our R&D expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer Schering Pharma can terminate the agreement for any reason by 120 days prior written notice.

The revenues from this collaboration agreement, comprised primarily of the option fee, represented approximately 30% of our total revenues for the year ended December 31, 2009. To date, we have not recognized any expense reimbursements from Bayer Schering Pharma under this agreement.

Collaboration Agreement With sanofi-aventis

In October 2009, we entered into a collaboration and license agreement under which we and sanofi-aventis will collaborate on the development of a new BiTE antibody targeting solid tumors.

Under the terms of the agreement, we will be responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We have received an upfront payment of €8.0 million, or approximately $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or approximately $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or approximately $223 million as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, will be credited towards the reimbursement of FTEs allocated by us to the performance of the development program.

After the second anniversary of the execution of the agreement and at certain other specified time points, sanofi-aventis may terminate the agreement at will upon ninety days prior notice. In addition, sanofi-aventis may terminate the agreement at any time after the completion of the first phase 2 clinical trial upon 180 days prior notice. In addition, the agreement may be terminated by either party for material breach.

The revenues from this collaboration agreement represented approximately 2% of our total revenues for the year ended December 31, 2009. To date, we have recognized approximately $0.2 million in expense reimbursements from sanofi-aventis under this agreement.

Agreements Relevant for Adecatumumab (MT201)

Collaboration Agreement With Merck Serono

We have entered into a collaboration agreement with a subsidiary of Merck Serono International S.A., or Merck Serono. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. Overall, the agreement provides for Merck Serono to pay up to $138.0 million in milestone payments in the aggregate (of which the $12.0 million above has been paid to date) if adecatumumab is successfully developed and registered in the United States, Europe and Japan in at least three different indications.

Under the terms of the agreement, we are responsible for conducting the phase 2 clinical trial that we initiated in the first half of 2009. Merck Serono will bear the development expenses associated with the collaboration in accordance with the agreed-upon budget and a specified maximum. Upon completion of this clinical trial, we can exercise an option to co-develop adecatumumab in the United States or Europe. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. If we exercise the option, we and Merck Serono would co-promote and share the profits from sales of adecatumumab in the territories for which we shared the development costs. In the other territories, Merck Serono would pay royalties from high single-digits to mid-teens on tiered net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for the phase 2 clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach of the other. In the event of a termination of the agreement, all product rights will revert to us.

The revenues from this collaboration agreement represented approximately 14%, 11% and 22% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. To date, we have recognized approximately $27.8 million in R&D expense reimbursements under this agreement.

Agreements Relevant for MT203

Collaboration and License Agreement With Nycomed

We have entered into a collaboration and license agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize GM-CSF and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million using the exchange rate as of the date of the agreement, and are eligible to receive research and development reimbursements, and payments upon the achievement of development milestones of more than €120.0 million, or approximately $162 million using the exchange rate in effect as of date of the agreement, in the aggregate. During 2009, we received a milestone payment of €1.5 million, or approximately $2 million as of the date of the agreement, upon Nycomed’s filing of the first clinical trial application in Europe for MT203. We are also eligible to receive tiered royalties in the high single digit to mid-teen range on worldwide sales of MT203 and other products that may be developed under the agreement.

We were responsible for performing preclinical and process development relating to MT203, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2009, 2008 and 2007 the Nycomed collaboration generated approximately 36%, 57% and 26% of our total revenues, respectively. To date, we have recognized approximately $27.9 million in R&D expense reimbursements and milestone payments under this agreement.

Agreements Relevant for MT293

License Agreement With TRACON Pharmaceuticals

We have entered into an agreement with TRACON Pharmaceuticals, Inc., or TRACON, under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We have transferred to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON paid us an upfront license fee of approximately $1.5 million and an additional $2.0 million for the delivery of the materials.

If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total milestone payments, exclusive of royalties on net sales, of more than $100 million. In addition, TRACON is obligated to pay a mid-single digit royalty on worldwide net sales of MT293. TRACON also has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the time point in the development of MT293 when TRACON enters into the sublicense agreement. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During the years ended December 31, 2009, 2008 and 2007, this collaboration generated approximately 0%, 1% and 12% of our total revenues, respectively.

Agreements Relevant for MT228

Sublicense Agreement With Morphotek

We have entered into an exclusive sublicense agreement with Morphotek under which we granted Morphotek the right to evaluate certain antibodies, including MT228, and an option to obtain an exclusive worldwide sublicense. Morphotek has exercised the option. Under the sublicense agreement, Morphotek has the obligation to achieve development milestones within specified timeframes. If Morphotek fails to achieve the milestones, we have the right to terminate the agreement, in which case Morphotek would be required to pay a termination fee. Morphotek paid us a license fee of approximately $150,000 upon the execution of the option and is obligated to pay annual license maintenance fees of approximately $15,000. In addition, Morphotek is required to make milestone payments to us of up to $3.35 million in the aggregate upon the achievement of specified development milestones and mid-single digit royalties on the net sales of resulting products.

Following commencement of phase 1 clinical trials and phase 2 clinical trials, we have the right to terminate and re-acquire Morphotek’s rights for North America at pre-defined terms. If Morphotek intends to sublicense the rights for countries outside of North America to third parties, we have a right of first refusal to license back these rights. Either party may terminate the agreement upon default for failure of the other party to pay any amounts owing or to otherwise perform its obligations under the agreement, which failure is not cured within specified time periods, or upon the bankruptcy or insolvency of the other party.

Agreements Relevant for MT204

License Agreement With Enzon

We have entered into a license agreement with Enzon for an antibody program targeting IL-2, which had been developed by us and Enzon pursuant to a prior collaboration that has since been terminated. The agreement grants to us the rights to certain patents of Enzon and patents and know-how created under the collaboration. We are obligated to pay low single-digit royalties to Enzon upon the sale of products targeting IL-2 using such patents or know-how. Either party may terminate the agreement for material breach by the other party that remains uncured after specified periods.

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

Manufacturing and Supply

We currently rely on third parties and our collaboration partners for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

In November 2009, we entered into an agreement for the process development and manufacture of blinatumomab with Lonza AG, or Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza will establish the current manufacturing process for blinatumomab and develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza will manufacture blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer manufacturing to a third party. The work plan anticipates payments by us in the amount of approximately £4 million for the activities to be performed by Lonza during the first twelve months of the agreement. We do not expect Lonza to manufacture supplies of blinatumomab that can been used in clinical trials until the end of 2010 at the earliest. Until then we will utilize supplies of blinatumomab produced by MedImmune prior to the termination of our agreement with them. We believe that the existing supply of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until Lonza-supplied blinatumomab becomes available.

Government Regulation and Product Approval

General

Governmental authorities in Europe, the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution of biologic products. Parties that fail to comply with applicable requirements may be fined, may have their marketing applications rejected, or may be criminally prosecuted. These governmental authorities also have the authority to revoke previously granted marketing authorizations upon failure to comply with regulatory standards or in the event of serious adverse events following initial marketing.

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

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. In a process that may take from several months to several years, the FDA reviews these applications and, when and if it decides that adequate data are available to show that the new product is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for sale. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received a fast track designation, the quality of the submission and studies presented, the potential contribution that the product will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

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

Regulatory Requirements in Europe and Other Countries

We are developing our product candidates in Europe, and are also subject to a variety of regulations governing clinical trials and manufacture and sales of our product candidates in Europe and other countries. Regardless of FDA approval in the United States, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of selling the product candidates in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada, and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States. In order to gain marketing approval, we must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. In the European Union, the review of any marketing approval application for our product candidates is undertaken by the members of the EMEA’s Committee for Medicinal Products for Human Use as part of a centralized procedure.

Approval can take from several months to several years, or be denied. The approval process can be affected by a number of factors. For example, additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

As a condition of approval, the regulatory agency will require that the product continue to meet regulatory requirements as to safety, efficacy and quality and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to prescribing advice or to product licences. Additional data may result in a product authorization being withdrawn at any stage.

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

Employees

As of December 31, 2009, we had 140 employees of which 118 were full-time employees. As of that date, 95 full-time employees were engaged in research and development and 23 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Executive Officers

The following table lists the names, ages and positions of the individuals currently serving as our executive officers. The ages of the individuals are provided as of March 1, 2010.

Name	Age	Position
Christian Itin, Ph.D.	45	President and Chief Executive Officer
Barclay Phillips	47	Senior Vice President, Chief Financial Officer
Patrick Baeuerle, Ph.D.	52	Senior Vice President, Chief Scientific Officer
Jan Fagerberg, M.D.	47	Senior Vice President, Chief Medical Officer
Mark Reisenauer	44	Senior Vice President, Chief Commercial Officer
Jens Hennecke, Ph.D.	42	Senior Vice President Business Development
Matthias Alder, lic. iur., LL.M.	45	Senior Vice President, General Counsel and Secretary

Dr. Christian Itin has served as our President and Chief Executive Officer and a director since May 2006. He also served in the following capacities with our subsidiary Micromet AG: Chief Executive Officer from March 2004 to May 2006, Chief Business Officer from April 2002 to March 2004, Vice President of Business and Corporate Development from September 2001 to April 2002, Vice President of Corporate Development from September 2000 to September 2001 and Head of IP and Licensing from September 1999 to September 2000. Before joining Micromet, Dr. Itin was a co-founder of Zyomyx, Inc., a protein chip company in Hayward, California. Dr. Itin received a Diploma in biology and a Ph.D. in cell biology from the University of Basel, Switzerland. In addition, he also performed post-doctoral research at the Biocenter of Basel University and at the Stanford University School of Medicine.

Mr. Barclay Phillips has served as our Senior Vice President and Chief Financial Officer since August 2008. Previously, he served as a member of our board of directors from 2000 until his appointment as our Chief Financial Officer in August 2008. From 1999 to August 2008, Mr. Phillips was a Managing Director of Vector Fund Management, a venture capital firm. From 1991 to 1999, Mr. Phillips served in various roles at INVESCO Funds Group, including Director of Private Placements and Biotechnology Analyst. From 1985 to 1990, Mr. Phillips held positions in sales and trading with Paine Webber and Shearson Lehman Hutton. Mr. Phillips received a B.A. in economics from the University of Colorado in Boulder.

Dr. Patrick Baeuerle has served as our Senior Vice President and Chief Scientific Officer since May 2006, and in the same capacity with Micromet AG since October 1998. From February 1996 to September 1998, Dr. Baeuerle was Director of Drug Discovery at Tularik Inc., a biotechnology company in South San Francisco, California that is now part of Amgen Inc. From October 1994 to February 1996, Dr. Baeuerle was Professor and Chairman of Biochemistry at the Medical Faculty of Freiburg University, Germany. He has published more than 190 scientific papers. In addition, Dr. Baeuerle is an elected member of the European Molecular Biology Organization and was appointed Honorary Professor of Immunology at the University of Munich in 2000. Dr. Baeuerle performed his Ph.D. work at the Max Planck Institute for Psychiatry in Martinsried, Germany and at the European Molecular Biology Laboratory in Heidelberg, Germany. He received a Ph.D. degree in biology from the University of Munich and performed post-doctoral research at the Whitehead Institute of the Massachusetts Institute of Technology.

Mr. Mark Reisenauer has served as our Senior Vice President and Chief Commercial Officer since September 2007. Before joining Micromet, he was the Divisional Vice President and General Manager of the Neuroscience franchise for Abbott Laboratories Inc., a pharmaceutical company, from August 2006 to September 2007 and the General Manager of its Oncology franchise from 2002 to July 2006. From 1999 to 2002, Mr. Reisenauer was the Director of Breast Cancer Products at Pharmacia Corporation, now Pfizer. From 1997 to 1999 he was the Associate Director of Oncology Global Marketing at Bristol-Myers Squibb, a pharmaceutical company, and from 1988 to 1997 he held several positions in sales and oncology marketing at Zeneca, a global pharmaceutical company. Mr. Reisenauer received a B.A. degree in Political Science from the University of Wisconsin.

Dr. Jan Fagerberg has served as our Senior Vice President and Chief Medical Officer since November 2009. Dr. Fagerberg is a board-certified clinical oncologist and has more than 20 years of experience in clinical research and development of oncology drugs. From 2006 to 2009, he was Medical Director at TopoTarget in Copenhagen, Denmark. Prior to TopoTarget, from 1999 to 2006 he was with F. Hoffmann-La Roche in positions of increasing responsibility both in the United States and in Switzerland, ultimately serving as the Oncology Therapeutic Area Expert in Global Drug Development. During his tenure at Roche, he was responsible for the global clinical development of Xeloda and for the clinical development programs of Avastin outside the United States. Dr. Fagerberg received his M.D. degree at the Karolinska Institute in Stockholm, Sweden in 1988. He then received his Ph.D. for work in clinically applied passive and active immunotherapy targeting EpCAM in colorectal carcinomas in 1995. From 1995 to 1999, Dr. Fagerberg held various clinical positions, including Associate Head Section of Radiotherapy and Chief Physician, at the Karolinska Hospital in Stockholm.

Dr. Jens Hennecke has served as our Senior Vice President Business Development since March 2009. Previously, he served as our Vice President Business Development from May 2006 to March 2009, and in the same capacity at our subsidiary Micromet AG from 2004 to May 2006. He joined Micromet AG in 2001 and performed various business development functions until his promotion to Vice President in 2004. Dr. Hennecke studied biology at the University of Göttingen, Germany, and performed his Ph.D. thesis at the Institute of Molecular Biology and Biophysics at the ETH in Zürich, Switzerland. He performed post-doctoral research in x-ray crystallography in the Department of Molecular and Cellular Biology of Harvard University.

Mr. Matthias Alder has served as our Senior Vice President, General Counsel and Secretary since July 2006. Previously, he was a partner with Cooley Godward LLP, a U.S. law firm, from 1997 to 2006 and established and co-chaired the firm’s East Coast Life Sciences Practice. Prior to joining Cooley, Mr. Alder was in-house counsel for the pharmaceutical business of Novartis in Basel, Switzerland from 1994 to 1997. From 1988 to 1994, Mr. Alder worked in law firms in Switzerland and in Miami, Florida. Mr. Alder received an LL.M. degree in International and Comparative Law from the University of Miami in 1990. He earned the equivalent of a J.D. degree (lic. iur.) from the University of Basel, Switzerland, graduating magna cum laude in 1988.

Corporate History

We were incorporated in Delaware in 1998 under the name CancerVax Corporation and completed our initial public offering in 2003. In 2006, we completed a merger with Micromet AG, a privately-held German company, and changed our corporate name to Micromet, Inc.

Available Investor Information

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at http://www.micromet-inc.com. You can also request copies of such documents by contacting our Investor Relations Department at (240) 235-0250 or sending an email to investors@micromet-inc.com. The reference to our website is not intended to incorporate information on our website into this document by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The following information sets forth factors that could cause our actual results to differ materially from those contained in statements we have made in this report and those we may make from time to time. If any of the following risks actually occur, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a partial or complete loss of your investment. You should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have a history of losses, we expect to incur substantial losses and have negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability or positive cash flow.

We have incurred losses from our inception through December 31, 2009, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market value of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations and, as a result, you could lose part or all of your investment.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us. If we fail to obtain the capital necessary to fund our operations, we will be unable to develop or commercialize our product candidates and our ability to operate as a going concern may be adversely affected.

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. Specifically, we will require additional financing in order to complete our planned clinical trials for our lead product candidate blinatumomab for the treatment of ALL. In addition, as our product candidates progress into later-stage clinical development, such as our planned pivotal trial for blinatumomab, we will be required to initiate larger, more costly trials. There are factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. Among the factors that may affect our future capital requirements and accelerate our need for additional financing are:

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

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations for any given period, will be based primarily on the following factors:

•	the status of development of our product candidates;
•	the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, the timing and accounting treatment of payments to us, if any, under those agreements, and the progress made by our strategic collaborators in moving forward the development of our product candidates, which is largely out of our control;
•	whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with strategic collaborators and the timely payment by these collaborators of any amounts payable to us;
•	the addition or termination of research programs or funding support under collaboration agreements;
•	the timing of milestone payments under license agreements, repayments of outstanding amounts under loan agreements, and other payments that we may be required to make to others;
•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;
•	the change in fair value of the common stock warrants issued to investors in connection with our 2007 private placement financing, remeasured at each balance sheet date using a Black-Scholes option-pricing model, with the change in value recorded as other income or expense; and
•	general market conditions affecting companies with our risk profile and market capitalization.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses, accounting for stock-based compensation and in-process research and development costs are subject periodically to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control. For example, since January 1, 2008, our common stock has traded between a low of $1.30 per share and a high of $8.48 per share. Among the factors that could cause material fluctuations in the market price for our common stock are:

•	our ability to successfully raise capital to fund our continued operations;
•	our ability to successfully develop our product candidates within acceptable timeframes;
•	changes in the regulatory status of our product candidates, including announcements of the results of our interactions with the FDA, EMEA and other regulatory authorities regarding the acceptance or rejection of proposed endpoints of our clinical trials or the acceptance or rejection of data from a clinical trial as a basis for granting marketing approval for our product candidates or the design of our trials more generally;
•	changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
•	the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE antibody technology platform;
•	announcements of the invalidity of, or litigation relating to, our key intellectual property;
•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic category as our product candidates;
•	events affecting our collaborators;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	announcements of new products or technologies, clinical trial results, commercial relationships or other events by us, our collaborators or our competitors;
•	our ability to successfully complete strategic collaboration arrangements with respect to our product candidates, BiTE antibodies or our BiTE antibody platform;
•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or product development timelines;
•	changes in accounting principles;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel; and
•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities such as chat rooms.

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

Risks Relating to Our Collaborations and Clinical Development Programs

We are dependent on collaborators for the development and commercialization of many of our product candidates. If we lose any of these collaborators, or if they fail or incur delays in the development or commercialization of our current and future product candidates, our operating results would suffer.

The success of our strategy for development and commercialization of our product candidates depends upon our ability to form and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under collaborative and licensing arrangements will depend on, among other things, each collaborator’s efforts and allocation of resources.
•	All of our strategic collaboration and license agreements are for fixed terms and are subject to termination under various circumstances, including, in some cases, on short notice without cause. If any of our collaborative partners were to terminate its agreement with us, we may attempt to identify and enter into an agreement with a new collaborator with respect to the product candidate covered by the terminated agreement. If we are not able to do so, we may not have the funds or capability to undertake the development, manufacturing and commercialization of that product candidate, which could result in a discontinuation or delay of the development of that product candidate.
•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the product candidates and services that are the subject of their collaborations with us or programs licensed from us.
•	Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate the development in indications that have a significant commercial potential.
•	Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years in our industry. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of changes in priorities, our collaborators decrease or fail to increase spending related to our product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical or biotechnology company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may incur delays in the development for these product candidates following any termination of the collaboration agreement, or we may need to reallocate financial resources that could cause delays in other development programs for our other product candidates.

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

If we cannot successfully establish clinical and regulatory operations in the United States, or if we do not obtain the necessary regulatory approvals from the FDA, the development and commercialization of blinatumomab in the United States may be delayed or may not occur at all.

In November 2009, we and MedImmune entered into a termination and license agreement pursuant to which we terminated our collaboration and license agreement with MedImmune relating to blinatumomab in North America. As a result of this agreement, we now control the rights to develop and commercialize blinatumomab in the United States. However, we will need to hire personnel in order to prepare and execute the clinical development plan and obtain the necessary regulatory approvals from the FDA or other regulatory authorities for the development and marketing of blinatumomab. Although MedImmune planned to initiate clinical trials of blinatumomab in the United States prior to termination of the agreement, no patients were enrolled in blinatumomab trials in the United States. We intend to discuss with the FDA our plans for conducting clinical trials of blinatumomab in the United States. If we are not able to hire the appropriate personnel, or if the FDA does not grant the necessary approvals, the development of blinatumomab in the United States could be delayed or may never occur. There can be no assurances that we will be able to successfully develop blinatumomab following the termination of our collaboration and license agreement with MedImmune, or that such development will not be delayed as a result of financial constraints or if the FDA does not agree with our clinical development plans. There can also be no assurance that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner for the development of blinatumomab in North America or in any other territories if we desire to do so or that we will ever be successful, alone or with a collaborator, in commercializing blinatumomab in the United States or in any other territories.

Our planned pivotal clinical trial of blinatumomab may not be sufficient to obtain marketing approval in the United States or Europe for the treatment of ALL.

We currently intend to conduct a single-arm, non-blinded pivotal clinical trial of blinatumomab in MRD-positive adult ALL patients. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The FDA, EMEA and other regulatory authorities generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. Based on our discussions with the EMEA, we believe we will be required to demonstrate more robust efficacy results from our single-arm, non-blinded pivotal trial than if we conducted multiple well-controlled trials. Furthermore, our planned pivotal trial will have both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. In addition, we have not yet discussed our trial design with the FDA as it relates to approval of blinatumomab for marketing in the United States. Consequently, the EMEA and FDA could conclude that our trial design or the data from our planned pivotal clinical trial are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, and may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical stage product candidates adecatumumab and blinatumomab have not yet been proven to be safe or to be effective in confirmatory studies. If we discontinue the development of any of our clinical stage product candidates due to adverse events or lack of efficacy, our business could suffer and the value of our company may be adversely affected.

We previously reported that two phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer and in patients with prostate cancer. We have also reported that we terminated clinical trials and permanently discontinued the treatment of individual patients with blinatumomab due to adverse events that included infections, neurological events, and liver enzyme increases. We are continuing the clinical development of these product candidates, but there can be no assurance that we will not encounter unacceptable adverse events or that any preliminary suggestion of anti-tumor activity of these product candidates will be confirmed in the ongoing or future clinical trials.

A recommended dose has not yet been defined for our product candidate MT110. If we discontinue the development of MT110 due to adverse events or lack of efficacy, our business could suffer and the value of our company may be adversely affected.

MT110 is in a phase 1 dose-escalation clinical trial, and we may reach the maximum tolerated dose without reaching a dose level at which MT110 shows a clinically meaningful anti-tumor effect. We are continuing the clinical development of this product candidate in phase 1, but there can be no assurance that we will not encounter unacceptable adverse events before any anti-tumor activity has been noted in the ongoing or any future clinical trials.

Many of the product candidates in our pipeline are in early stages of development and our efforts to develop and commercialize these product candidates are subject to a high risk of delay and failure. If we fail to successfully develop our product candidates, our ability to generate revenues will be substantially impaired.

Many of our product candidates are in early stages of clinical and preclinical development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product. The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of failure for product candidates in preclinical development and in clinical trials. The preclinical studies and clinical trials may produce negative, inconsistent or inconclusive results, and the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Further, we or our collaborators may decide, or the FDA, EMEA or other regulatory authorities may require us, to conduct preclinical studies or clinical trials or other development activities in addition to those performed or planned by us or our collaborators, which may be expensive or could delay the time to market for our product candidates. In addition, we do not know whether the clinical trials will result in marketable products.

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

Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, if any, will be subject to continual review and periodic inspections by the FDA, EMEA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems with any approved products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, limitations in the scope of our approved labeling, withdrawal of the approved products from the market, voluntary or mandatory recall and associated publicity requirements, fines, suspension or withdrawal of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

Our value may be significantly enhanced if we are able to obtain adequate patents and other intellectual property rights to protect our business and product candidates against competitors. For that reason, we allocate significant financial and personnel resources to the filing, prosecution, maintenance and defense of patent applications, patents and trademarks claiming or covering our product candidates and key technology relating to these product candidates.

To date, we have sought to protect our proprietary positions related to our important technology, inventions and improvements by filing patent applications in the U.S., Europe and other jurisdictions. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will be issued on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution such that the a scope of protection could be of little value for a particular product candidate. Patents, if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. European patents may be subject to opposition proceedings in the European Patent Office. Patents might be invalidated in national jurisdictions. Similar proceedings may be available in countries outside of Europe or the U.S. These proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Products or technology could also be copied by competitors after expiration of the patent life. Furthermore, claims of employees or former employees of Micromet related to their inventorship or compensation pursuant to the German Act on Employees’ Inventions may lead to legal disputes. Moreover, if non-Micromet employees are contributors to a Micromet invention, such non-Micromet employees or their employers may assert claims related to inventorship, ownership, or compensation pursuant to the German Act on Employees’ Inventions that may lead to legal disputes.

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

If third parties claim that our product candidates or technologies infringe their intellectual property rights, we may become involved in expensive patent litigation, which could result in liability for damages or require us to stop our development or the commercialization of our product candidates after they have been approved and launched in the market, or we could be forced to obtain a license and pay royalties under unfavorable terms.

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

For example, we are aware that GlaxoSmithKline holds United States and European patents claiming the administration of anti-EpCAM antibodies with certain chemotherapeutic agents. We conducted a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel under our collaboration agreement with Merck Serono. While we have no current plans to continue the development of this combination, if we and Merck Serono were to pursue such development and obtain marketing approval for this combination at a time when this patent remains in effect, GlaxoSmithKline could seek to enjoin our collaboration partner Merck Serono from commercializing the combination of adecatumumab and docetaxel or require Merck Serono to take a license under its patent, which Merck Serono may not be able to obtain on commercially reasonable terms, if at all. If Merck Serono is required to make royalty payments to GlaxoSmithKline or other third parties that hold patents that would be infringed by the manufacture, use or sale of adecatumumab, and if these royalty payments to third parties were to exceed a threshold percentage specified in our collaboration agreement, Merck Serono would have the right to credit a portion of these royalty payments against royalty payments due to us.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. For example, we recently engaged Lonza as our contract manufacturer for blinatumomab. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or at all or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

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

To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties such as our agreement with Lonza, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Lonza or other contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. If Lonza or any other third-party manufacturer were to fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:

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

As a result of the termination of the collaboration and license agreement with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials and have recently engaged Lonza AG as our contract manufacturer. We do not expect Lonza to manufacture supplies of blinatumomab that can be used in clinical trials until the end of 2010 at the earliest. Until then we will utilize the supplies of blinatumomab produced by MedImmune prior to the termination of our agreement with them. We believe that the existing supply of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until Lonza-supplied blinatumomab becomes available. If there is a delay in Lonza providing us with blinatumomab, we may have to delay clinical trials which could have a material adverse effect on our business. As part of the termination, MedImmune is responsible for the continued performance of the studies intended to establish that the stock of blinatumomab supplied by MedImmune to us is stable and within the required specifications of our IMPD and IND under which we are performing clinical trials with blinatumomab. If MedImmune ceases to perform the stability studies or to deliver the data from the stability studies as required under the agreement, or if the data provided by MedImmune indicate that the stock of blinatumomab has degraded to an extent that it no longer meets the required specifications, we may not have sufficient quantities of the product candidate required to perform the planned clinical trials with blinatumomab. There can be no assurance that the transferred materials will be sufficient for use in our clinical trials, or that we or Lonza will be able to implement the manufacturing process transferred from MedImmune in a manner that results in clinical trial materials with specifications comparable to the clinical trial materials produced by MedImmune. Any of these or similar or other events could cause delays in the development and potential regulatory approval of blinatumomab, which would have an adverse effect on its commercial potential.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our agreements with Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our product candidates following approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 4,000 square feet of office space at our corporate headquarters in Bethesda, Maryland, with a current lease term through 2012. We also fully sublease our former headquarters located in Carlsbad, California.

We also maintain a research and development facility in Munich, Germany, which consists of approximately 81,200 square feet leased until 2012, with options to renew for additional periods of five years. We sublease a portion of this facility through April 2011. In February 2010, we signed a lease for approximately 9,000 square feet of office space in a building adjacent to our research and development facility in Munich. This lease has a term through 2015, with an option to renew for an additional five years.

We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to support our growth in personnel.

Item 3. Legal Proceedings

In February 2010, we entered into a Settlement, Mutual Release and Termination Agreement, or Settlement Agreement, with Curis, Inc. to resolve a claim filed by Curis with the American Arbitration Association, relating to a June 2001 Agreement for the Purchase and Sale of Single-Chain Polypeptide Business, or SCA Agreement, between Curis and our wholly owned subsidiary Micromet AG under which Micromet AG acquired from Curis certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Under the SCA Agreement, Micromet AG made an upfront payment in cash and issued equity and a debt instrument to Curis. In addition, under the terms of the SCA Agreement, Micromet AG had agreed to pay royalties on net sales of products covered by the assigned patents and on revenues received from licensing the assigned patents. Pursuant to the Settlement Agreement, we have made a final payment of $4.0 million to Curis in order to settle the dispute and discharge and terminate all future payment obligations that could have arisen under the SCA Agreement.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “MITI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2008
First Quarter	$2.42	$1.30
Second Quarter	$2.90	$1.80
Third Quarter	$7.74	$2.57
Fourth Quarter	$5.50	$3.29
Year Ended December 31, 2009
First Quarter	$4.69	$2.25
Second Quarter	$6.40	$1.81
Third Quarter	$8.48	$4.56
Fourth Quarter	$7.60	$4.82

As of March 2, 2010, there were approximately 179 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The selected financial data set forth below with respect to the Company’s consolidated statements of operations for each of the years in the three-year period ended December 31, 2009 and with respect to the consolidated balance sheets as of December 31, 2009 and 2008 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended December 31, 2006 and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from audited financial statements not included in this Form 10-K.

In May 2006, CancerVax Corporation merged with Micromet AG. In connection with the merger, CancerVax was renamed Micromet, Inc. For accounting purposes, the business combination was considered a “reverse merger” under which Micromet AG was considered the acquirer of CancerVax. Accordingly, all financial information prior to the merger date reflects the historical financial results of Micromet AG alone. For 2006, the results of operations of the combined company reflect those of Micromet AG for the full year and, from May 5, 2006 on, the combined financial results of Micromet AG and CancerVax.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except Share and per Share Amounts)
Statement of Operations Data:
Revenues:
Collaboration agreements	$19,584	$25,870	$17,366	$25,449	$23,130
License fees and other	1,457	1,416	1,018	2,134	2,593
Total revenues	21,041	27,286	18,384	27,583	25,723
Operating expenses:
Research and development(1)	53,423	37,846	28,407	27,291	27,597
In-process research and development	—	—	—	20,890	—
General and administrative(1)	17,010	15,506	15,214	12,973	7,843
Total operating expenses	70,433	53,352	43,621	61,154	35,440
Loss from operations	(49,392)	(26,066)	(25,237)	(33,571)	(9,717)
Other income (expense):
Interest expense	(281)	(222)	(509)	(1,725)	(5,176)
Interest income	419	740	938	743	335
Change in fair value of common stock warrants liability	(7,950)	(8,064)	1,750	—	—
Other income (expense), net	(478)	377	2,932	561	288
Net loss	$(57,682)	$(33,235)	$(20,126)	$(33,992)	$(14,270)
Beneficial conversion charge on issuance of preferred shares	—	—	—	—	(4,780)
Net loss attributable to common stockholders	$(57,682)	$(33,235)	$(20,126)	$(33,992)	$(19,050)
Basic and diluted net loss per common share	$(0.98)	$(0.77)	$(0.55)	$(1.29)	$(3.70)
Weighted average shares used to compute basic and diluted net loss per share	58,582	43,309	36,362	26,366	5,147

(1)	The following amounts for patent-related legal expenses have been reclassified from research and development expenses to general and administrative expenses as described in Note 3 to the financial statements contained in this Form 10-K:

	2009	2008	2007	2006	2005
		(In Thousands)
Research and development	$(1,379)	$(1,343)	$(784)	(961)	(982)
General and administrative	1,379	1,343	784	961	(982)
Total operating expenses	—	—	—	—	—

	2009	December 31, 2008	2007	2006	2005
		(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$117,603	$46,168	$27,066	$24,301	$11,414
Working capital	67,728	27,992	15,735	11,578	(10,407)
Total assets	134,813	70,675	56,252	51,172	28,877
Deferred revenue, less current portion	13,281	7,555	8,366	195	52
Long-term debt, less current portion	—	2,157	2,254	7,408	5,531
Total stockholders’ equity/(deficit)	66,841	35,388	24,978	24,518	(14,533)

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

Ongoing Business Activities

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Five of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. Blinatumomab has achieved the primary endpoint in a phase 2 clinical trial evaluating blinatumomab as a treatment for patients with acute lymphoblastic leukemia, or ALL. Based on the results of this trial, we intend to initiate a European pivotal clinical trial of blinatumomab in ALL patients in mid 2010. We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of patients with solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. We have entered into several strategic collaborations for the development of additional BiTE antibodies. We are developing a BiTE antibody targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors in collaboration with MedImmune. We have also entered into collaboration agreements with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies targeting other solid tumor targets.

Our most advanced conventional monoclonal antibody is adecatumumab, also known as MT201, which binds to EpCAM and is being developed under a collaboration with Merck Serono. We are currently evaluating this antibody in a randomized phase 2 clinical trial for the treatment of patients with colorectal carcinoma after complete resection of liver metastases. MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead antibody target to the completion of preclinical and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMEA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

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

Research and Development

Through December 31, 2009, our research and development expenses consisted of costs associated with the clinical development of blinatumomab, adecatumumab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform generally. This includes costs associated with clinical trials and manufacturing processes, quality systems and analytical development, compensation and other personnel expenses, supplies and materials, consultant fees and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

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

Through March 2009, we developed blinatumomab in collaboration with MedImmune under an agreement signed in 2003, which we refer to in this report as the 2003 Agreement. Under the 2003 Agreement, MedImmune reimbursed a portion of our clinical development costs in our European clinical trials. In November 2009, we entered into a termination agreement, which we refer to as the 2009 Agreement, under which we acquired MedImmune’s remaining option right to commercialize blinatumomab in North America. The 2009 Agreement terminates the 2003 Agreement, under which MedImmune had been granted the right to develop and commercialize blinatumomab and other BiTE antibodies binding to antigens relevant for hematological cancers in North America. As a result of the 2009 Agreement, we now control the rights to develop and commercialize blinatumomab in all territories, as well as any other BiTE antibodies binding to antigens relevant for hematological cancers that had been licensed to MedImmune under the 2003 Agreement. Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer. In return, we will make an upfront payment of $6.5 million in installments through December 2010, of which we have paid $4.0 million to date. In addition, MedImmune is eligible to receive up to an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America.

A second agreement with MedImmune under which we are collaborating with MedImmune on the development of MT111 provides for potential future milestone payments and royalty payments based on future sales of MT111. The potential milestone payments are subject to the successful completion of clinical development and obtaining marketing approval in one or more national markets.

In October 2009, we entered into a collaboration and license agreement with sanofi-aventis under which the two companies will collaborate on the development of a new BiTE antibody targeting solid tumors. Under the terms of the agreement, we will be responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We received an upfront payment of €8 million, or $11.9 million as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million as of the date of the agreement, is related to the reimbursement of FTEs allocated by us to the performance of the development program.

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma AG under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target for an upfront fee of €4.5 million, or approximately $6.1 million as of the date of the agreement. In December 2009, Bayer Schering Pharma exercised the option and paid us the exercise fee of €5.0 million, or approximately $7.4 million as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive total development and sales milestone payments of €285 million, or approximately $418 million as of the date of the agreement, and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer Schering Pharma will reimburse us for our research and development expenses incurred in connection with the development program.

Under our collaboration agreement with Merck Serono, we have received $22.0 million in up front and milestone payments from Merck Serono to date, not including reimbursements for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. We have all decision-making authority and operational responsibility for the clinical trials of adecatumumab that we conduct, including the phase 2 clinical trial that we initiated in the first half of 2009. Merck Serono will bear the development expenses associated with the collaboration in accordance with the agreed-upon budget and a specified maximum.

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

We recognize revenue on upfront payments over the expected life of the development period and collaboration agreement on a straight-line basis. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are subject to contingencies, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained as necessary. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the services are performed. Amounts received in advance of services performed are recorded as deferred revenue until earned.

We have received initial license fees and annual renewal fees upfront each year under license agreements. Revenue is recognized when the above noted criteria are satisfied unless we have further obligations associated with the license granted.

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2009, we have not received or recognized any royalty payments.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on FASB Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Arrangements with Multiple Deliverables. ASC Topic 605-25 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development period and collaboration agreement on a straight-line basis.

Goodwill

We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory authority, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. ASC Topic 350, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Since we have determined that we have only one reporting unit, we calculate fair value as our total market capitalization adjusted for a control premium. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of the merger between Micromet AG and CancerVax in 2006, we recorded $6.5 million of goodwill on our consolidated balance sheet. On October 1, 2009, we performed our annual goodwill impairment assessment in accordance with ASC Topic 350 and determined that the carrying amount of this goodwill was recoverable. We cannot assure you that our future reviews of goodwill impairment will not result in a material charge.

Patents

Our patent portfolio consists primarily of internally developed patents covering our BiTE antibody platform and the composition of our BiTE antibody product candidates and conventional antibodies. The costs of generating our internally developed patent portfolio has been expensed as incurred.

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents are being amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities through license agreements. Evidence from recent licensing transactions indicated that our future licensing fees derived from these purchased patents will be lower than previously expected. We deemed these events in connection with lower expectations of future licensing fees to be an indication of potential impairment.

We periodically assessed whether the carrying value of the purchased patents was recoverable. We evaluated whether the carrying value of the patents would be recoverable by comparing their carrying value to the undiscounted cash flows generated from these patents. The carrying value was in excess of the undiscounted cash flows; therefore, we estimated the fair value of the patents to determine the amount of impairment. We estimated the fair value of the patents using the income approach (discounted cash flows). Based on the fair value, we recognized a non-cash patent impairment charge of approximately $2.6 million during the year ended December 31, 2009. The impairment charge was recorded within research and development expenses on the statement of operations. Key inputs utilized in the determination of this non-recurring fair value measurement related to our estimates of cash flows for the remaining patent life and the discount rate factor. The determination of the discount rate was based upon the risk-free rate, adjusted by a risk premium.

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

Stock-Based Compensation

We estimate the fair value of share-based compensation awards on the grant date in accordance with ASC Topic 718, Share-Based Payment, using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term. ASC Topic 718 also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2009 was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

Performance-based stock options vest upon the attainment of specific performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.

Common Stock Warrants Liability

In accordance with ASC Topic 815, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we classify warrants as liabilities when the potential for a net cash settlement to the holders of the warrants exists, even if remote. ASC Topic 815 also requires that the warrants be revalued at the end of each reporting period as our warrants are considered to be derivative instruments. We adjust the instruments to their current fair value using the Black-Scholes option pricing model formula at each reporting period end, with any resulting change in value recorded in the statement of operations.

Results of Operations

Comparison of the Years Ended December 31, 2009, 2008 and 2007

Revenues.  Collaborative research and development revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement as described in detail below. License and other revenue consists primarily of revenues from licenses of patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.

The following table summarizes our revenue for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	2007
Research and development revenue by collaborator:
Nycomed	$7.6	$15.5	$4.8
Bayer Schering	6.3	—	—
Merck Serono	2.9	3.0	4.1
MedImmune	2.2	6.9	6.0
Sanofi-aventis	0.4	—	—
TRACON	0.2	0.3	2.2
Other	—	0.2	0.3
Total collaborative research and development revenue	19.6	25.9	17.4
License and other revenue	1.4	1.4	1.0
Total revenues	$21.0	$27.3	$18.4

Nycomed.  Collaborative research and development revenue from Nycomed reflects Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents, as well as $0.3 million in revenue representing the amortized portion of the $6.7 million up-front payment that we received from Nycomed in 2007. This up-front payment is being recognized on a straight-line basis over a 20-year period ending in 2027. The decrease in overall Nycomed revenue of $7.9 million for the year ended December 31, 2009, as compared to the same period in 2008, was due primarily to our lower level of activity during 2009, as Nycomed assumed primary responsibility for the development of MT203 and initiated a phase 1 clinical trial of this product candidate during the year, partially offset by a $2.0 million milestone payment received during 2009. The increase of $10.7 million for 2008 over 2007 reflects the fact that full early-stage clinical activities, for which we had primary responsibility, did not begin until the fourth quarter of 2007. We expect our Nycomed revenue to decline further in 2010 as Nycomed continues to perform later-stage development work.

Bayer Schering Pharma.  Collaborative revenue from Bayer Schering Pharma represents the receipt of approximately $6.3 million in January 2009 upon the grant of an option to collaborate with us regarding the development of a new BiTE antibody. This option fee was fully recognized into revenue during the year ended December 31, 2009. Bayer Schering Pharma exercised the option and paid us approximately $7.4 million in January 2010. We will recognize this $7.4 million payment into revenue on a straight-line basis over 54 months, the period during which we expect to participate on the joint steering committee under our collaboration agreement with Bayer Schering Pharma. In addition, we will recognize revenue related to our development efforts under this agreement, including reimbursement of development expenses. Therefore, we expect an increase in revenues under this agreement for 2010 as compared to 2009.

Sanofi-aventis.  We entered into a collaboration and license agreement with sanofi-aventis in the fourth quarter of 2009. Upon execution of the agreement, we received an upfront payment of approximately $7.8 million. The upfront fee is being recognized into revenue on a straight-line basis over 74 months, the period during which we expect to participate on the joint steering committee under the collaboration agreement. We also receive reimbursement of our development expenses under the program, which accounted for $0.2 million of revenue in 2009. As this collaboration was in place for only the last two months of 2009, we expect an increase in revenues under this agreement for 2010 as compared to 2009.

MedImmune.  Collaborative research and development revenue from MedImmune represents reimbursements for our costs incurred in the development of blinatumomab and MT111. As described elsewhere in this report, MedImmune ended its participation in the development of blinatumomab in March 2009, and we terminated our collaboration with MedImmune for the development of blinatumomab in the fourth quarter of 2009. As a result, the revenues in 2009 decreased to $0.3 million from $4.0 million in 2008, and there will be no further collaborative research and development revenue for blinatumomab in the future. For 2008 as compared to 2007, collaborative revenue under the blinatumomab increased by $0.9 million due to increases in the levels of activity performed.

Our other collaboration with MedImmune for our MT111 product candidate continues in full effect, although there was a $0.6 million decrease in revenues under this program for 2009, as compared to 2008, due to the transition of the later-stage work to MedImmune. Revenues under this development program were consistent for 2008 as compared to 2007. During 2008 we also recognized $0.4 million in revenue from MedImmune under a development program targeting the EphA2 antigen, but we discontinued this collaboration in 2008. We expect 2010 collaborative revenue from MedImmune for MT111 to remain at approximately the same level as in 2009.

Merck Serono.  Collaborative research and development revenue from Merck Serono reflect Merck Serono’s full responsibility for the costs for the development of the MT201 program. Revenues during 2009 were consistent with those recognized during 2008, as the product candidate continues to be evaluated in two separate clinical trials. In 2007, we amended our collaboration with Merck Serono, which extended the period over which revenue is to be recognized for the phase 1 study of MT201 in combination with docetaxel for the treatment of metastatic breast cancer. The period was extended from June 2007 to June 2011, which had the effect of reducing the amount of revenue for 2008 as compared to 2007. We expect 2010 collaborative revenues under this program to be generally consistent with those of 2009.

TRACON.  Collaborative research and development revenue from TRACON reflects TRACON’s full responsibility for the costs of the MT293 product development program. Revenue under this agreement consists of expense reimbursements and revenue from an upfront payment of $1.5 million received from TRACON in 2007 that is being recognized on a straight-line basis over a 15-year period ending in 2022. During 2007, we also recognized revenue of approximately $2.0 million from TRACON upon delivery of our stock of clinical trial materials.

Research and Development Expenses.  Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. We incur process development expenses mainly for production of GMP-grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments as well as development of analytical testing procedures. Except for payments made in advance of services rendered, we expense research and development costs as incurred.

Research and development expense was $53.4 million, $37.8 million and $28.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase of $15.6 million for the year ended December 31, 2009 over 2008 was partially the result of $10.7 million in expenses incurred in connection with the termination of our blinatumomab collaboration, consisting of our $6.5 million initial payment to MedImmune, our purchase of the clinical trial inventory of blinatumomab for $2.8 million, a cost of $0.9 million to transfer the blinatumomab manufacturing process to our contract manufacturer and regulatory related expenses of $0.5 million. For 2009, we also accrued $4.0 million of expense for the settlement of our arbitration with Curis, Inc., which occurred in February 2010, as well as a patent impairment charge of $2.6 million relating to the single-chain antibody patents that had been purchased from Curis in 2001. We also incurred a $1.6 million increase in stock-based compensation for 2009 over 2008, which was primarily the result of accelerated vesting of stock options from the separation of our chief medical officer, as well as the vesting of performance-based stock options during 2009. Partially offsetting these 2009 increases over 2008 was a reduction in MT203 expenses of $5.5 million during 2009, due to the shift in program responsibilities to Nycomed for the later-stage development work, which also had the effect of reducing collaborative revenue from this program during 2009.

The increase of $9.4 million in research and development expense for the year ended December 31, 2008 over 2007 resulted from increases in manufacturing expenses of $5.5 million and preclinical services of $1.8 million, in each case primarily under our MT203 program. There were also increases in clinical expenses of $0.6 million under our blinatumomab program and $0.5 million under our MT110 program and an overall increase in research and development personnel expenses of $1.3 million, primarily due to headcount increases.

Since 2007, we have tracked our external research and development expenses by major project candidate development program, such as for blinatumomab, MT203, adecatumumab and MT110, or we allocate the expenses to our BiTE antibody platform generally. We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates. Our research and development expenses for the years ended December 31, 2009, 2008, 2007 and cumulatively since 2007 are summarized in the table below (in thousands):

	Years Ended December 31,			Cumulative
	2009	2008	2007
Blinatumomab	$14,291	$2,817	$2,061	$19,169
MT203	2,191	8,931	2,040	13,162
Adecatumumab	2,275	1,484	1,965	5,724
MT110	1,573	1,576	1,607	4,756
BiTE antibody platform and other	3,058	2,476	1,521	7,055
Unallocated salary and overhead	27,052	19,169	17,651	63,872
Share-based compensation	2,983	1,393	1,562	5,938
Total	$53,423	$37,846	$28,407	$119,676

We expect significant increases in research and development expenses going forward as we initiate later-stage trials of blinatumomab.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include allocated facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services.

General and administrative expense was $17.0 million, $15.5 million and $15.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase of $1.5 million for the year ended December 31, 2009 over 2008 resulted from increased stock-based compensation charges of $0.8 million for vesting of performance-based stock option grants, overall increases of $0.2 million in salaries, $0.2 million for investor relations expenses and $0.2 million for professional fees. The increase of $0.3 million for 2008 as compared 2007 was the result of increases of $0.7 million for professional fees and $0.5 million for depreciation charges related to leasehold improvements made for the sublease of our Munich facility, offset by a one-time adjustment of $1.0 million in 2007 to increase our lease exit liability for our former corporate headquarters.

Change in Fair Value of Common Stock Warrants Liability.  On June 22, 2007, we issued warrants to purchase our common stock that provide that if we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we or any successor entity are obligated to purchase each unexercised warrant for a cash amount equal to its fair value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as a reduction to other income.

Our stock price decreased from $2.42 per share on June 22, 2007, the date of issuance, to $2.06 per share on December 31, 2007, resulting in other income of $1.8 million for the year. Our stock price then increased to $4.36 per share on December 31, 2008 and $6.66 per share on December 31, 2009, resulting in incremental expense of $8.0 million and $8.1 million for 2009 and 2008, respectively.

Interest Income and Expense.  Interest income decreased from $0.9 million in 2007 to $0.7 million in 2008 and then to $0.4 million in 2009. The decreases in each case were the result of lower average interest rates on invested cash balances. Interest expense decreased from $0.5 million in 2007 to $0.2 million in 2008 but then increased slightly to $0.3 million in 2009. In July 2008 we repaid in full our silent partnership debt, which accounted for the decrease from 2007 to 2008. In 2009, we repaid in full our obligations under a note to MedImmune that was scheduled to mature in 2010. The increase in 2009 as compared to 2008 was also due to the amortization of premiums on our investments.

Other Income (Expense), Net.  Other income (expense), net includes foreign currency transaction gains (losses) and miscellaneous other items. The increase in expense of $0.9 million for the period ending December 31, 2009 over 2008 resulted from foreign currency exchange rate fluctuations. The decrease in other income for the year ending December 31, 2008 from 2007 was due to a release of $1.5 million in connection with the return to a third party of technology rights and a $1.1 million refund of withholding taxes from German tax authorities.

Liquidity and Capital Resources

Summary of Cash Flows

We had cash and cash equivalents and available-for-sale investments of $117.6 million and $46.2 million as of December 31, 2009 and 2008, respectively. We closed a public offering of our common stock in the third quarter of 2009 that yielded net proceeds to us of $74.9 million, and we also received net proceeds of $5.1 million from the sale of common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital in the second quarter of 2009.

Net cash used in operating activities was $8.9 million for 2009, $15.7 million for 2008, and $14.3 million for 2007. In each case the majority of the cash used was to fund our ongoing research and development efforts that resulted in net losses of $57.6 million, $33.2 million and $20.1 million, respectively, during these years. Our net losses for these years were adjusted by $19.8 million, $15.5 million and $5.4 million, respectively, of net non-cash expenses, including the changes in fair value of warrant liability described above.

Working capital changes resulted in net cash inflows of $29.0 million, $2.0 million and $0.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. As described elsewhere in this report, we received an upfront cash payment of $11.9 million from sanofi-aventis during 2009 and upfront cash payments of $8.2 million from Nycomed and $1.5 million from TRACON during 2007, each of which resulted in deferred revenues that are being recognized as revenue over an extended period. For 2009, other significant working capital changes included a net decrease of $3.1 million in accounts receivable from collections and a net increase of $14.6 million in accounts payable and accrued expenses. At the end of 2009, we had accrued approximately $6.5 million to be paid to MedImmune in connection with the termination of our blinatumomab collaboration, of which the first installment of $4.0 was paid in January 2010. We had also accrued $4.0 million in connection with our settlement with Curis, Inc., which was resolved and paid in February 2010. For 2008, significant working capital changes included net cash inflows from collections of accounts receivable of $1.3 million and net outflows from a decrease in prepaid expenses of $0.7 million. For 2007, other significant working capital changes included net cash outflows from decreases in accounts payable of $4.9 million and increases in accounts receivable of $2.1 million.

Net cash used in investing activities of $3.1 million for 2009 was the result of the net purchase of short-term investments of $1.9 million and equipment purchases of $1.2 million for computer servers and research equipment. Net cash used in investing activities was $0.5 million in 2008 and $1.3 million in 2007. The decrease from 2007 to 2008 was due to lower investments in property and equipment during 2008. The 2007 capital expenditures related primarily to leasehold improvements undertaken in conjunction with the sublease of our Munich facility.

Net cash provided by financing activities was $79.5 million for 2009. As described above, we received $80.0 million in net proceeds from our public offering and the CEFF with Kingsbridge. We also received $1.5 million from the exercise of stock options and used $2.2 million to repay in full our debt under a promissory note to MedImmune. During 2008, the net cash provided by financing activities of $36.0 million included a private placement of common stock and warrants that resulted in net proceeds of approximately $37.2 million and stock option and warrant exercises of $1.4 million, offset by payments of $2.5 million for the repayment of our silent partnership debt. During 2007, the net cash provided by financing activities of $17.8 million included a private placement of common stock and warrants that resulted in net proceeds of $23.5 million, offset by $5.6 million in debt obligations.

Sources and Uses of Cash

We have funded our recent operations through proceeds from public offerings and private placements of preferred stock, common stock and associated warrants and equity draws under the CEFF with Kingsbridge, research-contribution revenues from our collaborations with pharmaceutical companies and licensing and milestone payments related to our product candidate partnering activities. We expect that operating losses and negative cash flows from operations will continue for at least the next several years. If appropriate, we may raise substantial funds through the sale of our common stock or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into late 2011, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge.

If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. If we were to raise additional funds through the issuance of common stock, it could result in substantial dilution to our existing stockholders. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and financial ratios that could restrict our ability to operate our business. Having insufficient funds could require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish some or all of our rights to our product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Failure to obtain adequate financing may also adversely affect our operating results or our ability to operate as a going concern.

Our future capital uses and requirements depend on numerous forward-looking factors that involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in this report. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount and timing of our capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

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

Committed Equity Financing Facility.  On December 1, 2008, we entered into the CEFF with Kingsbridge pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock through December 2011. The facility is subject to early termination in specified circumstances. In connection with this CEFF, we issued a warrant to Kingsbridge to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share. The warrant is exercisable until June 2014. Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 10,104,109 shares, exclusive of the shares underlying the warrant issued to Kingsbridge. Subject to specified conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight-day pricing period, provided that if the average market price on any day during the pricing period is less than the greater of $2.00 or 85% of the closing price of the day preceding the first day of the pricing period, then that day would not be used in determining the number of shares that would be issued in the draw down and the aggregate amount of the draw down would be decreased by one-eighth.

The maximum dollar amount of shares that we may require Kingsbridge to purchase in any pricing period is equal to the greater of (a) a percentage of our market capitalization as determined at the time of the draw down, which percentage ranges from 1.0% to 1.5% depending upon our market capitalization at the time of the draw down, or (b) four times the average trading volume of our common stock for a specified period prior to the draw down notice, multiplied by the closing price of the common stock on the trading day prior to the draw down notice, in each case subject to specified conditions. If either of the foregoing calculations yields a draw down amount in excess of $10 million, then the individual draw down amount is limited to $10 million.

We filed a registration statement which became effective in December 2008 with respect to the resale of shares issuable under the CEFF and underlying the warrant issued to Kingsbridge, and the registration rights agreement requires us to maintain the effectiveness of the registration statement. If we fail to maintain the effectiveness of the registration statement, or if we suspend the use of the registration statement, then under certain circumstances we may be required to pay certain amounts to Kingsbridge, or issue to Kingsbridge additional shares of common stock in lieu of cash payment, in each case as liquidated damages. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.

During the second quarter of 2009 we made our only draw downs to date under the CEFF. We issued a total of 1,420,568 shares of common stock to Kingsbridge for aggregate gross proceeds of $5.3 million. The remaining amount available under the CEFF has decreased to the lesser of $69.7 million or 8,684,351 shares of common stock.

Public Offering of Common Stock.  On August 4, 2009, we completed an underwritten public offering of 16,100,000 shares of common stock at a public offering price of $5.00 per share for net proceeds of $74.9 million, after deducting the underwriters’ discount and offering expenses paid by us.

Contractual Obligations

We have contractual obligations related to our facility leases, research and development agreements and equipment financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2009 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$13,985	$5,387	$8,242	$342	$14
Contractual payments under licensing and research and development agreements	391	78	158	105	50
Capital leases	994	325	546	123	—
	$15,370	$5,790	$8,946	$570	$64

We are a party to technology transfer, licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay license and research support fees, milestone payments upon the achievement of certain success-based objectives and, in some cases, royalties on future sales of commercialized products, if any. We may also be required to pay minimum annual royalties and the costs associated with the prosecution and maintenance of the patents covering the licensed technology. Due to the uncertainty as to when, how much or if these payments will be made, they are not included in the table above. Also not shown in the above table are amounts owed under the MedImmune termination and Curis settlement as they are already recorded in our accounts payable or accrued expenses.

Recent Accounting Standards and Pronouncements

In April 2009, the FASB issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.

FASB ASC Topic 825-10 Financial Instruments and ASC Topic 270-10, Interim Reporting, were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB ASC Topic 820-10, Fair Value Measurements and Disclosures, was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB ASC Topic 320-10, Recognition Investments — Debt & Equity Securities, was issued to provide additional guidance on presenting impairment losses on securities.

All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855-10, Subsequent Events. ASC 855-10 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10 did not have a material effect on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on our consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our available cash resources, our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

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

Exchange Rates

A majority of our cash, cash equivalents and short-term investments are denominated in U.S. dollars; however, a significant percentage is denominated in Euros. Because the U.S. dollar is our reporting currency, these Euro balances are translated into dollars at the exchange rate in effect at the end of each financial reporting period.

A majority of our operating expenses, including our research and development expenses, are incurred in Europe pursuant to arrangements that are generally denominated in Euros. For financial reporting purposes, expenses incurred in Euros are translated into U.S dollars at the average exchange rate in effect during the period.

As a result, our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2009, we had U.S. dollar-denominated cash and cash equivalents of $68.9 million and Euro-denominated cash and investments of €31.1 million, or approximately $44.6 million using the exchange rate as of that date. As of December 31, 2009, we had Euro-denominated liabilities of approximately €30.3 million, or approximately $43.4 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations.

We partially hedge Euro-denominated expenses budgeted over the next twelve months by maintaining an equivalent portfolio of Euro-denominated cash, cash equivalents and short-term investments. In addition, several of our current collaboration agreements provide for our collaborators to reimburse us in Euros for our development expenses incurred under those collaborations. These collaboration agreements also provide for milestone payments to be paid in Euros, which also hedges against currency fluctuations associated with our future Euro-denominated operating expenses and obligations.

The following table shows the hypothetical impact of the strengthening of the Euro relative to the U.S. dollar:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the year ended December 31, 2009 (in thousands)	$3,362	$5,043	$6,725

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2009, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). We assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP has audited and reported on the effectiveness of our internal control over financial reporting as of December 31, 2009. The report of our independent registered public accounting firm is contained in this annual report.

Signature	Title	Date
/s/ Christian Itin Christian Itin	Chief Executive Officer (Principal Executive Officer)	March 4, 2010
/s/ Barclay A. Phillips Barclay A. Phillips	Chief Financial Officer (Principal Financial Officer)	March 4, 2010

Changes in Internal Control Over Financial Reporting

Our chief executive officer and chief financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet Inc.

We have audited Micromet Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion Micromet Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the 2009 consolidated financial statements of Micromet, Inc. and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers is set forth under Item 1 of this report. The remainder of the information required by this item will be contained under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant
3.3(7)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
3.4(22)	Amended and Restated Bylaws effective October 3, 2007
4.1(28)	Form of Specimen Common Stock Certificate
4.2(7)	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004
4.3(10)	First Amendment to Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated as of March 17, 2006
4.4(18)	Form of Warrant to Purchase Common Stock, dated May 5, 2006
4.5(14)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006
4.6(20)	Warrant to Purchase Common Stock, dated June 19, 2007
4.7(20)	Alternate Warrant to Purchase Common Stock, dated June 19, 2007
4.8(25)	Form of Warrant to Purchase Common Stock dated October 2, 2008
4.9(25)	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008
4.10(26)	Common Stock Purchase Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.11(26)	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.12(16)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006
4.13(26)	Warrant to Purchase Common Stock dated December 1, 2008 and issued to Kingsbridge Capital Limited
10.1(17)(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006
10.2(24)(#)	Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated August 30, 2008
10.3(27)(#)	Amendment No. 1 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated November 18, 2008
10.4(27)(#)	Amendment No. 2 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated December 23, 2008
10.5(27)(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Matthias Alder, dated December 23, 2008
10.6(27)(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, dated December 23, 2008
10.7(#)	Executive Employment Agreement, by and between the Registrant and Jan Fagerberg, dated September 17, 2009
10.8(18)(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006
10.9(18)(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006
10.10(30)(#)	Separation Agreement by and between the Registrant and Carsten Reinhardt, dated July 6, 2009

Exhibit Number	Description
10.11(28)(#)	2009 Management Incentive Compensation Plan
10.12(29)(#)	Non-Employee Director Compensation Policy
10.13(2)(#)	Third Amended and Restated 2000 Stock Incentive Plan
10.14(4)(#)	Employee Stock Purchase Plan
10.15(31)(#)	Amended and Restated 2003 Equity Incentive Award Plan
10.16(18)(#)	2006 Equity Incentive Award Plan
10.17(2)(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers
10.18(21)	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership
10.19(18)(@)	Lease Agreement by and between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended
10.20(21)(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH
10.21(@)	Lease Agreement by and between Micromet AG and KFV Immobilienverwaltungs GmbH, dated November 4, 2009
10.22(1)	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001
10.23(12)	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006
10.24(19)	Amendment No. 1 to Sublease dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc.
10.25(1)	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999
10.26(1)	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000
10.27(1)	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001
10.28(1)	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002
10.29(8)	Third Amendment to Lease, by and between the Registrant and CA-Marina Business Center Limited Partnership, entered into as of November 14, 2003
10.30(9)	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005
10.31(13)	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006
10.32(11)	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006
10.33(+)	Termination and License Agreement, by and between MedImmune, LLC and Micromet AG, dated as of November 4, 2009
10.34(+)	Development and Supply Agreement, by and between Lonza Sales AG and Micromet AG, dated as of November 23, 2009
10.35(18)(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003
10.36(28)(%)	Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated January 12, 2009
10.37(+)	Amendment No. 1 to Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated as of November 25, 2009
10.38(+)	Collaboration and License Agreement, by and between Micromet AG and sanofi-aventis, dated October 28, 2009

Exhibit Number	Description
10.39(21)(%)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S
10.40(19)(%)	License Agreement dated March 14, 2007 by and between Cell-Matrix, Inc. and TRACON Pharmaceuticals, Inc.
10.41(18)(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006
10.42(23)(%)	Second Amendment to Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA
10.43(18)(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004
10.44(18)(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005
10.45(18)(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated November 3, 2003, as amended on March 17, 2005
10.46(18)(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005
10.47(18)(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005
10.48(6)(%)	Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of October 15, 2004
10.49(15)(%)	First Amendment to Amended and Restated Collaboration Agreement, by and between Cell-Matrix, Inc., a wholly-owned subsidiary of the Registrant, and Applied Molecular Evolution, dated as of June 10, 2006
10.50(3)(%)	License Agreement, by and between the University of Southern California and Cell-Matrix, Inc. f/k/a Bio-Management, Inc., dated September 19, 1999
10.51(18)(%)	First Amendment to License Agreement, by and between the University of Southern California and Cell-Matrix, Inc., dated as of February 23, 2007
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young GmbH WPG, formerly known as Ernst & Young AG and Ernst & Young Deutsche Allgemeine Treuhand AG WPG
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on August 14, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.
(2)	Previously filed on September 16, 2003 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.
(3)	Previously filed on October 24, 2003 as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.

(4)	Previously filed on October 30, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-110085) and incorporated by reference herein.
(5)	Previously filed on December 11, 2003 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(6)	Previously filed on October 21, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(7)	Previously filed on November 8, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(8)	Previously filed on December 29, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(9)	Previously filed on January 20, 2005 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(10)	Previously filed on March 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(11)	Previously filed on April 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(12)	Previously filed on May 1, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(13)	Previously filed on May 10, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(14)	Previously filed on July 26, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(15)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(16)	Previously filed on August 31, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(17)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(18)	Previously filed on March 16, 2007 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.
(19)	Previously filed on May 10, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(20)	Previously filed on June 21, 2007 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(21)	Previously filed on August 9, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(22)	Previously filed on October 9, 2007 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(23)	Previously filed on March 14, 2008 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.
(24)	Previously filed on September 2, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(25)	Previously filed on October 6, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(26)	Previously filed on December 2, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.
(27)	Previously filed on March 16, 2009 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.
(28)	Previously filed on May 11, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(29)	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(30)	Previously filed on November 6, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.
(31)	Previously filed on December 18, 2009 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated by reference herein.
&	Indicates that the exhibit is an English translation of a foreign language document.
@	Indicates that the exhibit is an English summary of a foreign language document.
#	Indicates management contract or compensatory plan.
%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

MICROMET, INC.
By: /s/ Christian Itin Christian Itin President and Chief Executive Officer (Principal Executive Officer)
By: /s/ Barclay A. Phillips Barclay A. Phillips Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 4, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthias Alder, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Christian Itin Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010
/s/ Barclay A. Phillips Barclay A. Phillips	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2010
/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 4, 2010
/s/ Jerry C. Benjamin Jerry C. Benjami	Director	March 4, 2010
/s/ John E. Berriman John E. Berriman	Director	March 4, 2010
/s/ Michael G. Carter Michael G. Carter	Director	March 4, 2010
/s/ Peter Johann Peter Johann	Director	March 4, 2010
Joseph P. Slattery	Director
/s/ Otello Stampacchia Otello Stampacchia	Director	March 4, 2010
/s/ Kapil Dhingra Kapil Dhingra	Director	March 4, 2010

MICROMET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited the accompanying consolidated balance sheets of Micromet, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2010

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

/s/ Ernst & Young AG WPG

Munich, Germany
March 13, 2008

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In Thousands, Except Par Value)
ASSETS
Current assets:
Cash and cash equivalents	$113,434	$46,168
Short-term investments	4,169	—
Accounts receivable, net of allowance of $121 for 2009	464	3,424
Prepaid expenses and other current assets	2,156	1,950
Total current assets	120,223	51,542
Property and equipment, net	3,959	3,322
Goodwill	6,462	6,462
Patents, net	1,016	5,250
Other long-term assets	—	959
Restricted cash	3,153	3,140
Total assets	$134,813	$70,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,053	$710
Accrued expenses	16,360	6,492
Common stock warrants liability	20,244	12,294
Current portion of deferred revenue	9,838	4,054
Total current liabilities	52,495	23,550
Deferred revenue, net of current portion	13,281	7,555
Other non-current liabilities	2,196	2,025
Long-term debt obligations, net of current portion	—	2,157
Commitments
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 69,178 and 50,913 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	3	2
Additional paid-in capital	314,627	227,806
Accumulated other comprehensive income	8,062	5,749
Accumulated deficit	(255,851)	(198,169)
Total stockholders’ equity	66,841	35,388
Total liabilities and stockholders’ equity	$134,813	$70,675

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
	2009	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues:
Collaboration agreements	$19,584	$25,870	$17,366
License fees and other	1,457	1,416	1,018
Total revenues	21,041	27,286	18,384
Operating expenses:
Research and development	53,423	37,846	28,407
General and administrative	17,010	15,506	15,214
Total operating expenses	70,433	53,352	43,621
Loss from operations	(49,392)	(26,066)	(25,237)
Other income (expense):
Interest expense	(281)	(222)	(509)
Interest income	419	740	938
Change in fair value of common stock warrants liability	(7,950)	(8,064)	1,750
Other income (expense), net	(478)	377	2,932
Net loss	$(57,682)	$(33,235)	$(20,126)
Basic and diluted net loss per common share	$(0.98)	$(0.77)	$(0.55)
Weighted average shares used to compute basic and diluted net loss per share	58,582	43,309	36,362

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivables	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In Thousands)
Balance at December 31, 2006	31,419	$1	$163,482	$(27)	$5,869	$(144,807)	$24,518
Payments received for stock subscription receivable	—	—	—	27	—	—	27
Issuance of shares in connection with private placement, net of offering costs of $1,895	9,217	1	16,504	—	—	—	16,505
Exercise of stock options	54	—	90	—	—	—	90
Issuance of shares in connection with employee severance payment	83	—	250	—	—	—	250
Issuance of shares in connection with compensation for board of director fees	5	—	14	—	—	—	14
Stock-based compensation expense	—	—	3,674	—	—	—	3,674
Comprehensive loss:
Net loss	—	—	—	—	—	(20,126)	(20,126)
Foreign currency translation adjustment	—	—	—	—	26	—	26
Total comprehensive loss	—	—	—	—	—	—	(20,100)
Balance at December 31, 2007	40,778	$2	$184,014	$—	$5,895	$(164,933)	$24,978
Issuance of shares in connection with private placement, net of offering costs of $2,790	9,412		37,210	—	—	—	37,210
Exercise of stock options	543	—	987	—	—	—	987
Exercise of stock warrants	180		1,409				1,409
Stock-based compensation expense	—	—	3,367	—	—	—	3,367
Issuance of warrants in connection with Committed Equity Financing Facility, net of offering costs of $818	—	—	818	—	—	—	818
Comprehensive loss:
Net loss						(33,235)	(33,235)
Foreign currency translation adjustment	—	—	—	—	(146)	—	(146)
Total comprehensive loss	—	—	—	—	—	—	(33,381)
Balance at December 31, 2008	50,913	$2	$227,805	$—	$5,749	$(198,168)	$35,388
Issuance of shares in connection with a public offering, net of offering costs of $5,587	16,100	1	74,914	—	—	—	74,915
Issuance of shares in connection with Committed Equity Financing Facility	1,420		4,294				4,294
Exercise of stock options	664	—	1,493	—	—	—	1,493
Exercise of stock warrants	81		337				337
Stock-based compensation expense		—	5,783	—	—	—	5,783
Comprehensive loss:
Net loss						(57,682)	(57,682)
Foreign currency translation adjustment	—	—	—	—	2,320		2,320
Unrealized gain on short term investments	—	—	—	—	(7)		(7)
Total comprehensive loss	—	—	—	—	—	—	(55,369)
Balance at December 31, 2009	69,178	$3	$314,626	$—	$8,062	$(255,850)	$66,841

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net loss	$(57,682)	$(33,235)	$(20,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,058	3,732	3,193
Non-cash interest on long-term debt obligations	329	352	564
Amortization of premium/discount on short-term investments	158	—	—
Net gain on debt restructuring	—	—	(270)
Non-cash change in fair value of common stock warrants liability	7,950	8,064	(1,750)
Stock-based compensation expense	5,783	3,367	3,674
Impairment of patent	2,585	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,085	1,324	(2,136)
Prepaid expenses and other current assets	(77)	683	(149)
Accounts payable, accrued expenses and other liabilities	14,590	(416)	(4,924)
Deferred revenue	11,363	454	7,651
Net cash used in operating activities	(8,858)	(15,675)	(14,273)
Cash flows from investing activities:
Purchases of investments	(27,975)	—	—
Proceeds from the maturity of investments	26,042	—	—
Proceeds from repayment of loans to employees	—	—	67
Purchases of property and equipment	(1,175)	(468)	(1,265)
Restricted cash used as collateral	—	15	(48)
Net cash used in investing activities	(3,108)	(453)	(1,246)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	80,026	37,210	23,474
Proceeds from exercise of stock options	1,493	987	90
Proceeds from exercise of warrants	337	421	—
Proceeds from stock subscription receivable	—	—	27
Principal payments on debt obligations	(2,187)	(2,466)	(5,590)
Principal payments on capital lease obligations	(142)	(186)	(156)
Net cash provided by financing activities	79,527	35,966	17,845
Effect of exchange rate changes on cash and cash equivalents	(295)	(736)	439
Net increase in cash and cash equivalents	67,266	19,102	2,765
Cash and cash equivalents at beginning of period	46,168	27,066	24,301
Cash and cash equivalents at end of period	$113,434	$46,168	$27,066
Supplemental disclosure of cash flow information:
Cash paid for interest	295	1,137	2,160
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$621	$219	$294
Issuance of warrants in connection with equity transactions and Committed Equity Financing Facility	$—	$818	$6,969
Issuance of shares in lieu of cash compensation	$—	$—	$264
Cashless exercise of warrants	$—	$988	$—

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. Five of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in earlier stages of preclinical development. To date, we have incurred significant research and development expenses and have not achieved any revenues from product sales.

Note 2. Basis of Presentation

Unless otherwise noted, all financial information is that of Micromet, Inc. and our wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; and Cell-Matrix, Inc. Our former subsidiaries Tarcanta, Inc. and Tarcanta, Ltd. were dissolved and liquidated during 2009. Substantially all of our operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc. The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of Micromet, Inc. and its subsidiaries as a whole.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2009, we had an accumulated deficit of $255.9 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may seek to raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into late 2011, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 12).

Note 3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. As of December 31, 2009 and 2008, we had a total of $3.2 million and $3.1 million, respectively, of certificates of deposit relating to these letters of credit that is classified as non-current restricted cash.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

Short-Term Investments

Short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortization of premiums and accretion of discounts to maturity is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary that are credit related, if any, on available-for-sale securities are included in other income or expense. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors. These factors include, among others, general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook and our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

We monitor our investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge within earnings attributable to the estimated credit loss for held-to-maturity debt securities. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors. These factors include, among others, general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook and our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term investments by security type were as follows at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	4,174	117	(122)	4,169

There were no short-term investments as of December 31, 2008.

Fair Value Measurements

The fair value of an asset or liability should represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant rather than from a reporting entity’s perspective. New fair value measurements are not required if existing accounting guidance in the Financial Accounting Standard Board (FASB) codification require or permit fair value measurements.

Disclosure of assets and liabilities subject to fair value disclosures are to be classified according to a three level fair value hierarchy with respect to the inputs (or assumptions) used in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs is permitted — i.e., inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available. Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to related disclosures at Note 15 of these consolidated financial statements.

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

Goodwill

We review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Goodwill is determined to be impaired if the fair value of the reporting unit is less than its carrying amount. We have selected October 1 as our annual goodwill impairment testing date. For the years ended December 31, 2009, 2008, and 2007 we completed our annual impairment analysis and found no indication of impairment.

Patents

Our patent portfolio consists primarily of internally developed patents covering our BiTE antibody platform and the composition of our BiTE antibody product candidates and conventional antibodies. The costs of generating our internally developed patent portfolio has been expensed as incurred.

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents are being amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities through license agreements. Evidence from recent licensing transactions indicated that our future licensing fees derived from these purchased patents will be lower than previously expected. We deemed these events in connection with lower expectations of future licensing fees to be an indication of potential impairment.

As a result of indicators of impairment described above, we assessed whether the carrying value of the purchased patents was recoverable. We evaluated whether the carrying value of the patents would be recoverable by comparing their carrying value to the undiscounted cash flows generated from these patents. The carrying value was in excess of the undiscounted cash flows; therefore, we estimated the fair value of the patents to determine the amount of impairment. We estimated the fair value of the patents using the income approach (discounted cash flows). Based on the fair value, we recognized a non-cash patent impairment charge of approximately $2.6 million during the year ended December 31, 2009. The impairment charge was recorded within research and development expenses on the statement of operations. Key inputs utilized in the determination of this non-recurring fair value measurement related to our estimates of cash flows for the remaining patent life and the discount rate factor. The determination of the discount rate was based upon the risk-free rate, adjusted by a risk premium. Because these inputs are unobservable, the fair value determination is a Level 3 measurement.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $(334,000), $(49,000) and $96,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Revenues under collaborative research agreements are recognized as the services specified in the related agreement are performed, or as expenses that are passed through to the collaborator are incurred. Milestone payments are derived from the achievement of predetermined goals under the collaboration agreements. For milestones that are deemed substantive, the related contingent revenue is not recognized until the milestone has been reached and customer acceptance has been obtained, as necessary. Milestones are considered substantive if all the following criteria are met: 1) milestone payment is non-refundable and relates solely to past performance; 2) achievement of the milestone was not reasonably assured at the inception of the arrangements; 3) substantive effort is involved to achieve the milestone; and 4) the amount of the milestone payment appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk of achieving the milestone. Fees for research and development services performed under the agreements are generally stated at a yearly fixed fee per research scientist. We recognize revenue as the research and development services are performed. Amounts received in advance of services performed are recorded as deferred revenue and recognized when earned. We have received upfront initial license fees and annual renewal fees under certain license agreements. Revenue is recognized when the above noted criteria are satisfied, unless we have further obligations associated with the license granted. We recognize revenue from up front payments on a straight-line basis over the term of our obligations as specified in the respective agreement.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through December 31, 2009, we have not received or recognized any royalty payments.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on ASC Topic 605, Revenue Arrangements with Multiple Deliverables. ASC Topic 605 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as the services are performed.

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

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net loss	$(57,682)	$(33,235)	$(20,126)
Foreign currency translation adjustments	2,320	(146)	26
Unrealized gain on available for sale investments	(7)	—	—
Comprehensive loss	$(55,369)	$(33,381)	$(20,100)

Stock-Based Compensation

We account for stock-based payments to employees by estimating the fair value of the grant and recognizing the resulting value ratably over the requisite service period. The estimated fair value is determined by utilizing the Black-Scholes option pricing model. The determination of the estimated fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected term.

We recognize stock-based compensation expense for options granted with graded vesting over the requisite service period of the individual stock option grants, which typically equals the vesting period, using the straight-line attribution method. For stock-based awards that contain a performance condition, expense is recognized using the accelerated attribution method. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee reports.

Options or stock awards issued to non-employees are measured at their estimated fair value. Expense is recognized when service is rendered; however, the expense may fluctuate with changes in the fair value of the underlying common stock, until the award is vested.

Income Taxes

We account for income taxes using the liability method. Deferred income taxes are recognized at the enacted tax rates for temporary differences between the financial statement and income tax bases of assets and

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

liabilities. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the related tax asset will not be recovered.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the net loss calculation for each of the three years ended December 31, 2009 as their effect would be anti-dilutive:

	2009	2008	2007
Options outstanding	9,052,000	7,709,000	6,049,000
Warrants outstanding	8,141,000	8,222,000	5,527,000
Total shares excluded from calculation	17,193,000	15,931,000	11,576,000

Reclassifications

During the fourth quarter of 2009, we determined that legal expenses related to the application and maintenance of our patent portfolio were incorrectly classified as research and development expense instead of general and administrative expense. Total operating expenses, loss from operations, net loss and net loss per share in all years presented were not impacted by these reclassifications. The reclassification adjustment for 2008 and 2007 was as follows (in thousands):

	Year Ended
	December 31, 2008			December 31, 2007
	As Reported	Adjustment	As Reclassified	As Reported	Adjustment	As Reclassified
Research and development expense	$39,189	$(1,343)	$37,846	$29,191	$(784)	$28,407
General and administrative expense	14,163	1,343	15,506	14,430	784	15,214
Total operating expenses	$53,352	$—	$53,352	$43,621	$—	$43,621

Recent Accounting Standards and Pronouncements

In April 2009, the FASB issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

FASB ASC Topic 825-10, Financial Instruments, and ASC Topic 270-10, Interim Reporting, were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB ASC 820-10, “Fair Value Measurements and Disclosures,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB ASC 320-10, “Recognition Investments  — Debt & Equity Securities,” was issued to provide additional guidance on presenting impairment losses on securities.

All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855-10, Subsequent Events. ASC Topic 855-10 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on our consolidated financial statements.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Life	December 31,
		2009	2008
Laboratory equipment	5 years	$6,058	$7,419
Computer equipment and software	3 years	1,632	2,013
Furniture	10 years	850	946
Leasehold improvements	10 years	5,258	4,636
		13,798	15,014
Less: accumulated depreciation and amortization		(9,839)	(11,692)
Property and equipment, net		$3,959	$3,322

Included above are laboratory and computer equipment acquired under capital lease arrangements with a cost of $1,158,000 and $963,000 at December 31, 2009 and 2008, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $392,000 and $718,000 as of December 31, 2009 and 2008, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expenses are included within depreciation expense.

Note 5. Patents

Patents consist of the following (in thousands):

	December 31,
	2009	2008
Patents	$21,350	$20,999
Less: accumulated amortization	(17,750)	(15,749)
Impairment	(2,584)	—
Patents, net	$1,016	$5,250

Amortization expense on patents for the years ended December 31, 2009, 2008 and 2007 amounted to $2.0 million, $2.2 million and $2.0 million, respectively and is included in research and development expenses. Included in the 2009 research and development expenses was a non-cash impairment charge of $2.6 million recorded during the third quarter of 2009.

Future amortization for the patents is projected to be as follows as of December 31, 2009 (in thousands):

2010	$508
2011	508
$1,016

Note 6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2009	2008
Accrued employee benefits	$2,039	$2,339
Accrued research and development expenses	1,877	2,407
Other accrued liabilities and expenses	3,153	1,746
Accrued expenses related to MedImmune termination (see Note 17)	5,291	—
Accrued settlement charges related to Curis (see Note 19)	4,000	—
	$16,360	$6,492

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2009 we had accumulated tax net operating loss carryforwards in Germany of approximately $198 million. Losses before income taxes are as follows (in millions):

	U.S.	Germany	Total
Losses before income taxes for the year ended December 31, 2009	$19.9	$37.8	$57.7
Losses before income taxes for the year ended December 31, 2008	$18.7	$14.5	$33.2
Losses before income taxes for the year ended December 31, 2007	$7.0	$13.1	$20.1

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

As of December 31, 2009, we have accumulated federal and state gross net operating losses of $174.5 million and $210.5 million, respectively. We also have federal and state income tax credit carryforwards of $40.4 million and $3.2 million, respectively. Under U.S. federal and state tax laws, Micromet’s net operating losses and income tax credits accumulated prior to the merger between Micromet AG and CancerVax Corporation in 2006 are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million do not expire.

The following table displays the difference between our effective tax rates and the statutory tax rates for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal tax at statutory rate	$(20,189)	$(11,632)	$(7,044)
State taxes	(1,069)	(1,004)	(390)
Stock options	2,133	1,359	1,297
Change in warrant valuation	3,209	3,255	(713)
Change in valuation allowance	14,285	7,079	(5,779)
Foreign tax rate differential	1,619	443	12,762
Other	12	500	(133)
Total tax expense	$—	$—	$—

For the years ended December 31, 2009 and 2008, the German income tax rate was calculated at 32.98% of the taxable income. That rate consists of 15.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 17.15% trade tax. For the year ended December 31, 2007, the German income tax rate was calculated at 40.86% of the taxable income. That rate consists of 25.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 19.68% trade tax. In fiscal years 2009, 2008 and 2007, the United States federal and state

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

blended income tax rate was calculated at 40.4% of taxable income. The rate consists of 35% federal income tax and 5.4% state income tax. The state income tax rate is net of the federal benefit for state income tax expense.

The difference between taxes computed at the U.S. federal and German statutory rates and the actual income tax provision in 2009, 2008 and 2007 is due primarily to the increase in the valuation allowance, certain non-deductible expenses and other permanent items.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carry forwards – Germany	$63,170	$53,160
Net operating loss carryforwards – United States federal and state	36,522	33,688
Prepaid expenses and other current assets	361	201
Patents and other intangibles	521	827
Stock-based compensation	2,104	2,007
Accrued expenses and other liabilities	917	995
Other non-current liabilities	53	62
Other	9,739	8,407
State tax credits	3,152	3,152
Deferred tax liabilities
Property and equipment, net	(59)	(75)
Deferred revenue	(4,040)	(5,154)
	112,441	97,270
Valuation allowance	(112,441)	(97,270)
Net deferred tax assets	$—	$—

At December 31, 2009 and 2008 we had approximately $69 million and $56 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in the statements of operations for the years ended December 31, 2009, 2008 and 2007, as any losses available for carryforward are fully reserved through increases in the valuation allowance recorded. The increase in the valuation allowance for 2009 is due to the increase in net operating loss carryforwards from operations during the year and other temporary differences. No income taxes were paid in the years ended December 31, 2009, 2008 and 2007.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, sanofi-aventis, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (thousands):

	December 31,
	2009	2008
Nycomed	$6,493	$7,260
Sanofi-aventis	11,042	—
Bayer Schering Pharma	608	—
TRACON	1,221	1,321
Merck Serono	3,331	2,523
Other	424	505
Subtotal	23,119	11,609
Current portion	(9,838)	(4,054)
Long term portion	$13,281	$7,555

The deferred revenue for Nycomed, sanofi-aventis, Bayer Schering and TRACON consists mainly of the upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years, 6 years, 4.5 years and 15 years, respectively.

The upfront license fees and research and development service reimbursements in the collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, the related amounts are recognized ratably over the expected period of the research and development program, which continues through 2011.

Note 9. Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Facility lease exit liability, net of current portion	$984	$1,215
Deferred rent, net of current portion	82	135
Asset retirement obligation	567	471
Capital lease obligations, net of current portion (see Note 11)	545	187
Other	18	17
	$2,196	$2,025

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation. As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California. We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the facility lease activity for these obligations for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance January 1,	$1,432	$1,537
Amounts paid in period	(402)	(374)
Accretion expense	246	269
Balance December 31,	$1,276	$1,432

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Other Non-Current Liabilities  – (continued)

Of the $1,276,000 lease exit liability as of December 31, 2009, $292,000 is current and $984,000 is non-current.

Note 10. Long-Term Debt

Our only long-term debt obligation at December 31, 2008 was an unsecured promissory note in favor of an affiliate of MedImmune, Inc. with a principal balance of $2.2 million and an original maturity date of June 6, 2010. Interest on this note was payable monthly at an interest rate of 4.5% per annum. On August 20, 2009, the remaining principal balance and accrued but unpaid interest was repaid in full and at December 31, 2009 we had no long-term debt obligations.

Note 11. Commitments and Contingencies

Lease Obligations

During the years ended December 31, 2009, 2008 and 2007, we entered into equipment financing agreements in the amount of $621,000, $219,000 and $294,000, respectively, for the purpose of buying information technology equipment. The amounts are repayable in monthly installments, the last of which is due in December 2014. The agreements provide for interest ranging from 0.9% to 17.0% per annum. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2009, offset by estimated sublease income under operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases	Estimated Sublease Income	Net Operating Leases
2010	$325	$5,387	$(2,643)	$2,744
2011	325	5,447	(1,838)	3,609
2012	221	2,796	(717)	2,079
2013	71	171	—	171
2014	52	171	—	171
Thereafter	—	14	—	14
Total minimum lease payments	994	$13,986	$(5,198)	$8,788
Less: amount representing imputed interest	237
Present value of minimum lease payments	757
Less: current portion	212
Capital lease obligation, less current portion	$545

The sublease income is from sublease agreements related to our former corporate headquarters in Carlsbad, California and our Munich, Germany facility.

Operating lease expenses net of sublease income amounted to approximately $2.6 million, $2.7 million and $3.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

License and Research and Development Agreements

We license certain of our technology from third parties. In exchange for the right to use technology in our research and development efforts, we have entered into various license agreements. These agreements generally require that we pay license fees and royalties on future product sales. In addition, many of the agreements obligate us to make contractually defined payments upon the achievement of certain development and commercial milestones.

License expenses and milestone payments amounted to approximately $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies  – (continued)

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2010	$78
2011	78
2012	80
2013	80
2014	25
Thereafter	50
Total minimum payments	$391

Note 12. Stockholders’ Equity

Public Offering of Common Stock

On July 30, 2009, we entered into a definitive agreement with various underwriters pursuant to which we issued an aggregate of 16,100,000 shares of common stock in a public offering, including the exercise in full of an over-allotment option for 2,100,000 shares, for aggregate gross proceeds, before underwriting discount and expenses, of $80.5 million. After underwriting discount and expenses payable by us of approximately $0.3 million, net proceeds from the public offering were $74.9 million

Committed Equity Financing Facility

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

In connection with the December 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share. The warrant is exercisable beginning on the six-month anniversary of the date of grant, and for a period of five years thereafter. In connection with the August 2006 CEFF, we issued to Kingsbridge a warrant to purchase up to 285,000 shares of common stock at an exercise price of $3.2145 per share, which warrant was not affected by the new CEFF or the issuance of the new warrant to Kingsbridge. The fair value of the warrants issued approximates $0.8 million and was categorized as deferred financing costs included in other long-term assets as of December 31, 2008.

During the second quarter of 2009, we completed two draw downs under the CEFF and issued a total of 1,420,568 shares for aggregate gross proceeds of $5.3 million. In May 2009, we issued 764,700 shares to Kingsbridge for gross proceeds of $2.5 million (average price per share of $3.27), and in June 2009, we issued 655,868 shares to Kingsbridge in exchange for gross proceeds of $2.8 million (average price per share of $4.19). Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $69.7 million in cash consideration or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, we have incurred legal fees and other financing costs of approximately $138,000. These costs along with the $0.8 million fair value of the warrants were recorded as a reduction to the proceeds received under the CEFF.

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

Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula in certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, a life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $7.0 million. The fair value as of December 31, 2009 and 2008 was approximately $20.2 million and $12.3 million respectively. The warrants are required to be revalued as derivative instruments at each reporting period end. We adjust the instruments to their fair values at the balance sheet date using the Black-Scholes option pricing model, with the change in value recorded as other income/expense on the statement of operations. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stockholders’ Equity  – (continued)

We account for the registration payment arrangement under the provisions of ASC 815, “Accounting for Registration Payment Arrangements.” As of December 31, 2009 and 2008, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the private placements. Accordingly, no accrual for contingent obligation is required or recorded as of December 31, 2009 and 2008.

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

The following table summarizes our warrant activity for the periods presented:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Balance January 1, 2007	918,726	$5.59
Issuance of warrants in connection with private placement of common stock	4,608,356	3.09
Balance December 31, 2007	5,527,082	3.51
Issuance of warrants in connection with private placement of common stock	2,823,585	4.63
Issuance of warrants in connection with CEFF	135,000	4.44
Exercises of warrants	(263,397)	3.09
Balance December 31, 2008	8,222,270	$3.92
Exercises of warrants	(81,441)	4.13
Balance December 31, 2009	8,140,829	$3.92

Note 13. Stock Option and Employee Stock Purchase Plans

2000 Stock Option Plan

In December 2000, Micromet AG adopted the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan provides for the granting of incentive stock options to selected employees, executives of Micromet AG and its affiliates. The 2000 Plan authorized the grant of options to purchase up to 612,237 shares of our common stock. Options granted under the 2000 Plan were exercisable after two years and in general vested ratably over a three-year period commencing with the grant date and expired no later than eight years from the date of grant. During the second quarter of 2006, all outstanding options under the 2000 Plan were cancelled and were partially replaced with options granted under the 2006 Equity Incentive Award Plan described below. As of December 31, 2009 and 2008, we were not authorized to issue any additional options under the 2000 Plan. There has been no activity under this plan in the years ended December 31, 2009 and 2008, and as of December 31, 2009, no options are outstanding under this plan.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock Option and Employee Stock Purchase Plans  – (continued)

2000 Stock Incentive Plan and 2003 Equity Incentive Award Plan

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

Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant, as defined in the 2003 Plan. Options granted to new employees generally become exercisable one-fourth annually beginning one year after the grant date with monthly vesting thereafter and expire ten years from the grant date. Options granted to existing employees generally vest on a monthly basis over a three-year period from the date of grant. The initial options granted to our non-employee directors under the 2003 Plan have a three-year vesting period. Subsequent grants of options to our non-employee directors have a one-year vesting period. Options granted to non-employee consultants generally have a one-year vesting period. At December 31, 2009, options to purchase approximately 9,052,000 shares of our common stock were outstanding, and there were approximately 1,093,000 additional shares remaining available for future grants under these plans.

2006 Stock Option Plan

In April 2006, Micromet Holdings, Inc. adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of common stock. The 2006 Plan was assumed by us in connection with the closing of the merger between Micromet AG and CancerVax Corporation. Approximately 1,762,000 options were granted under the 2006 Plan in anticipation of the merger, in part, to replace the options issued under the 2000 Plan described above. One-half of these options vested in May 2006, with the remainder vesting ratably on a monthly basis through May 2008. The effective exercise price for the options granted prior to the merger was approximately 25% of the closing price of a share of CancerVax common stock on the date immediately preceding the date of grant of the option (as adjusted for the exchange ratio in the merger). At December 31, 2009, options to purchase approximately 1,065,000 shares of our common stock were outstanding under this plan, and there were approximately 285,000 shares remaining available for future option grants under this plan.

Stock Option Plan Activity Under 2003 and 2006 Plans

During the year ended December 31, 2009, we granted options to purchase 2,440,000 shares of our common stock. Approximately 222,000 shares under these stock options vested upon the attainment of specific performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recognized approximately $769,000 during the year ended December 31, 2009 related to these performance-based options. No expense was recognized during 2008 and 2007 related to performance-based option grants. The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $2.48.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock Option and Employee Stock Purchase Plans  – (continued)

The following is a summary of stock option activity under the 2003 and 2006 Plans for the year ended December 31, 2009 (options and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	7,709	$3.28
Granted	2,439	3.72
Exercised	(664)	2.23
Forfeited	(109)	2.46
Expired	(323)	7.27
Outstanding at December 31, 2009	9,052	3.48	7.60	$31,994
Exercisable at December 31, 2009	5,684	$3.58	6.73	$20,725
Vested and expected to vest at December 31, 2009	8,811	$3.48	7.36	$31,994

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $6.66 closing price of our common stock on December 31, 2009. The total intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007 was approximately $2,380,059, $1,124,090 and $16,300 respectively, determined as of the date of exercise. We received approximately $1,493,000, $986,900 and $90,100 in cash from options exercised in the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense related to stock options granted to employees was $5.8 million, $3.4 million and $3.7 million, respectively. Included in the 2009 expense was $0.9 million due to the accelerated vesting of stock options from the separation of our chief medical officer. As of December 31, 2009 and 2008, the fair value of unamortized compensation cost related to unvested stock option awards was $7.1 million and $4.6 million, respectively. Unamortized compensation cost as of December 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Reported stock-based compensation is classified, in the consolidated statements of operations, as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Research and development	$2,983	$1,393	$1,562
General and administrative	2,800	1,974	2,112
	$5,783	$3,367	$3,674

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock Option and Employee Stock Purchase Plans  – (continued)

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.48, $1.38 and $1.76 per share, respectively, using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	76.1% to 78.7%	74.2% to 76.7%	74.1% to 76.7%
Risk-free interest rate	2.0% to 2.6%	2.4% to 3.3%	3.9% to 4.8%
Dividend yield	0%	0%	0%
Expected term	5.3 to 6.1 years	5.3 to 6.1 years	5.3 to 6.1 years

Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in ASC Topic 718, Share-Based Payment. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rates for the years ended December 31, 2009, 2008 and 2007 were based on historical forfeiture experience for similar levels of employees to whom the options were granted.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (“ESPP”), which initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. We do not currently offer participation in the ESPP to any of our employees. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock would be equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. There were no shares purchased under the ESPP during 2009, 2008 or 2007, and at December 31, 2009, approximately 205,000 shares were available for future purchase under this plan.

Note 14. Financial Risk Management Objectives and Policies

Our principal financial instruments are comprised of short-term and long-term debt, capital leases and cash. We have various other financial instruments such as accounts receivable and accounts payable.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our measurement currency. Approximately 6%, 5% and 17% of our revenue was denominated in U.S. dollars in 2009, 2008 and 2007, respectively. Although we have significant customers with the U.S. dollar as their functional currency, the majority of our transactions are contracted in, and a majority of our operations and expenses are denominated in, Euros (€). Rendered services contracted in U.S. dollars are exposed to movements in the U.S. $ to € exchange rates. Certain license fees and milestone payments are denominated in U.S. dollars. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Financial Risk Management Objectives and Policies  – (continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable.

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

	Year-Ended December 31,
	2009	2008	2007
Bayer Schering Pharma	30%	—	—
Merck Serono	14%	11%	22%
MedImmune	10%	25%	32%
Nycomed	36%	57%	26%

We had unbilled accounts receivable of approximately $2,430,000 and $1,927,000 as of December 31, 2008 and 2007, respectively. The amounts are included in accounts receivable.

Note 15. Fair Value Measurements

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

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$113,435	$113,435	$—	$—
Restricted cash	3,153	3,153	—	—
Short-term investments	4,169	—	4,169	—
Total assets	$120,757	$116,588	$4,169	$—
Liabilities:
Common stock warrant liability	$(20,244)	$—	$—	$(20,244)

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Fair Value Measurements  – (continued)

The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at December 31:

	2009	2008
Balance beginning of year	$(12,294)	$(5,218)
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/unrealized included in earnings	(7,950)	(8,064)
Purchases/issuances/settlements, net	—	988
Balance end of year	$(20,244)	$(12,294)

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

Note 16. Exclusive IP Marketing Agreement With Enzon

In 2002, we entered into an Exclusive IP Marketing Agreement with Enzon, under which we serve as the exclusive marketing partner for both parties’ consolidated portfolio of patents relating to single-chain antibody technology. Licensing revenues are shared equally with Enzon, as are associated marketing and legal costs.

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

We have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. We recognized $1.3 million, $1.3 million and $0.9 million in revenues related to these license agreements for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 17. Research and Development Agreements

We have been party to the following significant research and development agreements related to our research and development strategy:

Bayer Schering Pharma

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma AG, or Bayer Schering Pharma, under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Under the terms of the agreement, Bayer Schering Pharma paid us an option fee of €4.5 million, or $6.1 million using the exchange rate as of the date of the agreement. In December 2009, Bayer Schering Pharma exercised its option and paid us an option exercise fee of €5 million, or $6.7 million using the exchange rate as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Research and Development Agreements  – (continued)

full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive development and sales milestone payments of €285 million, or $384 million using the exchange rate as of the date of the agreement, in total and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer Schering Pharma will reimburse us for our research and development expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer Schering Pharma can terminate the Agreement for any reason by 120 days prior written notice to us.

During the year ended December 31, 2009, we recognized revenues of approximately $6.3 million under this agreement, comprised primarily of the option fee.

Sanofi-aventis

In October 2009, we entered into a collaboration and license agreement under which we and sanofi-aventis will collaborate on the development of a new BiTE antibody targeting solid tumors. Under the terms of the agreement, we will be responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We received an upfront payment of €8 million, or $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, will be credited towards the reimbursement of FTEs allocated by us to the performance of the development program.

After the second anniversary of the execution of the agreement and at certain other specified time points, sanofi-aventis may terminate the agreement at will upon 90 days prior notice. In addition, sanofi-aventis may terminate the agreement at any time after the completion of the first phase 2 clinical trial upon 180 days prior notice. In addition, the agreement may be terminated by either party for material breach.

During the year ended December 31, 2009, we recognized revenues of approximately $0.4 million under this agreement.

Merck Serono

In 2004, we entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Merck Serono International S.A., or Merck Serono. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. Overall, the agreement provides for Merck Serono to pay up to $138.0 million in milestone payments (of which the $12.0 million above has been paid to date) if adecatumumab is successfully developed and registered worldwide in at least three indications.

Under the current terms of the agreement, we are responsible for conducting the phase 2 clinical trial that we initiated in the first half of 2009. Merck Serono will bear the development expenses associated with the collaboration in accordance with the agreed upon budget and a specified maximum. Upon completion of this clinical trial, we can exercise an option to co-develop adecatumumab in the United States or Europe. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses,

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Research and Development Agreements  – (continued)

depending on the territory for which we exercise our co-development option. The parties would co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono would pay royalties from high single digits to mid-teens on tiered net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the study reports for ongoing phase 2 clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach of the other. In the event of a termination of the agreement, all product rights will revert to us.

We recognized revenues of approximately $2.9 million, $3.0 million and $4.1 million associated with this license and collaboration agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million using the exchange rate as of the payment date, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120 million in the aggregate. During 2009, we received a milestone payment of €1.5 million, or $2.0 million as of the date of the agreement, upon Nycomed’s filing of the first clinical trial application in Europe for MT203. We are also eligible to receive tiered royalties in the high single digit to mid-teen range on worldwide sales of MT203 and other products that may be developed under the agreement.

We were responsible for performing preclinical development and process development relating to MT203, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and reimburse us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

We recognized revenues of approximately $7.6 million, $15.5 million and $4.8 million associated with this agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

MedImmune

Termination and License Agreement With MedImmune

We entered into a collaboration and license agreement with MedImmune in 2003 (the “2003 Agreement”) to jointly develop blinatumomab. Under the terms of the 2003 Agreement, MedImmune had the right and the obligation to develop and commercialize blinatumomab in North America, while we retained all rights to blinatumomab outside of North America.

In March 2009, MedImmune elected to return its license rights to blinatumomab to Micromet. In November 2009, we entered into a termination and license agreement (the “2009 Agreement”), under which we acquired MedImmune’s remaining option right to commercialize blinatumomab in North America. The 2009 Agreement terminates the 2003 Agreement, and as a result, we now control the rights to develop and commercialize blinatumomab in all territories, as well as any other BiTE antibodies binding to antigens relevant for hematological cancers that had been licensed to MedImmune under the 2003 Agreement. We will not receive any further material payment under the 2003 Agreement.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Research and Development Agreements  – (continued)

Under the terms of the 2009 agreement, MedImmune has sold to us the remaining inventory of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer. In return, we will make an upfront payment of $6.5 million in installments through December 2010, of which we paid $4.0 million as of December 31, 2009. In addition, MedImmune is eligible to receive an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America. In addition, we will pay to MedImmune a low mid-single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

We recognized revenues of approximately $0.3 million, $4.0 million and $3.0 million associated with the 2003 Agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

BiTE Research Collaboration Agreement

In 2003, we entered in a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated MT111, a BiTE antibody binding to carcinoembryonic antigen (CEA). MedImmune is obligated to make milestone payments of up to approximately $17 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody. In addition, MedImmune is obligated to pay to us up to high-single digit royalties to us on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. Furthermore, we have the exclusive right to commercialize MT111 in Europe. Subject to an agreed upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

We recognized revenues of approximately $1.9 million, $2.9 million and $3.0 million associated with this agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

TRACON

In 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc., or TRACON, under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON will be responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We transferred to TRACON certain materials, including the stock of MT293 clinical trial materials, stored at our contract manufacturer. TRACON paid us an upfront license fee of approximately $1.5 million and an additional $2.0 million for the delivery of the materials.

If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total milestone payments, exclusive of royalties on net sales, of more than $100 million. In addition, TRACON is obligated to pay a mid-single digit royalty on worldwide net sales of MT293. TRACON also has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the time point in the development of MT293 when TRACON enters into the sublicense agreement. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

We recognized revenues of approximately $0.2 million, $0.3 million and $2.2 million associated with this agreement in the years ended December 31, 2009, 2008 and 2007, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Research and Development Agreements  – (continued)

Lonza

In November 2009, we entered into an agreement for the process development and manufacture of blinatumomab with Lonza AG, or Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza will establish the current manufacturing process for blinatumomab and develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza will manufacture blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer manufacturing to a third party. The work plan anticipates payments by us in the amount of approximately £4 million for the activities to be performed by Lonza during the first twelve months of the agreement. We do not expect Lonza to manufacture supplies of blinatumomab that can been used in clinical trials until the end of 2010 at the earliest. Until then we will utilize supplies of blinatumomab produced by MedImmune prior to the termination of our agreement with them. We believe that the existing supply of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until Lonza-supplied blinatumomab becomes available.

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

Note 18. Segment Disclosures

We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
United States	$2,703	$8,042	$8,678
Germany	13,992	15,529	4,936
Switzerland	2,861	3,212	4,282
All others	1,485	503	488
	$21,041	$27,286	$18,384

Long-Lived Assets:

All long-lived assets are located in Germany, except for $105,000, $146,000 and $133,000 located in the U.S. as of December 31, 2009, 2008 and 2007, respectively.

Note 19. Legal Proceedings

In February 2010, we entered into a Settlement, Mutual Release and Termination Agreement, or Settlement Agreement, with Curis, Inc. to resolve a claim filed by Curis with the American Arbitration Association,

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Legal Proceedings  – (continued)

relating to a June 2001 Agreement for the Purchase and Sale of Single-Chain Polypeptide Business, or SCA Agreement, between Curis and our wholly owned subsidiary Micromet AG under which Micromet AG acquired from Curis certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Under the SCA Agreement, Micromet AG made an upfront payment in cash and issued equity and a debt instrument to Curis. In addition, under the terms of the SCA Agreement, Micromet AG had agreed to pay royalties on net sales of products covered by the assigned patents and on revenues received from licensing the assigned patents. Pursuant to the Settlement Agreement, we have made a final payment of $4.0 million to Curis in order to settle the dispute and discharge and terminate all future payment obligations that could have arisen under the SCA Agreement.

Note 20. Quarterly Financial Data (Unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$7,463	$4,930	$4,021	$4,627
Total operating expenses(1)	12,376	12,579	17,132	28,346
Loss from operations	(4,913)	(7,649)	(13,111)	(23,719)
Net loss	(332)	(13,945)	(19,892)	(23,513)
Basic and diluted net loss per common share	(0.01)	(0.27)	(0.32)	(0.34)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$5,924	$8,452	$7,038	$5,872
Total operating expenses(2)	13,254	14,375	13,372	12,351
Loss from operations	(7,330)	(5,923)	(6,334)	(6,479)
Net loss	(5,866)	(8,627)	(12,891)	(5,851)
Basic and diluted net loss per common share	(0.14)	(0.21)	(0.31)	(0.12)

(1)	As described in Note 3, we made reclassification adjustments for patent-related legal expenses which were incorrectly classified as research and development expenses instead of general and administrative expenses. There was no change to total operating expense, loss from operations or net loss. The amounts (in thousands) reclassified in each quarter of 2009 were $212, $147, $453 and $567, respectively.
(2)	As described in Note 3, we made reclassification adjustments for patent-related legal expenses which were incorrectly classified as research and development expenses instead of general and administrative expenses. There was no change to total operating expense, loss from operations or net loss. The amounts (in thousands) reclassified in each quarter of 2008 were $281, $501, $373 and $188, respectively.