Form 10-Q
period 2010-03-31
MICROMET, INC.
filed 2010-05-05
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on May 1, 2010 was 80,831,555.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$136,631	$113,434
Short-term investments	46,092	4,169
Accounts receivable	534	464
Prepaid expenses and other current assets	1,186	2,156
Total current assets	184,443	120,223
Property and equipment, net	3,846	3,959
Goodwill	6,462	6,462
Patents, net	836	1,016
Other long-term assets	10	-
Restricted cash	3,106	3,153
Total assets	$198,703	$134,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,657	$6,053
Accrued expenses	12,648	16,360
Common stock warrants liability	25,851	20,244
Current portion of deferred revenue	10,238	9,838
Total current liabilities	54,394	52,495
Deferred revenue, net of current portion	16,999	13,281
Other non-current liabilities	2,023	2,196
Long-term debt obligations	-	-
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 80,821 shares issued and outstanding at March 31, 2010 and 69,178 shares issued and outstanding at December 31, 2009	3	3
Additional paid-in capital	391,699	314,627
Accumulated other comprehensive income	5,689	8,062
Accumulated deficit	(272,104)	(255,851)
Total stockholders' equity	125,287	66,841
Total liabilities and stockholders' equity	$198,703	$134,813

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009

Revenues:
Collaboration agreements	$6,040	$7,306
License fees and other	270	157
Total revenues	6,310	7,463
Operating expenses:
Research and development	12,203	8,477
General and administrative	5,220	3,899
Total operating expenses	17,423	12,376
Loss from operations	(11,113)	(4,913)
Other income (expense):
Interest expense	(87)	(76)
Interest income	115	139
Change in fair value of warrants	(5,607)	4,432
Other (expense) income, net	439	86
Net loss	$(16,253)	$(332)

Basic and diluted net loss per common share	$(0.23)	$(0.01)
Weighted average shares used to compute basic and diluted net loss per share	70,997	50,913

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010		2009
Cash flows from operating activities:
Net loss	$	(16,253)	$(332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		517	801
Non-cash interest on long-term debt obligations		103	127
Non-cash change in fair value of common stock warrants liability		5,607	(4,432)
Stock-based compensation expense		1,164	1,309
Changes in operating assets and liabilities:
Accounts receivable		(109)	(2,290)
Prepaid expenses and other current assets		899	579
Accounts payable, accrued expenses and other liabilities		(3,122)	1,389
Deferred revenue		5,614	3,987
Net cash (used in) provided by operating activities		(5,580)	1,138
Cash flows from investing activities:
Purchases of investments		(45,243)	(21,248)
Proceeds from the maturity of investments		2,032	—
Purchases of property and equipment		(496)	(109)
Net cash used in investing activities		(43,707)	(21,357)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net		75,397	—
Proceeds from exercise of stock options		186	—
Proceeds from the exercise of warrants		327	—
Principal payments on capital lease obligations		(48)	(36)

Net cash provided by (used in) financing activities		75,862	(36)
Effect of exchange rate changes on cash and cash equivalents		(3,379)	(167)
Net increase (decrease) in cash and cash equivalents		23,196	(20,422)
Cash and cash equivalents at beginning of period		113,435	46,168
Cash and cash equivalents at end of period		136,631	$25,746

Supplemental disclosure of cash flow information:
Cash paid for interest		104	90
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases		28	191

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

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2010 and 2009, the Company’s financial position at March 31, 2010, and the cash flows for the three months ended March 31, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of future financial results.

Unless otherwise noted, all financial information is that of Micromet, Inc. and our wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; and Cell-Matrix, Inc.  Substantially all of our operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc. The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless specifically noted otherwise, as used throughout these notes to the condensed consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of Micromet, Inc. and its subsidiaries as a whole.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of March 31, 2010, we had an accumulated deficit of $272.1 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may seek to raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into late 2012, without considering any potential future milestone payments that we may receive under our current collaborations or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 7).

Note 3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. As of March 31, 2010 and December 31, 2009, we had a total of $3.1 million and $3.2 million, respectively, in certificates of deposit relating to these letters of credit that is classified as non-current restricted cash on the accompanying balance sheets.

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

We monitor our investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge within earnings attributable to the estimated credit loss for debt securities. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors. These factors include, among others, general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook and our assessment as to whether a decision to sell has been made or whether it is more likely than not that we will be required to sell a security prior to recovery of its carrying value.

All of our short-term investments have maturities less than one year.  The amortized cost, net unrealized gain or loss and estimated fair value of short-term investments by security type were as follows at March 31, 2010 and 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign Government Bonds at March 31, 2010	$42,313	$8	$(1)	$42,320
U.S. Corporate Bonds at March 31, 2010	3,774	—	(2)	3,772
Total	$46,087	$8	$(3)	$46,092

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign Government Bonds at December 31, 2009	$4,174	$—	$(5)	$4,169
U.S. Corporate Bonds at December 31, 2009	—	—	—	—
Total	$4,174	$—	$(5)	$4,169

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

Disclosure of assets and liabilities subject to fair value disclosures are to be classified according to a three level fair value hierarchy with respect to the inputs (or assumptions) used in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs, which are inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available, is permitted (Level 2). Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 4 of these condensed consolidated financial statements for additional information on fair value measurements.

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

Goodwill

We review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Goodwill is determined to be impaired if the fair value of the reporting unit is less than its carrying amount. We have selected October 1 as our annual goodwill impairment testing date

Patents

Our patent portfolio consists primarily of internally developed patents covering our BiTE antibody platform and the composition of our BiTE antibody product candidates and conventional antibodies. The costs of generating our internally developed patent portfolio have been expensed as incurred.

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents were originally being amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities through license agreements.

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

Common Stock Warrants Liability

In June 2007, we completed a private placement of 9,216,709 shares of common stock and issued warrants to purchase an additional 4,608,356 shares of common stock.   As of March 31, 2010, 263,397 warrants have been exercised and 4,344,959 remain outstanding.  Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. Management believes that the circumstances requiring cash settlement of the award are remote. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in value included in the consolidated statements of operations.

Other Income

Other income consists primarily of realized foreign currency gains and losses.  Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) amounted to $454,000 and $(69,000) for the three months ended March 31, 2010 and 2009, respectively.

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

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the collaborator or licensee that is commercializing the product. Through March 31, 2010, we have not received or recognized any royalty payments.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(16,253)	$(332)
Foreign currency translation adjustments	(2,383)	534
Unrealized gain on investments available for sale	10	(1)
Comprehensive loss	$(18,626)	$201

Stock-Based Compensation

We account for the expense related to stock option grants to employees by estimating the fair value of the grant and recognizing the resulting value ratably over the requisite service period. The estimated fair value is determined by utilizing the Black-Scholes option pricing model. The determination of the estimated fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected term.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the net loss calculation as their effect would be anti-dilutive:

	Three months ended March 31,
	2010	2009
Options outstanding	9,412,000	7,495,000
Warrants outstanding	8,070,000	8,222,000
Total shares excluded from calculation	17,482,000	15,717,000

Recent Accounting Standards and Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (ASU No. 2010-09). Among other amendments to Topic 855, ASU No. 2010-09 reiterates that SEC filers are required to evaluate subsequent events through the date the financial statements have been issued and eliminates the requirement that SEC filers disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective upon issuance. Adoption of ASU No. 2010-09 had no impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. Adoption of the ASU No. 2010-06 had no impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. Presently, we are assessing what impact, if any, the adoption of ASU 2009-13 may have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17 Milestone Method of Revenue Recognition, (ASU No. 2010-17), to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is still assessing the potential impact of adoption, if any.

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

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$136,631	$136,631	$—	$—
Restricted cash	3,106	3,106	—	—
Short-term investments:
Foreign government bonds	42,320	—	42,320	—
U.S. Corporate Bonds	3,772	—	3,772	—
Total assets	$185,829	$139,737	$46,092	$—
Liabilities:

Common stock warrant liability	$(25,851)	$—	$—	$(25,851)

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820 at March 31:

	2010	2009
Balance beginning of year	$(20,244)	$(12,294)
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/ unrealized included in earnings	(5,607)	4,432
Purchases/ issuances/ settlements, net	—	—
Balance March 31,	$(25,851)	$(7,862)

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

We also adopted ASC 820 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities during the three months ended March 31, 2010 and no required additional disclosures upon adoption.

Note 5.        Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, sanofi-aventis, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (in thousands):

	March 31,	December 31,
	2010	2009
Nycomed	$6,386	$6,493
Sanofi-aventis	9,184	11,042
Bayer Schering Pharma	7,647	608
TRACON	1,196	1,221
Merck Serono	2,437	3,331
Other	387	424
Subtotal	27,237	23,119
Current portion	(10,238)	(9,838)
Long-term portion	$16,999	$13,281

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

Note 6.       Other Liabilities

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Facility lease exit liability	$1,228	$1,276
GEK subsidy	117	137
Asset retirement obligation	555	567
Capital lease obligations	691	757
Other	17	18
Subtotal	2,608	2,755
Less current portion included in accrued expenses	(585)	(559)
Other non-current liabilities	$2,023	$2,196

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  As of April 2007, we fully subleased our former corporate headquarters in Carlsbad, California.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the facility lease activity for these obligations for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Balance January 1,	$1,276	$1,432
Amounts paid in period	(104)	(97)
Accretion expense	56	64
Balance March 31,	$1,228	$1,399

Of the $1,228,000 lease exit liability as of March 31, 2010, $313,000 is current and $915,000 is non-current.

Note 7.       Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) which entitles us to sell and obligates Kingsbridge to purchase, from time to time through December 2011, up to 10,104,919 shares of our common stock for cash consideration of up to $75.0 million, subject to certain conditions and restrictions.  The remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $69.7 million in cash consideration or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.  In conjunction with the underwriting agreement with Goldman Sachs & Co., as representative of the several underwriters named therein, we are prohibited from accessing the CEFF for a period of up to 108 days after the pricing of the March 11, 2010 public offering.

Note 8.       Stockholders’ Equity

On March 11, 2010, we entered into an underwriting agreement with Goldman, Sachs & Co., as representative of the several underwriters named therein, pursuant to which we issued an aggregate of 11,500,000 shares of common stock, including the exercise of an over-allotment option for 1,500,000 shares, for gross proceeds of $80.5 million.  After underwriting discount and estimated expenses payable by us of approximately $0.3 million, net proceeds from the public offering were approximately $75.4 million.

The offering was made pursuant to a registration statement on Form S-3 (File No. 333-162541) filed with the Securities and Exchange Commission on October 16, 2009, in the form in which it became effective on November 2, 2009, the prospectus included in such registration statement and a final prospectus supplement relating to the shares filed pursuant to Rule 424(b)(5) of the Securities Act on March 12, 2010.

Note 9.       Subsequent Event

In May, we entered into a global collaboration and license agreement with Boehringer Ingelheim for the research, development and commercialization of a new BiTE antibody for the treatment of multiple myeloma.  Under the terms of the agreement, we will receive an upfront cash payment of €5 million and we are eligible to receive development and regulatory milestone payments totaling €50 million. The agreement provides us with royalties on U.S. product sales approximately equivalent to a profit split and escalating low double-digit royalties on product sales outside the U.S.

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

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103.  Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers.  Blinatumomab has achieved the primary endpoint in a phase 2 clinical trial in patients with acute lymphoblastic leukemia, or ALL.  Based on the results of this trial, we intend to initiate a European pivotal clinical trial of blinatumomab in ALL patients in mid-2010.  We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.  Blinatumomab was developed under a collaboration and license agreement with MedImmune, LLC entered into in 2003, which we refer to in this report as the 2003 Agreement.  In November, 2009, we entered into a termination and license agreement with MedImmune, LLC, which we refer to as the 2009 Agreement and which terminated the 2003 Agreement in its entirety, under which we acquired MedImmune’s remaining rights to commercialize blinatumomab in North America.  As a result of the 2009 Agreement, we now fully own the rights to develop and commercialize blinatumomab in all territories.  Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and is in the process of  transferring the manufacturing process for this product candidate to us and our contract manufacturer.

A second BiTE antibody, MT110, is being tested in a phase 1 clinical trial for the treatment of patients with solid tumors.  MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.  Several additional BiTE antibodies are at different stages of lead candidate selection and preclinical development.  For three of these BiTE antibodies, we have entered into strategic collaborations with pharmaceutical companies.  We are developing a BiTE antibody, MT111, targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors in collaboration with MedImmune. We have also entered into collaboration and license agreements with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies that we refer to in this report as MTR112 and MTR118, respectively, targeting other solid tumor targets.

Our most advanced conventional monoclonal antibody is adecatumumab, also known as MT201, which binds to EpCAM and is being developed under a collaboration with Merck Serono. We are currently evaluating this antibody in a randomized phase 2 clinical trial in colorectal carcinoma patients after complete resection of liver metastases.  MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and is being developed in a phase 1 clinical trial for the treatment of patients with cancer.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue or delay development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of certain of our product candidates. Depending on the structure of such collaborative agreements, a third party may be granted control over the clinical trial process, manufacturing process or other key development process for one of our product candidates. In such a situation, the third party, rather than us, may in fact control development and commercialization decisions for the respective product candidate. Consistent with our business model, we may enter into additional collaboration agreements in the future. We cannot predict the terms of such agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and affect our liquidity

Since our inception, we have financed our operations through private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, debt financing, licensing revenues and milestone achievements and, more recently, a committed equity financing facility. In addition, as described in this report, in March 2010 we issued shares of common stock in a public offering for net proceeds of approximately $75.4 million.  We may seek funding through public or private financings in the future. If we raise additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business. There can be no assurance that we can raise additional capital on acceptable terms, or at all.

Research and Development

Through March 31, 2010, our research and development expenses consisted of costs associated with the clinical development of adecatumumab, blinatumomab and MT110, as well as development costs incurred for MT111 (also known as MEDI-565) and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform. The costs incurred include costs associated with clinical trials and manufacturing processes, quality systems and analytical development, including compensation and other personnel expenses, supplies and materials, costs for consultants and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues.  The following table summarizes our primary sources of revenue for the periods presented (in millions):

	Three Months Ended
	March 31,	March 31,
	2010	2009

Research and development revenue by collaborator:
Bayer Schering	$2.1	$1.5
Nycomed	1.8	4.2
Sanofi-aventis	1.2	—
Merck Serono	0.7	0.7
MedImmune	0.2	0.9
Total collaborative R&D revenue	6.0	7.3
License and other revenue	0.3	0.2
Total revenues	$6.3	$7.5

Collaborative R&D Revenue.   Collaborative R&D revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Bayer Schering.   Revenues from Bayer Schering represent Bayer Schering’s full cost responsibility for the MTR112 product development program. The Bayer Schering revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment of approximately $7.0 million from Bayer Schering that is being recognized over a 54-month period ending in 2014.  Revenue under this agreement in 2009 represents a portion of the upfront option fee of approximately $6.0 million received in January 2009 under an option, collaboration and license agreement.  The option fee was recognized over the option period of one year.   We expect 2010 revenues to be higher than those reported in 2009 under this agreement.

Nycomed.  Collaborative research and development revenues from Nycomed reflect Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment from Nycomed that is being recognized over a 20-year period ending in 2027.  The decrease in revenue of $2.4 million for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to lower levels of activity performed by us as Nycomed assumed primary responsibility for the development of MT203.   We expect 2010 revenues under this agreement to be lower than those of 2009 due to the shift to Nycomed of the later-stage development work.

Sanofi-aventis.   Revenues from sanofi-aventis represent their responsibility for the full cost of the MTR118 product development program. The sanofi-aventis revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents as well as the portion of the up-front payment of approximately $7.3 million from sanofi-aventis that is being recognized over a 74-month period ending in 2015.

Merck Serono.  Collaborative research and development revenues from Merck Serono reflect Merck Serono’s full responsibility for the costs for the development of the adecatumumab program up to a predetermined cap as defined in the 2007 amended agreement.  We expect 2010 revenues to be lower than those of 2009.

MedImmune.  Collaborative research and development revenues from MedImmune represent reimbursements received from MedImmune for the costs incurred by us in the development of MT111 (MEDI-565). The decrease in MedImmune revenue for the three months ended March 31, 2010 as compared to the same period of the prior year was due to lower activity under this MT111 agreement of $0.4 million, in addition to the termination of MedImmune’s participation in the costs of the development of blinatumomab during the first quarter of 2009.  We recognized $0.3 million in blinatumomab revenue under this terminated collaboration during the first quarter of 2009.

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

Research and development expenses were $12.2 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively.  There were increases in the blinatumomab program for manufacturing of $0.7 million and clinical related expenses of $0.6 million which reflect the continued progression of this program.   There were also increases in manufacturing activities in the MT110 program of $0.9 million and in the MT203 program of $0.9 million.  Personnel related expenses increased by $0.9 million due to new hires and annual salary increases.  Partially offsetting these were decreases in MT203 clinical related expenses of $0.2 million as a result of Nycomed assuming primary responsibility for the development of MT203.

Since 2007, we have tracked our external research and development expenses by major project candidate development program, such as for blinatumomab, MT203, adecatumumab and MT110, or we allocate the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three months ended March 31, 2010 and 2009 and cumulatively since 2007 are summarized in the table below (in thousands):

	Three months ending March 31,
	2010	2009	Cumulative
Blinatumomab	$2,701	$1,006	$21,870
MT203	1,307	589	14,469
Adecatumumab	285	373	6,009
MT110	1,342	339	6,098
BiTE antibody platform and other	828	474	7,883
Unallocated salary and overhead	5,227	5,184	69,099
Share-based compensation	513	512	6,451
Total	$12,203	$8,477	$131,879

We expect significant increases in research and development expenses going forward as we initiate later-stage trials of blinatumomab.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses were $5.2 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively.  The increase is primarily related to an increase in legal fees of $0.7 million, market research expenses of $0.2 million, recruiting expenses of $0.1 million and higher director retainer and meeting fees of $0.2 million.

Interest Expense.   Interest expense for the three months ended March 31, 2010 and 2009 was $87,000 and $76,000, respectively. The increase was due to the amortization of premiums on our investments, although this increase was partially offset by less interest expense on outstanding indebtedness.  We had long-term debt of $2.0 million outstanding during the first quarter of 2009 that was repaid in full later in 2009.

Interest Income.   Interest income for the three months ended March 31, 2010 and 2009 was $115,000 and $139,000, respectively. The decrease is due to lower interest rates during 2010 as compared to 2009.

Change in Fair Value of Common Stock Warrants Liability.   On June 22, 2007, we issued warrants to purchase our common stock that provide that if  we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, then we or any successor entity are obligated to purchase each unexercised warrant for a cash amount equal to its fair value computed using the Black-Scholes option-pricing model with prescribed guidelines. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Our stock price is one of the key inputs to our fair value model.  Increases in our stock price cause the warrant liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as a reduction to other income.

  Our stock price increased from $6.66 per share on December 31, 2009 to $8.08 per share on March 31, 2010, resulting in other expense of $5.6 million for the quarter ended March 31, 2010.  Our stock price decreased from $4.36 per share on December 31, 2008 to $3.16 per share on March 31, 2009, resulting in other income of $4.4 million for the quarter ended March 31, 2009.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available for sale investments of $182.7 million and $117.6 million as of March 31, 2010 and December 31, 2009, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of March 31, 2010, we had $3.1 million of cash and certificates of deposit relating to these letters of credit that are considered restricted cash, all of which is recorded as a non-current asset.

Summary of Cash Flows.  Net cash used in operating activities was $5.6 million for the three months ended March 31, 2010, compared to $1.1 million provided by operating activities for the three months ended March 31, 2009. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss from operations of $11.1 million for the three months ended March 31, 2010. Operating loss was adjusted by $7.4 million for non-cash expenses, including $1.1 million for stock-based compensation, $5.6 million for the change in the common stock warrant liability and $0.5 million for depreciation and amortization.  Changes in working capital during the three months ended March 31, 2010 included lower cash balances of $3.1 million from net decreases in accounts payable and higher cash balances of $5.6 million due to increases in deferred revenue, which includes the $6.7 million option exercise fee received from Bayer Schering in January 2010.

Net cash used in investing activities was $43.7 million for the three months ended March 31, 2010, compared to $21.4 used in investing activities for the three months ended March 31, 2009.  In both periods we purchased short-term investments denominated in Euros to maintain liquid assets in the currency in which the majority of our expenses are denominated. Some of these investments matured and were reinvested.

Net cash provided by financing activities was $75.9 million for the three months ended March 31, 2010, compared to $36,000 used in financing activities for the three months ended March 31, 2009. Proceeds of $75.4 million, net of financing costs, were received from the sale of common stock in a public offering in March 2010.  We also received $0.2 million from the exercise of stock options and $0.3 million from the exercise of warrants during the three months ended March 31, 2010.  During the same period in 2009 we paid $36,000 on debt obligations.

Sources and Uses of Cash.  To date, we have funded our operations through proceeds from public offerings and private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and equity draws under the CEFF with Kingsbridge.  We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may raise substantial funds through the sale of our common stock, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into late 2012, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge.

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

During 2009 we made draw downs under the CEFF under which we issued a total of 1,420,568 shares of common stock to Kingsbridge for aggregate gross proceeds of $5.3 million.  Accordingly, the remaining amount available under the CEFF decreased to the lesser of $69.7 million or 8,684,351 shares of common stock.

Public Offering of Common Stock. On March 17, 2010, we completed an underwritten public offering of 11,500,000 shares of common stock at a public offering price of $7.00 per share for net proceeds of  approximately $75.4 million after deducting the underwriters' discount and other estimated offering expenses payable by us.

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

Exchange Rates

Our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of March 31, 2010, we had U.S. dollar-denominated cash and investments of approximately $124.2 million and Euro-denominated cash and investments of approximately €43.5 million, or approximately $58.5 million using the exchange rate as of that date.  As of March 31, 2010, we had Euro-denominated liabilities of approximately €19.2 million, or approximately $25.8 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the three months ended March 31, 2010 (in thousands)	$761	$1,141	$1,521

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In February 2010, we entered into a Settlement, Mutual Release and Termination Agreement, which we refer to as the Settlement Agreement, with Curis, Inc. to resolve a claim filed by Curis with the American Arbitration Association relating to a June 2001 Agreement for the Purchase and Sale of Single-Chain Polypeptide Business, or SCA Agreement, between Curis and our wholly owned subsidiary Micromet AG under which Micromet AG acquired from Curis certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Under the SCA Agreement, Micromet AG made an upfront payment in cash and issued equity and a debt instrument to Curis. In addition, under the terms of the SCA Agreement, Micromet AG had agreed to pay royalties on net sales of products covered by the assigned patents and on revenues received from licensing the assigned patents. Pursuant to the Settlement Agreement, we have made a final payment of $4.0 million to Curis during the first quarter of 2010 in order to settle the dispute and discharge and terminate all future payment obligations that could have arisen under the SCA Agreement.

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

We have incurred losses from our inception through March 31, 2010, and we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than the reimbursement of development expenses and potential future milestone payments from our current collaborators or licensees, including Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we may not achieve profitability.

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

Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events.  For example, we are only eligible to draw down funds under the CEFF at such times as our stock price is above $2.00 per share. Kingsbridge is also able to terminate the CEFF at any time that we have not drawn down at least $1.25 million in funds over a consecutive 12-month period. We have not drawn down any funds from the CEFF since June 15, 2009, and in compliance with our March 2010 public offering, we agreed not to issue additional equity, including pursuant to the CEFF, through June 9, 2010,  Therefore Kingsbridge will have the right to terminate the CEFF in its discretion beginning June 15, 2010 unless we draw down at least $1.25 million from the facility by that date. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF or it otherwise expires, we may be unable to access capital from other sources on favorable terms, or at all.

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

Substantially all of the outstanding shares of our common stock are eligible for resale in the public market. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive compensation plans and our employee stock purchase plan. In addition, any shares issued under our CEFF with Kingsbridge will be eligible for resale in the public market. These shares generally can be freely sold in the public market upon issuance. In compliance with our recently completed public offering in March 2010, our offices and directors and certain of their affiliated stockholders agreed not to dispose of or pledge any of their common stock or securities convertible into or exchanged for common stock through June 9, 2010, except with the prior written consent of the underwriters for the offering.

If our stockholders sell substantial amounts of our common stock, or if our officers, directors or their affiliated stockholders sell substantial amounts of stock beginning on June 10, 1020 or earlier if released from such restrictions by the underwriters, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

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

We currently intend to conduct a single-arm, non-blinded pivotal clinical trial of blinatumomab in MRD-positive adult ALL patients. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The FDA, EMA and other regulatory authorities generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. Based on our discussions with the EMA, we believe we will be required to demonstrate more robust efficacy results from our planned single-arm, non-blinded pivotal trial than if we conducted multiple well-controlled trials. Furthermore, our planned pivotal trial will have both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. In addition, we have not yet discussed our trial design with the FDA as it relates to approval of blinatumomab for marketing in the United States. Consequently, the EMA and FDA could conclude that our trial design or the data from our planned pivotal clinical trial are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, and may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical stage product candidates adecatumumab and blinatumomab have not yet been proven to be safe or to be effective in confirmatory studies. If we discontinue the development of any of our clinical stage product candidates due to adverse events, lack of efficacy, or any other reason, our business could suffer and the value of our company may be adversely affected.

We previously reported that two phase 2 clinical trials of adecatumumab did not reach their respective primary endpoint in patients with metastatic breast cancer and in patients with prostate cancer. We have also reported that we terminated clinical trials and permanently discontinued the treatment of individual patients with blinatumomab due to adverse events that included infections, neurological events, and liver enzyme increases. There can be no assurance that we will not encounter unacceptable adverse events that any preliminary suggestion of anti-tumor activity of these product candidates will be confirmed in the ongoing or future clinical trials, or that ongoing clinical trials may be suspended or ended for any other reason.

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

Many of our product candidates are in early stages of clinical and preclinical development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product. The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of failure for product candidates in preclinical development and in clinical trials. The preclinical studies and clinical trials may produce negative, inconsistent or inconclusive results, and the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Further, we or our collaborators may decide, or the FDA, EMA or other regulatory authorities may require us, to conduct preclinical studies or clinical trials or other development activities in addition to those performed or planned by us or our collaborators, which may be expensive or could delay the time to market for our product candidates. In addition, we do not know whether the clinical trials will result in marketable products.

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

Our product candidates may not be effective in treating any of our targeted diseases or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and EMA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess the proposed development activities. Further, regulators may not approve study protocols at all or in a timeframe anticipated by us if they believe that the study design or the mechanism of action of our product candidates poses an unacceptable health risk to study participants.

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

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of preclinical studies and clinical trials of our product candidates.

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

To the extent that we or our collaborators are able to successfully complete the clinical development of a product candidate, we or our collaborators will be required to obtain approval by the FDA, EMA or other regulatory authorities prior to marketing and selling such product candidate in the United States, the European Union or other countries. The process of preparing and filing applications for regulatory approvals with the FDA, EMA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities, is lengthy and expensive, and may require two years or more. This process is further complicated because some of our product candidates use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow.

Any marketing approval by the FDA, EMA or other regulatory authorities may be subject to limitations on the indicated uses for which we or our collaborators may market the product candidate. These limitations could restrict the size of the market for the product and affect reimbursement levels by third-party payers.

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

We and our collaborators are subject to governmental regulations in addition to those imposed by the FDA and EMA, and we or our collaborators may not be able to comply with these regulations. Any non-compliance could subject us or our collaborators to penalties and otherwise result in the limitation of our operations.

In addition to regulations imposed by the FDA, EMA and other health regulatory authorities, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations, or their counterparts in Europe and other countries. From time to time, other governmental agencies and legislative or international governmental bodies have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our or our collaborators’ business, or whether we or our collaborators would be able to comply, without incurring unreasonable expense, or at all, with any applicable regulations.

Our growth could be limited if we are unable to attract and retain key personnel and consultants.

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA, EMA or other regulatory authorities. Our success depends on the ability to attract, train and retain qualified scientific and technical personnel, including consultants, to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business and operating results. Competition for skilled personnel is intense and the turnover rate can be high. Competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain qualified personnel on acceptable terms. As a result, locating candidates with the appropriate qualifications can be difficult, and we may not be able to attract and retain sufficient numbers of highly skilled employees.

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

Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, will be subject to continual review and periodic inspections by the FDA, EMA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems with any approved products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, limitations in the scope of our approved labeling, withdrawal of the approved products from the market, voluntary or mandatory recall and associated publicity requirements, fines, suspension or withdrawal of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

The procedures and requirements for granting marketing approvals vary among countries, which may cause us to incur additional costs or delays or may prevent us from obtaining marketing approvals in different countries and regulatory jurisdictions.

We intend to market our product candidates in many countries and regulatory jurisdictions. In order to market our product candidates in the United States, the European Union and many other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions, and can involve additional clinical trials or other tests. Also, the time required to obtain approval may differ from that required to obtain FDA and EMA approval. The various regulatory approval processes may include all of the risks associated with obtaining FDA and EMA approval. We may not obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the United States and the EMA in the European Union, generally does not ensure approval by a regulatory authority in another country. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any or all of the countries or regulatory jurisdictions in which we desire to market our product candidates.

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

Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards.

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

If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMA approval. This revalidation may be costly and time-consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale and must rely on third parties to provide manufacturing services for us. Product candidates used in clinical trials or sold after marketing approval has been obtained must be manufactured in accordance with current good manufacturing practices regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, the EMA, and other regulatory agencies or authorities, to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards.

A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements or to document their adherence to such practices may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we were required to change manufacturers, it may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices and may require FDA or EMA approval. This revalidation may be costly and time-consuming. If we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

On April 30, 2010 the Company and Kingsbridge entered into an amendment to the CEFF. Pursuant to the amendment, Kingsbridge no longer has the right to terminate the CEFF as a result of the Company’s failure to draw down at least $1.25 million in funds over a consecutive 12-month period.  All other terms and provisions of the CEFF remain in effect and are unaffected by this amendment.

On May 5, 2010 the Company announced that it had entered into a global collaboration and license agreement with Boehringer Ingelheim for the research, development and commercialization of a new BiTE antibody for the treatment of multiple myeloma. Under the terms of the agreement Micromet will receive an upfront cash payment of €5 million (approximately $6.6 million) and is eligible to receive development and regulatory milestone payments totaling €50 million (approximately $66 million). The agreement provides Micromet with royalties on U.S. product sales equivalent to a profit split and escalating low double-digit royalties on product sales outside the U.S.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1(#)	Non-Employee Director Compensation Policy, as amended

10.2(#)	2010 Management Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

#	Indicates management contract or compensatory plan.

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

Dated: May 5, 2010	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant

3.4(4)	Amended and Restated Bylaws effective October 3, 2007

10.1(#)	Non-Employee Director Compensation Policy, as amended

10.2(#)	2010 Management Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007

#	Indicates management contract or compensatory plan.

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing