Form 10-K/A
period 2009-12-31
MICROMET, INC.
filed 2010-07-20
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2010 were incorporated by reference into Part III of the Annual Report.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Micromet, Inc. (the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010 (the “Annual Report”). The Company is filing this Amendment No. 1 solely to update Exhibits 10.33, 10.34, 10.37 and 10.38 to the Annual Report (each, an “Exhibit”). The Company sought confidential treatment for portions of each Exhibit and, following correspondence with the SEC, has restored certain portions of each Exhibit that were previously redacted.

Additionally, the Company is re-filing a corrected table under the caption “Equity Compensation Plan Information” included in Part III, Item 12 of the Annual Report, to correct the table that was included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2010 (the “Proxy Statement”) and incorporated by reference into the Annual Report.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC subsequent to the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,723,313	$3.58	1,035,778
Equity compensation plans not approved by security holders(2)	1,328,276	$2.94	292,099
Total	9,051,589	$3.48	1,327,877

(1)
Includes the 2003 Amended and Restated Equity Incentive Plan and the Employee Stock Purchase Plan. On January 1 of each year during the initial ten-year term of the 2003 Amended and Restated Equity Incentive Plan, the number of shares which may be issued under such plan is increased by the least of (i) five percent (5%) of the Company's outstanding shares on such date, (ii) 2,500,000 shares or (iii) a lesser amount determined by the board. No shares are currently outstanding under the Employee Stock Purchase Plan and 234,819 shares remain available under that plan.

(2)	Consists of the 2006 Equity Incentive Award Plan and the Third Amended and Restated 2000 Stock Incentive Award Plan.

Descriptions of our equity incentive plans that were not approved by our stockholders and additional information regarding approved plans are contained in Note 13 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

All other information required by this item is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

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

4.3(10)	First Amendment to Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated as of March 17, 2006
4.4(18)	Form of Warrant to Purchase Common Stock, dated May 5, 2006
4.5(14)	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006
4.6(20)	Warrant to Purchase Common Stock, dated June 19, 2007
4.7(20)	Alternate Warrant to Purchase Common Stock, dated June 19, 2007
4.8(25)	Form of Warrant to Purchase Common Stock dated October 2, 2008
4.9(25)	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008
4.10(26)	Common Stock Purchase Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.11(26)	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited
4.12(16)	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006
4.13(26)	Warrant to Purchase Common Stock dated December 1, 2008 and issued to Kingsbridge Capital Limited
10.1(17)(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006
10.2(24)(#)	Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated August 30, 2008
10.3(27)(#)	Amendment No. 1 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated November 18, 2008
10.4(27)(#)	Amendment No. 2 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, dated December 23, 2008
10.5(27)(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Matthias Alder, dated December 23, 2008
10.6(27)(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, dated December 23, 2008
10.7(32)(#)	Executive Employment Agreement, by and between the Registrant and Jan Fagerberg, dated September 17, 2009
10.8(18)(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006
10.9(18)(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006
10.10(30)(#)	Separation Agreement by and between the Registrant and Carsten Reinhardt, dated July 6, 2009
10.11(28)(#)	2009 Management Incentive Compensation Plan
10.12(29)(#)	Non-Employee Director Compensation Policy
10.13(2)(#)	Third Amended and Restated 2000 Stock Incentive Plan
10.14(4)(#)	Employee Stock Purchase Plan
10.15(31)(#)	Amended and Restated 2003 Equity Incentive Award Plan
10.16(18)(#)	2006 Equity Incentive Award Plan
10.17(2)(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers
10.18(21)	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership
10.19(18)(@)	Lease Agreement by and between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended
10.20(21)(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH
10.21(32)(@)	Lease Agreement by and between Micromet AG and KFV Immobilienverwaltungs GmbH, dated November 4, 2009
10.22(1)	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001

10.23(12)	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006
10.24(19)	Amendment No. 1 to Sublease dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc.
10.25(1)	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999
10.26(1)	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000
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

10.50(3)(%)	License Agreement, by and between the University of Southern California and Cell-Matrix, Inc. f/k/a Bio-Management, Inc., dated September 19, 1999
10.51(18)(%)	First Amendment to License Agreement, by and between the University of Southern California and Cell-Matrix, Inc., dated as of February 23, 2007
11.1(32)	Computation of Per Share Earnings
21.1(32)	List of Subsidiaries
23.1(32)	Consent of Ernst & Young LLP
23.2(32)	Consent of Ernst & Young GmbH WPG, formerly known as Ernst & Young AG and Ernst & Young Deutsche Allgemeine Treuhand AG WPG
24.1(32)	Powers of Attorney
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(32) (*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on August 14, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.

(2)	Previously filed on September 16, 2003 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.

(3)	Previously filed on October 24, 2003 as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-107993) and incorporated by reference herein.

(4)	Previously filed on October 30, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-110085) and incorporated by reference herein.

(5)	Previously filed on December 11, 2003 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(6)	Previously filed on October 21, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(7)	Previously filed on November 8, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(8)	Previously filed on December 29, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(9)	Previously filed on January 20, 2005 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(10)	Previously filed on March 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(11)	Previously filed on April 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(12)	Previously filed on May 1, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(13)	Previously filed on May 10, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(14)	Previously filed on July 26, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(15)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(16)	Previously filed on August 31, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(17)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(18)	Previously filed on March 16, 2007 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.

(19)	Previously filed on May 10, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(20)	Previously filed on June 21, 2007 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(21)	Previously filed on August 9, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(22)	Previously filed on October 9, 2007 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(23)	Previously filed on March 14, 2008 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.

(24)	Previously filed on September 2, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(25)	Previously filed on October 6, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(26)	Previously filed on December 2, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated by reference herein.

(27)	Previously filed on March 16, 2009 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.

(28)	Previously filed on May 11, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(29)	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(30)	Previously filed on November 6, 2009 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

(31)	Previously filed on December 18, 2009 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated by reference herein.

(32)	Previously filed on March 5, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.

&	Indicates that the exhibit is an English translation of a foreign language document.

@	Indicates that the exhibit is an English summary of a foreign language document.

#	Indicates management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMET, INC.

	By:	/s/ Christian Itin
Christian Itin
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: July 20, 2010