Form 10-Q
period 2010-06-30
MICROMET, INC.
filed 2010-08-06
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on August 2, 2010 was 80,991,521.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,734	$113,434
Short-term investments	38,244	4,169
Accounts receivable	3,132	464
Prepaid expenses and other current assets	1,005	2,156
Total current assets	155,115	120,223
Property and equipment, net	3,695	3,959
Goodwill	6,462	6,462
Patents, net	525	1,016
Other long-term assets	10	-
Long-term investments	19,056	-
Restricted cash	3,039	3,153
Total assets	$187,902	$134,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,573	$6,053
Accrued expenses	9,924	16,360
Common stock warrants liability	17,973	20,244
Current portion of deferred revenue	10,162	9,838
Total current liabilities	42,632	52,495
Deferred revenue, net of current portion	20,579	13,281
Other non-current liabilities	1,805	2,196
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 80,991 shares issued and outstanding at June 30, 2010 and 69,178 shares issued and outstanding at December 31, 2009	3	3
Additional paid-in capital	394,573	314,627
Accumulated other comprehensive income	3,558	8,062
Accumulated deficit	(275,248)	(255,851)
Total stockholders' equity	122,886	66,841
Total liabilities and stockholders' equity	$187,902	$134,813

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Collaboration agreements	$6,523	$4,594	$12,563	$11,900
License fees and other	26	336	296	493
Total revenues	6,549	4,930	12,859	12,393
Operating expenses:
Research and development	12,013	8,803	24,216	17,280
General and administrative	5,388	3,776	10,608	7,675
Total operating expenses	17,401	12,579	34,824	24,955
Loss from operations	(10,852)	(7,649)	(21,965)	(12,562)
Other income (expense):
Interest expense	(61)	(94)	(148)	(170)
Interest income	115	141	230	280
Change in fair value of warrants	7,878	(6,261)	2,271	(1,829)
Other (expense) income	(224)	(82)	215	4
Net loss	$(3,144)	$(13,945)	$(19,397)	$(14,277)

Basic and diluted net loss per common share	$(0.04)	$(0.27)	$(0.26)	$(0.28)
Weighted average shares used to compute basic and diluted net loss per share	80,857	51,480	75,954	51,198

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,397)	$(14,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	1,619
Non-cash interest on long-term debt obligations	181	262
Non-cash change in fair value of common stock warrants liability	(2,271)	1,829
Stock-based compensation expense	3,563	2,375
Net loss on disposal of property and equipment	—	27
Changes in operating assets and liabilities:
Accounts receivable	(2,832)	1,646
Prepaid expenses and other current assets	1,037	123
Accounts payable, accrued expenses and other liabilities	(5,471)	(32)
Deferred revenue	11,786	2,298
Net cash used in operating activities	(12,239)	(4,130)
Cash flows from investing activities:
Purchases of investments	(77,496)	(20,987)
Proceeds from the maturity of investments	19,292	5,958
Purchases of property and equipment	(1,105)	(260)
Net cash used in investing activities	(59,309)	(15,289)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	75,381	5,112
Proceeds from exercise of stock options	676	522
Proceeds from the exercise of warrants	327	—
Principal payments on capital lease obligations	(96)	(66)

Net cash provided by financing activities	76,288	5,568
Effect of exchange rate changes on cash and cash equivalents	(5,440)	368
Net decrease in cash and cash equivalents	(700)	(13,483)
Cash and cash equivalents at beginning of period	113,434	46,168
Cash and cash equivalents at end of period	$112,734	$32,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$165	$184
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$28	$191

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

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three and six months ended June 30, 2010 and 2009, our financial position at June 30, 2010 and our cash flows for the six months ended June 30, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of our future financial results.

Unless otherwise noted, all financial information is that of Micromet, Inc. and our wholly owned subsidiaries: Micromet AG; Micromet Holdings, Inc.; and Cell-Matrix, Inc.  Substantially all of our operating activities are conducted through Micromet AG, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc. The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation. Unless specifically noted otherwise, as used throughout these notes to the condensed consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of Micromet, Inc. and its subsidiaries as a whole.

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

Note 3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. As of June 30, 2010 and December 31, 2009, we had a total of $3.0 million and $3.2 million, respectively, in certificates of deposit relating to these letters of credit that is classified as non-current restricted cash.

Investments

We classify our investments as available-for-sale and record them at fair value, with any unrealized gains and losses reported in other comprehensive income (loss). We include interest and dividends and the amortization of premiums and accretion of discounts to maturity in interest income and any realized gains and losses in other income or expense.  We base the cost of securities sold on the specific identification method.

We monitor our investment portfolio for impairment quarterly, and more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and we determine the decline in value to be other-than-temporary, we would record an impairment charge as other expense. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors, including general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook and our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its carrying value.

The amortized cost, net unrealized gain or loss and estimated fair value of investments by security type were as follows at June 30, 2010 and December 31, 2009 (in thousands):

Securities with maturities less than one year:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds at June 30, 2010	$31,713	$10	$(2)	$31,721
U.S. corporate bonds at June 30, 2010	6,520	3	—	6,523
Total	$38,233	$13	$(2)	$38,244

Securities with maturities greater than one year:
Foreign government bonds at June 30, 2010	$17,575	$—	$(29)	$17,546
U.S. corporate bonds at June 30, 2010	1,509	1	—	1,510
	$19,084	$1	$(29)	$19,056

Securities with maturities less than one year:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds at December 31, 2009	$4,174	$—	$(5)	$4,169
U.S. corporate bonds at December 31, 2009	—	—	—	—
Total	$4,174	$—	$(5)	$4,169

Securities with an unrealized loss of $31,000 have been in a continuous unrealized loss position less than one year.  We have determined that the decline in fair value of certain of our investments is temporary.  We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

Fair Value Measurements

We include disclosures about fair value measurements pursuant to the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (ASC) Topic 820.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value as described by ASC Topic 820 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.

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

The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 4 for additional information on our fair value measurements.

Property and Equipment

We record property and equipment at cost, less accumulated depreciation and amortization. We capitalize major replacements and improvements that extend the useful life of an asset and expense general repairs and maintenance as incurred. We depreciate property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. We amortize leasehold improvements over the estimated useful lives of the assets or the related lease term, whichever is shorter.

Goodwill

We review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. We have selected October 1 as our annual goodwill impairment testing date.  A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. We would determine goodwill to have been be impaired if the fair value of the reporting unit is less than its carrying amount.

Patents

Our patent portfolio consists primarily of internally developed patents covering our BiTE antibody platform and the composition of our BiTE antibody product candidates and conventional antibodies. The costs of generating our internally developed patent portfolio have been expensed as incurred.

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents are being amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities that we perform under license agreements.

Impairment of Long-Lived and Identifiable Intangible Assets

We evaluate long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determine recoverability by comparing projected undiscounted cash flows associated with such assets to their carrying values. We would record an impairment charge equal to the excess, if any, of the carrying value over the estimated undiscounted future cash flows.

Common Stock Warrants Liability

In 2007, we completed a private placement of common stock and issued warrants to purchase additional shares of common stock.    Due to provisions in the common stock warrant agreement requiring cash settlement of the warrants in certain circumstances, these warrants are required to be classified as a liability, although management believes that the circumstances requiring cash settlement are remote. The warrant liability is recorded at fair value and is adjusted at the end of each reporting period using the Black-Scholes option pricing model (see Note 4), with changes in value included as income or expense.

Other Income

Other income consists primarily of realized foreign currency gains and losses.  We initially record transactions in foreign currencies at the functional currency at the date of the transaction.  We then remeasure monetary assets and liabilities denominated in foreign currencies into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) amounted to $(227,000) and $(13,000) for the three months ended June 30, 2010 and 2009, respectively, and $227,000 and $40,000 for the six months ended June 30, 2010 and 2009, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. We translate assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. We translate statement of operations and operating cash data at the average exchange rate in effect for the period and investing and financing cash flow data at the exchange rate in effect at the date of any applicable underlying transaction. We recognize translation gains and losses as a component of accumulated other comprehensive income.

Revenue Recognition

Our revenues consist of licensing fees, milestone payments and fees for research services earned from license agreements or from research and development collaboration agreements. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, upon the satisfaction of the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenues under collaborative research agreements as we perform the services specified in the related agreement, or as we incur expenses that are passed through to the collaborator. Milestone payments are received upon the achievement of goals predetermined under the collaboration agreements. For milestones that are deemed substantive, we do not recognize the contingent revenue until the milestone has been reached and any required customer acceptance has been obtained. Milestones are considered substantive if all the following criteria are met: 1) the milestone payment is non-refundable and relates solely to past performance; 2) achievement of the milestone was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved to achieve the milestone; and 4) the amount of the milestone payment appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk of achieving the milestone. Fees for research and development services performed under an agreement are generally stated at a yearly fixed fee per research scientist.  We record any amounts received in advance of services performed as deferred revenue and recognized it into revenue if and when earned. Under certain license agreements, we may receive initial license fees and annual renewal fees, which are recognized as revenue when the SAB No. 104 criteria have been satisfied, unless we have further obligations associated with the license granted. We recognize revenue from payments received at the time of entering into an agreement on a straight-line basis over the term of our obligations under the agreement.

We are entitled to receive royalty payments on the sale of products developed under our license and collaboration agreements. Any such royalties are based upon the volume of products sold and would be recognized as revenue upon notification by our collaborator or licensee that is commercializing the product that sales have occurred. There have been no product sales to date that would result in any royalty payments to us.

For revenue arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on ASC Topic 605-25, Revenue Arrangements with Multiple Deliverables.  ASC Topic 605-25 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separated units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as we perform services under the agreement.

Research and Development

Except for payments made in advance of services rendered, we expense research and development, including direct and allocated expenses, as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,144)	$(13,945)	$(19,397)	$(14,277)
Foreign currency translation adjustments	(2,113)	1,058	(4,496)	1,592
Unrealized (loss) gain on available-for-sale investments	(20)	21	(10)	20
Comprehensive loss	$(5,277)	$(12,866)	$(23,903)	$(12,665)

Stock-Based Compensation

We account for the expense related to employee stock option grants by estimating their fair values as of the date of grant and recognizing the resulting value ratably over the requisite service period. We estimate fair value in accordance with the Black-Scholes option pricing model, which relies on our assumptions regarding our expected dividend yield, the expected volatility of our common stock, the risk-free interest rate and the expected term of the option.

We recognize stock-based compensation expense for options granted with graded vesting over the requisite service period of each individual stock option grant, which typically equals the vesting period, using the straight-line attribution method. For stock-based awards that contain a performance condition, we recognize expense using the accelerated attribution method. We allocate compensation stock-based compensation expense to research and development expense or general and administrative expense based upon the employee’s department.

We also estimate the fair value of options or stock awards issued to non-employees in accordance with the Black-Scholes option pricing model. We record the expense when services have been rendered, although changes in the fair value of the underlying common stock may result in expense fluctuations until the award is vested.

Income Taxes

We account for income taxes using the liability method and record deferred income taxes at enacted tax rates for any temporary differences between the financial statement and income tax bases of our assets and liabilities. We reduce the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that all or some portion of the related tax asset will not be recovered.

We account for uncertain tax positions pursuant to ASC Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109). Under ASC Topic 740, financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and our recent financial operations. It is our policy to record interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted net loss per share is calculated by dividing our net loss by the weighted average number of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As a result of our net loss for the three and six months ended June 30, 2010 and 2009, our basic and diluted net loss per share are the same.  The following options and warrants to purchase additional shares were excluded from the diluted net loss per share calculation, as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Options outstanding	12,119,000	9,296,000	12,119,000	9,296,000
Warrants outstanding	8,070,000	8,222,000	8,070,000	8,222,000
Total shares excluded from calculation	20,189,000	17,518,000	20,189,000	17,518,000

Recent Accounting Standards and Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 became effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. Adoption of ASU No. 2010-06 had no impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force. ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE), if available; third-party evidence, if VSOE is unavailable; and estimated selling prices, if neither VSOE nor third-party evidence is available. In addition, ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU No. 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We are assessing what impact, if any, the adoption of ASU No. 2009-13 may have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to record milestone payments in their entirety in the period received. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application for all prior periods is also permitted. We are assessing the potential impact, if any, ASU No. 2010-17 may have on our consolidated financial statements.

Note 4.    Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$112,734	$112,734	$—	$—
Restricted cash	3,039	3,039	—	—
Short-term investments:
Foreign government bonds	31,721	—	31,721	—
U.S. corporate bonds	6,523	—	6,523	—
Long-term investments:
Foreign government bonds	17,546	—	17,546	—
U.S. corporate bonds	1,510	—	1,510	—
Total assets	$173,073	$115,773	$57,300	$—
Liabilities:

Common stock warrant liability	$(17,973)	$—	$—	$(17,973)

There were no significant changes between level 1 and level 2 during the six months ending June 30, 2010.  The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at June 30, 2010 and 2009:

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
Beginning balance	$(25,851)	$(7,862)	$(20,244)	$(12,294)
Transfers to (from) Level 3	—	—	—	—
Total gains/(losses) realized/ unrealized included in earnings	7,878	(6,261)	2,271	(1,829)
Purchases/ issuances/ settlements, net
Ending balance	$(17,973)	$(14,123)	$(17,973)	$(14,123)

We estimate the fair value of the common stock warrant liability using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions.  These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the estimated life of the warrant.  The risk-free rate of interest is based on the interest rate of U.S. Treasury obligations that approximate the expected term of the warrant.  The expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.  Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

 Note 5.        Deferred Revenue

We have recorded deferred revenues from our research and development agreements as follows (in thousands):

	June 30,	December 31,
	2010	2009
Boehringer Ingelheim	$6,053	$—
Nycomed	6,677	6,493
Sanofi-aventis	7,160	11,042
Bayer Schering Pharma	6,634	608
TRACON	1,171	1,221
Merck Serono	2,511	3,331
Other	535	424
Subtotal	$30,741	$23,119
Current portion	(10,162)	(9,838)
Long-term portion	$20,579	$13,281

The deferred revenue from agreements with Boehringer Ingelheim, Nycomed, sanofi-aventis, Bayer Schering and TRACON consists mainly of the upfront license fees that are being recognized over the periods that we are required to participate on joint steering committees, which are 20 years, 20 years, 6 years, 4.5 years and 15 years, respectively.

The upfront license fees and research and development service reimbursements under our collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, we are recognizing the related amounts into revenue ratably over the expected period of the research and development program, which continues through 2011.

Note 6.        Other Liabilities

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Facility lease exit liability	$1,179	$1,276
GEK subsidy	92	137
Asset retirement obligation	527	567
Capital lease obligations	581	757
Other	16	18
Subtotal	2,395	2,755
Less current portion included in accrued expenses	(590)	(559)
Other non-current liabilities	$1,805	$2,196

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  As of April 2007, we fully subleased this facility.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the activity for these facility lease exit obligations during the six months ended June 30, 2010 and 2009 (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
Balance January 1,	$1,228	$1,399	$1,276	$1,432
Amounts paid in period	(104)	(96)	(208)	(193)
Accretion expense	55	62	111	126
Balance June 30,	$1,179	$1,365	$1,179	$1,365

Of the $1,179,000 lease exit liability as of June 30, 2010, $335,000 is current and $844,000 is non-current.

Note 7.        Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell, and obligates Kingsbridge to purchase, shares of our common stock from time to time through December 2011 for up to $75.0 million, subject to certain conditions and restrictions.  As of June 30, 2010, Kingsbridge’s remaining commitment under the CEFF is equal to the lesser of $69.7 million or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.

Note 8.        Collaboration and License Agreement

In May 2010, we entered into a Collaboration and License Agreement with Boehringer Ingelheim (BI) for the development and commercialization of one or more products comprising a BiTE antibody binding to a specific target. We received an up-front payment of €5 million, or $6.1 million using the exchange rate as of the payment date, that is being recognized over a 20-year period ending in 2030. Micromet will be responsible for the generation and optimization of the BiTE candidate and pre-clinical testing. BI will be responsible for clinical studies, manufacturing scale-up, and commercialization of the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below, and elsewhere in this report, about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our available cash resources and the availability of financing generally, including our ability to draw down under our committed equity financing facility, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the size and growth potential of the markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those below in Part II, Item 1A, “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103.  Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers.  We have completed a phase 2 clinical trial in Europe designed to evaluate blinatumomab for the treatment of acute lymphoblastic leukemia, or ALL. Although CD19 is widely expressed on cancer cells of ALL patients, no treatments targeting CD19 are currently commercially available. In December 2009, we presented final data indicating that 80% of the evaluable ALL patients had achieved the primary endpoint of the clinical trial, which was the elimination of residual cancer cells to an undetectable level.  Based on the results of this trial, we intend to initiate a European pivotal clinical trial of blinatumomab in ALL patients in the third quarter of 2010.  We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We were previously developing blinatumomab under a collaboration and license agreement with MedImmune, LLC.  We terminated this agreement in 2009 and acquired MedImmune’s remaining rights to commercialize blinatumomab in North America.  We now fully own the rights to develop and commercialize blinatumomab throughout the world.   MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and is in the process of  transferring the manufacturing process for this product candidate to us and our contract manufacturer.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of solid tumors.  MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.  We have several additional BiTE antibodies at different stages of lead candidate selection and preclinical development and have entered into strategic collaborations with pharmaceutical companies for four of these BiTE antibodies, as follows.  We are developing the BiTE antibody MT111, targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors in collaboration with MedImmune. We are collaborating with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies that we refer to in this report as MTR112 and MTR118, respectively, targeting other solid tumor targets.  Most recently, in May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim for the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Our human monoclonal antibody MT203, which neutralizes the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis.  MT203 is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. We have licensed our monoclonal antibody MT293, also known as TRC093, to TRACON Pharmaceuticals, Inc.  TRACON is conducting a phase 1 clinical trial of MT293 for the treatment of cancer patients.  Another conventional monoclonal antibody, adecatumumab, also known as MT201, binds to EpCAM and is being developed in collaboration with Merck Serono.  We have informed investigators participating in a Phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer that enrollment in the study has been discontinued. This decision was made due to a change in the standard of care in this disease setting, which resulted in slower recruitment than planned.  The decision to terminate recruitment was made after thorough discussions with the study’s principal investigators and Data Monitoring Committee (DMC).  We and our partner, Merck Serono, a division of Merck KGaA, Darmstadt, Germany will evaluate the next steps in the development of adecatumumab. All patients currently enrolled in the trial will be treated according to protocol.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical studies and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

As we obtain results from preclinical studies or clinical trials, we may elect to discontinue the development of one or more product candidates for safety, efficacy or commercial reasons. We may also elect to discontinue or delay development of one or more product candidates in order to focus our resources on more promising product candidates. Our business strategy includes entering into collaborative agreements with third parties for the development and commercialization of certain of our product candidates. Depending on the structure of these collaborative agreements, we may grant a third party control over the clinical trial process, manufacturing process or other development processes or activities for one or more of our product candidates. In such a situation, the third party, rather than us, could control development and commercialization decisions with respect to the product candidate. We cannot predict the terms of future agreements or their potential impact on our capital requirements. Our inability to complete our research and development projects in a timely manner, or our failure to enter into new collaborative agreements, when appropriate, could significantly increase our capital requirements and adversely affect our liquidity.

Research and Development

Our research and development expenses consist of costs associated with the discovery and clinical development of our product candidates and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform. These costs consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. Process development expenses are incurred for production of GMP-grade clinical trial material, as well as fermentation, purification and formulation development. Preclinical development expenses cover pharmacological in vitro and in vivo experiments, as well as the cost of developing analytical testing procedures. Except for payments made in advance of services rendered, we expense research and development costs as incurred. Payments made in advance of services are recognized as research and development expense as the related services are incurred.

Since 2007, we have tracked our external research and development expenses by major project candidate development program or allocated the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three and six months ended June 30, 2010 and 2009 and cumulative amounts expended since 2007 are summarized in the table below (in millions):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009	Cumulative
Blinatumomab	$3.1	$0.9	$5.8	$1.9	$24.9
MT203	0.8	0.9	2.1	1.5	15.3
Adecatumumab	0.2	0.4	0.5	0.7	6.3
MT110	0.6	0.3	1.9	0.7	6.7
BiTE antibody platform and other	0.8	0.7	1.6	1.1	8.6
Unallocated salary and overhead	5.2	5.1	10.5	10.4	74.3
Share-based compensation	1.3	0.5	1.8	1.0	7.8
Total	$12.0	$8.8	$24.2	$17.3	$143.9

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our product candidates into more advanced stages of clinical development and increase our preclinical development for our BiTE antibodies for various cancers.  In particular, we expect significant increases in research and development expenses going forward as we initiate later-stage trials of blinatumomab.  However, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates.  Clinical development timelines, the likelihood of success and total costs vary significantly for each product candidate and are difficult to estimate. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate as well as relevant commercial factors.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues.   The following table summarizes our sources of revenue for the periods presented (in millions):

	Three Months Ended June 30,
	2010	2009
Research and development revenue by collaborator:
Bayer Schering Pharma	$3.4	$1.5
Nycomed	0.8	1.5
Sanofi-aventis	1.3	—
Merck Serono	0.7	0.7
MedImmune	—	0.8
Boehringer Ingelheim	0.2	—
TRACON	0.1	—
Total collaborative R&D revenue	6.5	4.5
License and other revenue	—	0.4
Total revenues	$6.5	$4.9

Collaborative R&D Revenue.   Collaborative R&D revenue generally consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Bayer Schering Pharma.    Revenues under this agreement represent Bayer Schering Pharma’s responsibility for the full cost of the MTR112 product development program. During the quarter ended June 30, 2010, we recognized revenue of $1.3 million upon achieving a milestone under this agreement.  We also recognized $1.8 million in revenue for the three months ended June 30, 2010 as reimbursement for our preclinical development activities, and we recognized an additional $0.3 million during the quarter, which represents a portion of the up-front payment of approximately $7.0 million from Bayer Schering Pharma that is being recognized over a 54-month period ending in 2014.  As the development program did not commence until January 2010, we did not recognize any reimbursement revenue under this agreement during 2009.  The $1.5 million in revenue recognized for the three months ended June 30, 2009 represents one-fourth of the $6.0 million option fee received in January 2009 that we recognized as revenue over the option period of one year.

Nycomed.  Revenues under this agreement reflect Nycomed’s responsibility for the full cost of the MT203 product development program. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing  the up-front payment we received from Nycomed into revenue over a 20-year period ending in 2027.  The decrease in revenue of $0.7 million for the three months ended June 30, 2010, as compared to the same period in 2009, was due primarily to lower levels of activity performed by us, as Nycomed has assumed primary responsibility for the development of MT203.   We expect 2010 revenues under this agreement to continue to be lower than those of 2009 due to the shift of the later-stage development work to Nycomed.

Sanofi-aventis.    Revenues under this agreement represent sanofi-aventis’ responsibility for the full cost of the MTR118 product development program, which began in the second half of 2009. For the three months ended June 30, 2010, we recognized $1.0 million in revenue as reimbursement for our preclinical development activities and an additional $0.3 million representing a portion of the up-front payment of approximately $7.3 million from sanofi-aventis that is being recognized over a 74-month period ending in 2015.

Merck Serono.  Revenues under this agreement reflect Merck Serono’s responsibility for the full cost of the adecatumumab development program up to a predetermined maximum amount.  As discussed above, enrollment in a Phase 2 trial of adecatumumab (MT201) in patients with resected liver metastases from colorectal cancer study has been discontinued.  As a result, we expect expenses and reimbursement revenues under this agreement to decrease pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

MedImmune.  Revenues under this agreement represent reimbursements from MedImmune for our costs incurred in the development of MT111. There was no activity under this program during the three months ended June 30, 2010.

Boehringer Ingelheim.  We entered into the collaboration agreement with Boehringer Ingelheim during second quarter of 2010.  The revenues recognized for the period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030.

License and Other Revenue.   License and other revenue consists primarily of revenues from licenses of our patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.  We do not expect future revenue from these licenses to be material.

Research and Development Expenses.    Research and development expenses increased by $3.2 million, or 36.5%, to $12.0 million for the three months ended June 30, 2010 from $8.8 million for the same period of 2009.  The increase was primarily the result of a $2.2 million increase in manufacturing and clinical-related expenses for the blinatumomab development program, reflecting the continued progression of this program.   The remainder of the increase was the result of increases in manufacturing costs of $0.2 million for our MT110 development program and an increase in stock-based compensation of $0.8 million.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance costs and professional fees for legal and audit services. General and administrative expenses increased by $1.6 million, or 42.7%, to $5.4 million for the three months ended June 30, 2010 from $3.8 million for the same period in 2009.  The increase was due to increases in salary and incentive compensation of $0.5 million resulting from increased employee headcount and increases for existing personnel, a related increase in stock-based compensation of $0.5 million, an increase in personnel relocation expenses of $0.1 million, an increase in market research expenses of $0.2 million and an increase in legal fees of $0.2 million.

Interest Expense.   Interest expense consists of amortization of premiums on our investments and amounted to $61,000 and $94,000 for the three months ended June 30, 2010 and 2009, respectively.

Interest Income.   Interest income for the three months ended June 30, 2010 and 2009 was $115,000 and $141,000, respectively. The decrease was due to lower interest rates on invested cash during 2010 as compared to 2009.

Change in Fair Value of Common Stock Warrants Liability.   In 2007, we completed a private placement of common stock and issued warrants to purchase additional shares of common stock.  Due to provisions in the common stock warrant agreement requiring cash settlement of the warrants in certain circumstances, these warrants are required to be classified as a liability on our balance sheet, although management believes that the circumstances requiring cash settlement are remote. The warrant liability is recorded at fair value and is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in fair value included as income or expense.  Increases in the market value of our common stock cause the warrant liability to increase, with the increase charged to other expense, while decreases in the market value of our common stock cause the liability to decrease, with the decrease recorded as other income.  During the three months ended June 30, 2010, the market value of our common stock decreased from $8.08 per share on March 31, 2010 to $6.24 per share on June 30, 2010, resulting in other income of $7.9 million.  During the three months ended June 30, 2009, the market value of our common stock increased from $3.16 per share on March 31, 2009 to $4.98 per share on June 30, 2009, resulting in other expense of ($6.3 million).

Other Expense.   During the three months ended June 30, 2010 and 2009, we recorded other expense of $224,000 and $82,000, respectively, primarily the result of remeasuring our monetary assets and liabilities denominated in foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues.   The following table summarizes our sources of revenue for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009
Research and development revenue by collaborator:
Bayer Schering Pharma	$5.6	$3.0
Nycomed	2.6	5.7
Sanofi-aventis	2.5	—
Merck Serono	1.4	1.4
MedImmune	0.2	1.7
Boehringer Ingelheim	0.2	—
TRACON	0.1	0.1
Total collaborative R&D revenue	12.6	11.9
License and other revenue	0.3	0.5
Total revenues	$12.9	$12.4

Bayer Schering Pharma.  In addition to the $1.3 million of revenue recognized for achieving a milestone during the second quarter of 2010, we recognized revenues of $3.6 million during the six months ended June 30, 2010 as reimbursement for our preclinical development costs and $0.7 million that represents a portion of the up-front payment received from Bayer Schering Pharma.  The only revenue recognized under this agreement in 2009 was the option fee of $6.0 million received in January 2009 that was recognized over the option period of one year.  One-half of this amount was recognized during the six months ended June 30, 2009.   We expect revenues under this agreement to increase as additional development work is performed.

Nycomed.    The decrease in revenue of $3.1 million under this agreement for the six months ended June 30, 2010, as compared to the same period in 2009, was due primarily to lower levels of activity performed by us, as Nycomed has assumed primary responsibility for the development of MT203.

Sanofi-aventis.    During the six months ending June 30, 2010, we recognized $1.9 million in revenue for the reimbursement of our preclinical development activities, as well as $0.6 million of the up-front payment of approximately $7.3 million from sanofi-aventis that is being recognized over a 74-month period ending in 2015.

Merck Serono.  Revenues under this agreement were $1.4 million for the first each of the six months ended June 30, 2010 and 2009, although, as described above, we expect revenues under this collaboration to decrease.

MedImmune.   The decrease in revenue under this agreement for the six months ended June 30, 2010, as compared to the same period of the prior year, was due to lower development activity for MT111.  In addition, during the three months ended March 31, 2009, we recognized $0.3 million in reimbursement revenue from MedImmune from our collaboration for the development of blinatumomab that has since been terminated.

Boehringer Ingelheim.  The revenues recognized for the period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030.

Research and Development Expenses.  Research and development expenses increased by $6.9 million, or 40.1%, to $24.2 million for the six months ended June 30, 2010 from $17.3 million for the same period of 2009.  The increase was primarily the result of a $3.9 million increase in manufacturing and clinical-related expenses for the blinatumomab development program, reflecting the continued progression of this program.   The remainder of the increase was the result of increases in manufacturing costs of $1.2 million for our MT110 development program and $0.6 million for our MT203 development program, an increase in stock-based compensation of $0.8 million and an increase in legal fees of $0.4 million for the enforcement of patents.

General and Administrative Expenses.    General and administrative expenses increased by $2.9 million, or 38.2%, to $10.6 million for the six months ended June 30, 2010 from $7.7 million for the same period in 2009.   The increase was due to increases in salary and incentive compensation of $1.2 million resulting from increases in employee headcount and increases for existing employees, a related increase in stock-based compensation of $0.4 million, increased recruiting expenses of $0.4 million, higher consulting expenses of $0.2 million, increased travel costs of $0.1 million and increased legal fees of $0.6 million.

Interest Expense.   Interest expense, consisting of amortization of premiums on our investments, was $148,000 and $170,000 for the six months ended June 30, 2010 and 2009, respectively.

Interest Income.   Interest income for the six months ended June 30, 2010 and 2009 was $230,000 and $280,000, respectively. The decrease was due to lower interest rates on invested cash during 2010 as compared to 2009.

Change in Fair Value of Common Stock Warrants Liability.   For the six months ended June 30, 2010, the market value of our common stock decreased from $6.66 per share on December 31, 2009 to $6.24 per share on June 30, 2010, resulting in other income of $2.3 million.  For the six months ended June 30, 2009, the market value of our common stock increased from $4.36 per share on December 31, 2008 to $4.98 per share on June 30, 2009, resulting in other expense of ($1.8 million).

Other Income.   We recorded other income of $215,000 and $4,000 for the six months ended June 30, 2010 and 2009, respectively, primarily the result of gains realized on the translation of euros into U.S. dollars as of the balance sheet dates.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available-for-sale investments of $170.0 million and $117.6 million as of June 30, 2010 and December 31, 2009, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of June 30, 2010, we had $3.0 million in certificates of deposit relating to these letters of credit that is classified as non-current restricted cash.

Summary of Cash Flows.  Our net cash used in operating activities was $12.2 million for the six months ended June 30, 2010, as compared to $4.1 million used in operating activities for the six months ended June 30, 2009. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $19.4 million for the six months ended June 30, 2010, which loss was $5.1 million greater than the net loss of $14.3 million during the same period of the prior year. During the six months ended June 30, 2010, net loss was adjusted by $2.6 million in net non-cash expenses, including $3.6 million for stock-based compensation and $1.2 million for depreciation and amortization, offset by a $2.3 million non-cash gain from the change in the fair value of our common stock warrant liability.  This compares to $6.1 million in net non-cash expenses during the six months ended June 30, 2009, including $2.4 million in stock-based compensation, $1.6 million in depreciation and amortization and $1.8 million in expense due to the decrease in the fair value of our common stock warrant liability.  Changes in our working capital during the six months ended June 30, 2010 resulted in lower cash balances of $7.3 million, consisting of a $2.8 million increase in our accounts receivable and a $5.5 million reduction in accounts payable and accrued expenses including payments to Curis of $4.0 million and to MedImmune of $4.0 million.  These changes were partially offset by a $1.0 million decrease in our other current assets.  This compares to a $1.7 million increase in cash flows from changes in working capital during the six months ended June 30, 2009, resulting primarily from a $1.6 million decrease in our accounts receivable during the period.  During the six months ended June 30, 2010, our deferred revenue increased by $11.8 million from December 31, 2009, which represents cash received from the $6.7 million option exercise fee received from Bayer Schering in January 2010 and the $6.1 million upfront license payment from Boehringer Ingelheim in June 2010, offset by the portion of these payments that we recognized as revenue during the period.  During the six months ended June 30, 2009, our deferred revenue increased by $2.3 million from December 31, 2008, representing the $6.0 million option fee paid to us by Bayer Schering in January 2009, offset by the portion of that payment that we recognized as revenue during the six months ended June 30, 2009.

Our net cash used in investing activities was $59.3 million for the six months ended June 30, 2010, as compared to $15.3 million used in investing activities for the six months ended June 30, 2009.  During the six-month period ended June 30, 2010, we purchased a net $58.2 million of short-term investments denominated in Euros in order to maintain liquid assets in the currency in which the majority of our expenses are denominated. Some of these investments matured and were reinvested.   During the same period of 2009, we purchased a net $15.0 million of these short-term investments.  Our investment in property and equipment was $1.1 million during the first six months of 2010, primarily for process development equipment, as compared to property and equipment investments of $0.3 million during the same period of 2009.

Our net cash provided by financing activities was $76.3 million for the six months ended June 30, 2010, as compared to $5.6 million provided by financing activities for the six months ended June 30, 2009.  In March 2010, we completed a public offering of our common stock, which resulted in proceeds of $75.4 million, net of financing costs.  During the same period in 2009, we received proceeds of $5.1 million, net of financing costs, from the sale of common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge.  During the six months ended June 30, 2010, we also received $1.0 million from the exercise of stock options and warrants, as compared to $522,000 from the exercise of stock options during the prior-year period.

Sources and Uses of Cash.   To date, we have funded our operations through proceeds from public offerings and private placements of preferred stock, common stock and associated warrants, government grants for research, research-contribution revenues from our collaborations with pharmaceutical companies, licensing and milestone payments related to our product candidate partnering activities, debt financing and equity draws under the CEFF with Kingsbridge described below.  We expect that our operating losses and negative cash flows from operations will continue for at least the next several years and that we will need to generate additional funds to achieve our strategic goals. We may seek to raise substantial funds through the sale of equity or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, if at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into late 2012, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge.

Our future capital uses and requirements depend on numerous forward-looking factors and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in this report. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the number, scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any corporate collaborations that we may establish, and the success of these collaborations;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing, sales and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates, we could be required to delay, scale back or eliminate some or all of our development programs and other operations or we could be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we were to raise additional funds through the issuance of common stock, substantial dilution to our existing stockholders would likely result. If we were to raise additional funds through debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.  If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

Committed Equity Financing Facility.   In December 2008, we entered into the CEFF with Kingsbridge, under which Kingsbridge is committed to purchase, subject to certain conditions, up to the lesser of 10,104,109 shares or $75.0 million of our common stock through December 2011, subject to early termination in certain circumstances. In connection with this CEFF, we issued a warrant to Kingsbridge, exercisable until June 2014, to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share.  Any drawdowns under the CEFF are generally issued at a price between 86% and 94% of the volume-weighted average price on each trading day during an eight-day pricing period.

The maximum dollar amount of shares that we may require Kingsbridge to purchase in any pricing period is generally based on a percentage, between of 1.0% and 1.5%, of our market capitalization at the time of the drawdown and the average trading volume of our common stock for a specified period prior to the drawdown notice. The maximum individual drawdown amount is $10 million.

We filed a registration statement, which became effective in December 2008, with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant issued to Kingsbridge, and the registration rights agreement requires us to maintain the effectiveness of the registration statement. If we fail to maintain the effectiveness of the registration statement, or if we suspend the use of the registration statement, under certain circumstances we may be required to pay certain amounts to Kingsbridge, or issue to Kingsbridge additional shares of common stock in lieu of cash payment, as liquidated damages. There are no minimum commitments or minimum use penalties, and the CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.

During 2009, we made two drawdowns under the CEFF in which we issued a total of 1,420,568 shares of common stock for gross proceeds of $5.3 million.  Accordingly, the remaining amount available under the CEFF has decreased to the lesser of $69.7 million or 8,684,351 shares of common stock.

Public Offering of Common Stock. On March 17, 2010, we completed an underwritten public offering of 11,500,000 shares of common stock at a public offering price of $7.00 per share for net proceeds of  approximately $75.4 million, after deducting the underwriters’ discount and other offering expenses paid by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our financial instruments consist primarily of cash, cash equivalents, and short-term and long-term investments. Our cash equivalents and investments, principally comprised of corporate obligations and U.S. and foreign government obligations, are subject to interest rate risk and will decline in value if interest rates increase. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We do not have derivative financial instruments in our investment portfolio.

Exchange Rates

Our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of June 30, 2010, we had U.S. dollar-denominated cash and investments of approximately $106.8 million and Euro-denominated cash and investments of approximately €51.8 million, or approximately $63.3 million using the exchange rate as of that date.  As of June 30, 2010, we had Euro-denominated liabilities of approximately €35.0 million, or approximately $42.7 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate as of June 30, 2010:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the six months ended June 30, 2010 (in thousands)	$1,376	$2,065	$2,753

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required to be filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.  Our principal executive officer and principal financial officer concluded that no such change occurred.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time in our other filings with the Securities and Exchange Commission. If any of the following risks actually occur, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Certain factors individually or in combination with others may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them.

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability.

We have incurred losses since our inception and expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than upfront license fees, the reimbursement of development expenses and potential future milestone payments from our collaborators or licensees, which currently include Boehringer Ingelheim, Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We have not commercialized any products to date, and if we are not able to do so, whether alone or with a collaborator, we will likely never achieve profitability.

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

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are a number of factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing, such as:

•	continued progress in our research and development programs, as well as the scope of these programs;

•	our ability to establish and maintain collaborative arrangements for the discovery, development and commercialization of our product candidates;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, receipt and amount of revenues and associated royalties to us, if any, from sales of our product candidates;

•	our ability to sell shares of our common stock under the CEFF with Kingsbridge;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	competing technological and market developments.

We expect to seek funding through public or private offerings of equity or debt securities or from existing or new strategic collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish certain rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

If we raise additional funds through the issuance of equity securities, our stockholders would experience dilution of their ownership interest in our company, including as a result of the issuance of warrants in connection with the financing, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, the debt may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.

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

Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events.  For example, we are only eligible to draw down funds under the CEFF at such times as our stock price is above $2.00 per share. Prior to April 30, 2010, Kingsbridge had the right to terminate the CEFF at the end of any consecutive 12-month period during which we failed to draw down at least $1.25 million in funds. We and Kingsbridge have amended the CEFF to remove Kingsbridge’s right to terminate the CEFF in these circumstances.  All other terms and provisions of the CEFF remain in effect and are unaffected by this amendment.  However, if we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF or it otherwise expires, we may be unable to access capital from other sources on favorable terms, or at all.

We filed a registration statement, which became effective in December 2008, with respect to the resale of shares issuable pursuant to the CEFF and underlying a warrant issued to Kingsbridge, and the registration rights agreement requires us to maintain the effectiveness of the registration statement. We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the registration statement and to prohibit Kingsbridge from selling shares under the registration statement for a certain period of time. If we deliver a blackout notice during the 15 trading days following our delivery of shares to Kingsbridge in connection with any draw down, then we may be required to make a payment to Kingsbridge, or issue to Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares purchased by Kingsbridge in the most recent draw down and held by Kingsbridge immediately prior to the blackout period and the decline in the market price, if any, of our common stock during the blackout period. If the trading price of our common stock declines during a blackout period, this blackout payment could be significant.

In addition, if we fail to maintain the effectiveness of the registration statement in circumstances not permitted by our agreement with Kingsbridge, we may be required to make a payment to Kingsbridge, calculated on the basis of the number of shares held by Kingsbridge during the period that the registration statement is not effective, multiplied by the decline in market price, if any, of our common stock during the ineffective period. If the trading price of our common stock declines during a period in which the registration statement is not effective, this payment could be significant.

Should we sell shares to Kingsbridge under the CEFF or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of 6% to 14% from the volume-weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we would need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price would have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price. Moreover, the number of shares that we would be able to issue to Kingsbridge in a particular draw down may be materially reduced if our stock price declines significantly during the applicable eight-day pricing period.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues and results of operations for any given period are based primarily on the following factors:

•	the status of development of our product candidates;

•
the time at which we enter into research and license agreements with strategic collaborators that provide for payments to us, the timing and accounting treatment of payments to us, if any, under those agreements, and the progress made by our strategic collaborators in advancing the development of our product candidates;

•
whether or not we achieve specified research, development or commercialization milestones under any agreement that we enter into with strategic collaborators, and the timely payment by these collaborators of any amounts payable to us;

•	the addition or termination of research programs or funding support under collaboration agreements;

•	the timing of milestone payments under license agreements and other payments that we may be required to make to others;

•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;

•	quarterly fluctuations in the fair value of our common stock warrant liability that are recorded as other income or expense; and

•	general market conditions affecting companies with our risk profile and market capitalization.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this filing.

Risks Relating to Our Common Stock

Substantial sales of shares, or the perception that such sales may occur, could adversely impact the market price of our common stock and our ability to issue and sell shares in the future.

Substantially all of the outstanding shares of our common stock are eligible for resale in the public market. A significant portion of these shares is held by a small number of stockholders. We have also registered shares of our common stock that we may issue under our equity incentive plans and our employee stock purchase plan. In addition, any shares issued to Kingsbridge under our CEFF will be eligible for immediate resale in the public market.

If our stockholders sell substantial amounts of our common stock, or the market perceives that such sales may occur, the market price of our common stock may decline, which could make it more difficult for us to sell equity securities at a time and price that we deem advantageous, which could adverse affect our ability to raise needed capital.

Our stock price may be volatile, and you may lose all or a substantial part of your investment.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE antibody technology platform;

•	announcements of the invalidity of, or litigation relating to, our key intellectual property;

•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic categories as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes generally and those of companies in our industry and companies with similar risk profiles;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other corporate developments by us, our collaborators or our competitors;

•	our ability to successfully complete strategic collaboration arrangements with respect to our product candidates, including our BiTE antibodies and our BiTE antibody platform generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	changes in accounting principles;

•	sales of large amounts of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities, such as chat rooms.

Our stockholder rights plan, anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and affect the voting and other rights of the holders of our common stock, any of which could adversely affect the market price of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include:

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

Risks Relating to Our Collaborations and Clinical Programs

We are dependent on collaborators for the development and commercialization of many of our product candidates. If we lose any of these collaborators, or if they fail or incur delays in the development or commercialization of our current and any future product candidates, our operating results would suffer.

The success of our strategy for development and commercialization of our product candidates depends upon our ability to enter into  and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Boehringer Ingelheim, Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

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

•
Our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the product candidates that are the subject of their collaborations with us or programs licensed from us.

•
Our collaborators may discontinue the development of our product candidates in specific indications, for example as a result of their assessment of the results obtained in clinical trials, or fail to initiate development in indications that have a significant commercial potential.

•
Pharmaceutical and biotechnology companies from time to time re-evaluate their research and development priorities, including in connection with mergers and consolidations, which have been common in recent years. The ability of our product candidates involved in strategic collaborations to reach their potential could be limited if, as a result of changes in priorities, our collaborators decrease or fail to increase spending related to our product candidates, or decide to discontinue the development of our product candidates and terminate their collaboration or license agreement with us. In the event of such a termination, we may not be able to identify and enter into a collaboration agreement for our product candidates with another pharmaceutical or biotechnology company on terms favorable to us or at all, and we may not have sufficient financial resources to continue the development program for these product candidates on our own. As a result, we may fail or incur delays in the development of these product candidates following any termination of the collaboration agreement, or we may need to reallocate financial resources that could cause delays in other development programs for our other product candidates.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations for development and commercialization of new BiTE antibodies or existing product candidates in our development pipeline. We face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. Even if we are successful in establishing a collaboration, the terms of the agreement may not always be favorable to us. Finally, such collaborations or other arrangements may not result in successful products and associated revenue from milestone payments, royalties or profit share payments.

If we cannot successfully establish clinical and regulatory operations in the United States, or if we do not obtain the necessary regulatory approvals from the FDA, the development and commercialization of blinatumomab in the United States may be delayed or may not occur at all.

In November 2009, we and MedImmune terminated our collaboration and license agreement relating to blinatumomab. As a result, we now control the rights to develop and commercialize blinatumomab in the United States. However, we will need to hire personnel in order to prepare and execute our clinical development plan and to obtain the necessary regulatory approvals from the FDA or other regulatory authorities for the development and marketing of blinatumomab in the United States. No patients have been enrolled in clinical trials of blinatumomab in the United States. If we are not able to hire the appropriate personnel, or if the FDA does not grant the necessary approvals, the development of blinatumomab in the United States could be delayed or may never occur. There can be no assurances that we will be able to successfully develop blinatumomab or that such development will not be delayed as a result of financial constraints or if the FDA does not agree with our clinical development plans. There can also be no assurance that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner for the development of blinatumomab in the United States or in any other territories if we desire to do so, or that we will ever be successful, alone or with a collaborator, in commercializing blinatumomab in the United States or in any other territories.

Our planned pivotal clinical trial of blinatumomab may not be sufficient to obtain marketing approval for the treatment of acute lymphoblastic leukemia.

We currently intend to conduct a single-arm, non-blinded pivotal clinical trial of blinatumomab in adult patients with MRD-positive ALL beginning in the third quarter of 2010. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The FDA, as well as the European Medicines Agency, or EMA, and regulatory authorities in other countries generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. Based on our discussions with the EMA, we believe that we will be required to demonstrate more robust efficacy results from our planned single-arm, non-blinded pivotal trial than if we were to conduct multiple, well-controlled trials. Furthermore, our planned pivotal trial will have both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. In addition, based on initial discussions with the FDA, we expect that the study as currently designed (single-arm, non-blinded pivotal clinical trial of blinatumomab with a primary endpoint of MRD response), without a randomized companion study, will not by itself support FDA approval of blinatumomab in this specific setting. Accordingly, we will be initiating exploratory trials in adult patients with relapsed refractory ALL that may serve as the basis for a pivotal trial in that indication.  We believe this development program, considered as a whole, may be sufficient to support FDA approval of blinatumomab in this setting.  If the EMA and FDA conclude that our trial design or the data from our planned pivotal clinical trials are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, they may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical-stage product candidates have not yet been proven to be safe or effective in confirmatory studies. If we discontinue the development of any of our clinical stage product candidates due to adverse events, lack of efficacy, or any other reason, the value of your investment may be adversely affected.

We previously reported that in two phase 2 clinical trials of adecatumumab we did not reach the primary endpoints of the trials in patients with metastatic breast cancer and in patients with prostate cancer. We have also reported that we terminated clinical trials and permanently discontinued the treatment of individual patients with blinatumomab due to adverse events that included infections, neurological events, and liver enzyme increases. With respect to our BiTE antibody MT110, we are conducting a phase 1 dose-escalation clinical trial and may reach the maximum tolerated dose without reaching a dose level at which the product candidate shows a clinically meaningful anti-tumor effect. With all of our clinical-stage product candidates, there can be no assurance that we will not encounter unacceptable adverse events, that any preliminary suggestion of anti-tumor activity of these product candidates will be confirmed in ongoing or future clinical trials, or that ongoing clinical trials will not be suspended or ended for any other reason.

Many of the product candidates in our pipeline are in early stages of development, and our efforts to develop and commercialize these product candidates are subject to a high risk of delay and failure. If we fail to successfully develop our product candidates, our ability to generate revenues will be substantially impaired.

Many of our product candidates are in early stages of clinical and preclinical development, so we will require substantial additional financial resources, as well as research, product development and clinical development capabilities, to pursue the development of these product candidates, and we may never develop an approvable or commercially viable product. The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable, and there is a high rate of failure for product candidates in preclinical development and in clinical trials. Preclinical studies and clinical trials may produce negative, inconsistent or inconclusive results, and the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Further, we or our collaborators may decide, or the FDA, EMA or other regulatory authorities may require us, to conduct preclinical studies or clinical trials or other development activities in addition to those performed or planned by us or our collaborators, which may be expensive or could delay the time to market for our product candidates. In addition, we do not know whether the clinical trials will result in marketable products.

We do not know whether our planned preclinical development or clinical trials for our product candidates will begin on time or be completed on schedule, if at all. The timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients that will be required to enroll in the clinical trials, the inclusion and exclusion criteria used for selecting patients for a particular clinical trial, and the rate at which those patients are enrolled. Any increase in the required number of patients, tightening of selection criteria, or decrease in recruitment rates or difficulties retaining trial participants may result in increased costs, delays in the development of the product candidate, or both.  For example, as described above, we recently informed investigators participating in a Phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer of our intent to discontinue enrollment due to a change in the standard of care in this disease setting, which resulted in slower recruitment than was planned.

Our product candidates may not be effective in treating any of our targeted diseases or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and EMA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, participating patients are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess our proposed development activities. Further, regulators may not approve study protocols at all or in a timeframe anticipated by us if they believe that the study design or the mechanism of action of our product candidates poses an unacceptable health risk to study participants.

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

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators are required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA, EMA and other regulatory authorities that our product candidates are safe and effective. We have limited experience and internal resources for conducting certain preclinical studies and clinical trials and rely primarily on collaborators and contract research organizations for the performance and management of these studies and trials.

We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our reliance on third parties does not relieve us of responsibility for ensuring compliance with appropriate regulations and standards for conducting, monitoring, recording and reporting of preclinical and clinical trials. If our collaborators or contractors fail to properly perform their contractual or regulatory obligations with respect to conducting or overseeing the performance of our preclinical studies or clinical trials, do not meet expected deadlines, fail to comply with the good laboratory practice guidelines or good clinical practice regulations, do not adhere to our preclinical and clinical trial protocols, suffer an unforeseen business interruption unrelated to our agreement with them that delays the clinical trial, or otherwise fail to generate reliable clinical data, then the completion of these studies or trials may be delayed, the results may not be useable and the studies or trials may have to be repeated, and we may need to enter into new arrangements with alternative third parties. Any of these events could cause our clinical trials to be extended, delayed, or terminated or create the need for them to be repeated, or otherwise create additional costs in the development of our product candidates and could adversely affect our and our collaborators’ ability to market a product if marketing approvals are obtained.

Even if we complete the lengthy, complex and expensive development process, there is no assurance that we or our collaborators will obtain the regulatory approvals necessary for the launch and commercialization of our product candidates.

To the extent that we or our collaborators are able to successfully complete the clinical development of a product candidate, we or our collaborators will be required to obtain approval by the FDA, EMA or other regulatory authorities prior to marketing and selling the product candidate in the United States, the European Union or other countries. The process of preparing and filing applications for regulatory approvals with the FDA, EMA and other regulatory authorities, and of obtaining the required regulatory approvals from these regulatory authorities, is expensive and may take several years or more. This process is further complicated because some of our product candidates use non-traditional materials in novel ways, and regulatory officials may have little precedent to follow.

Any marketing approval by the FDA, EMA or other regulatory authorities may be subject to limitations on the indicated uses for which we or our collaborators can market the product candidate. These limitations could restrict the size of the market for the product and affect reimbursement levels by third-party payers.

As a result of these factors, we or our collaborators may not successfully launch and commercialize any product candidates in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.

Risks Relating to Our Operations, Business Strategy, and the Life Sciences Industry

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition with existing and new products being developed by biotechnology and pharmaceutical companies, as well as universities and other research institutions. Research in the field of antibody-based therapeutics for the treatment of cancers is highly competitive. A number of entities are seeking to identify and patent antibodies, as well as potentially active proteins and other potentially active compounds without specific knowledge of their therapeutic functions. Our competitors may discover, characterize or develop molecules or genes into therapeutic product candidates in advance of us.

Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology and pharmaceutical companies could render our programs or product candidates uneconomical or result in therapies that are superior to those that we are developing alone or with a collaborator. We and our collaborators face competition from companies that may be more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly that are safer, more effective, or have fewer side effects, or are less expensive, or they may discover, develop and commercialize products that render our product candidates non-competitive or obsolete. We expect competition to intensify in antibody research as technical advances in the field are made and become more widely known.

We may not be successful in our efforts to expand our portfolio of product candidates.

A key element of our strategy is to discover, develop and commercialize a portfolio of new BiTE antibody therapeutics. We are seeking to do so through our internal research programs, which could place a strain on our human and capital resources. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, regardless of whether or not any suitable candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates suitable for clinical development. If we are unable to discover, develop or in-license suitable potential product candidates on acceptable business terms, our business prospects will suffer.

 We and our collaborators are subject to governmental regulations in addition to those imposed by the FDA and EMA and may not be able to comply with these regulations. Any non-compliance could subject us or our collaborators to penalties and otherwise result in the limitation of our operations.

In addition to regulations imposed by the FDA, EMA and other health regulatory authorities, we and our collaborators are subject to regulation in the United States under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations, or comparable laws and regulations in Europe and other countries. From time to time, other governmental agencies and legislative or international governmental bodies have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our or our collaborators’ businesses, or whether we or our collaborators would be able to comply, without incurring unreasonable expense, or at all, with any applicable regulations.

Our growth could be limited if we are unable to attract and retain key personnel and consultants.

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA, EMA or other regulatory authorities. Our success depends on our ability to attract, train and retain qualified scientific and technical personnel, including consultants, to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business or our ability to expand our development programs. Competition for skilled personnel is intense and the turnover rate can be high. Competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain qualified personnel on acceptable terms. As a result, locating candidates with the appropriate qualifications can be difficult, and we may not be able to attract and retain sufficient numbers of highly skilled employees in order to operate our business.

Any growth and expansion into areas and activities that may require additional personnel or expertise, such as in regulatory affairs, quality assurance and control, or compliance, would require us to either hire new personnel or to obtain such services from a third party. The pool of personnel with the skills that we require could be limited, and we may not be able to hire or contract such additional personnel on commercially reasonable terms, or at all. Failure to attract and retain personnel would likely prevent us from developing and commercializing our product candidates.

Even if regulatory authorities approve our product candidates for marketing, we may fail to comply with ongoing regulatory requirements or experience unanticipated problems with marketed products, which could then be subject to restrictions or withdrawal from the market.

Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, will be subject to periodic review and inspection by the FDA, EMA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, limitations in the scope of our approved labeling, withdrawal of the approved products from the market, voluntary or mandatory recall and associated publicity requirements, fines, suspension or withdrawal of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties, any of which would have a material and adverse effect on our business.

The procedures and requirements for granting marketing approvals vary among countries, which may cause us to incur additional costs or delays or may prevent us from obtaining marketing approvals in different countries and regulatory jurisdictions.

We intend to market our product candidates in many countries and regulatory jurisdictions. In order to market our product candidates in the United States, the European Union and many other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions, and can involve additional clinical trials or other tests. Also, the time required to obtain approval in markets outside of the United States and Europe may differ from that required to obtain FDA and EMA approval, while still including all of the risks associated with obtaining FDA and EMA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the United States or the EMA in the European Union, does not ensure approval by a regulatory authority in another country. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any or all of the countries or regulatory jurisdictions in which we desire to market our product candidates.

If we fail to obtain an adequate level of reimbursement from third-party payers for any approved products, there may be no commercially viable markets for these products or the markets may be much smaller than expected. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare costs to contain or reduce costs of healthcare may adversely affect our ability to generate revenues and achieve profitability, the future revenues and profitability of our potential customers, suppliers and collaborators, and the availability of capital.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates, as well as the efficacy, safety and cost-effectiveness of any competing products, will determine in part the availability and level of reimbursement. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. Given recent federal and state government initiatives directed at lowering the total cost of healthcare in the United States, the U.S. Congress and state legislatures will likely continue to focus on reducing the cost of prescription drugs and on the reform of the Medicare and Medicaid systems. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take between six and twelve months, or longer, after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates becomes unavailable or limited in scope or amount, or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.

We are unable to predict what additional legislation or regulation, if any, relating to the healthcare industry, drug importation from foreign countries, or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other healthcare system reforms that are adopted or implemented could have a material adverse effect on our ability to commercialize successfully any future products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

If our product candidates are not accepted by physicians and patients, our ability to generate product revenue in the future will be adversely affected.

Our product candidates, if successfully developed and approved by regulatory authorities, may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of and demand for any product candidate that we may develop will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	the timing of our market entry relative to competitive treatments;

•	cost-effectiveness;

•	effectiveness of our marketing and pricing strategy;

•	publicity concerning our product candidates or competitive products;

•	the strength of marketing and sales support; and

•	our ability to obtain third-party coverage or reimbursement.

If any product candidates for which we may receive marketing approval fail to gain market acceptance, our ability to generate product revenue in the future will be adversely affected.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs and biologics. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If any of our product candidates is approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we could be exposed to significant liabilities, which may cause a loss of revenue or otherwise harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, injury to our reputation, or reduced acceptance of our product candidates in the market. If we are sued for any injury caused by any future products, any resulting liability could exceed our total assets.

Our operations involve hazardous materials that require us to comply with environmental laws and regulations, which can be expensive.

Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject in the United States to a variety of federal, state and local regulations, and in Europe to European, national, state and local regulations, relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances, and we may store certain low-level radioactive waste at our facilities until the materials are no longer considered radioactive. We cannot, however, eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations that could impose greater compliance costs and increased risks and penalties associated with violations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines, substantial investigation and remediation costs, and costs associated with complying with environmental laws and regulations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental and safety laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.

Risks Relating to Our Intellectual Property and Litigation

We may not be able to obtain or maintain adequate patents and other intellectual property rights to protect our business and product candidates against competitors.

We believe that the value of our company will be significantly enhanced if we are able to obtain adequate patents and other intellectual property rights that protect our business and product candidates against competitors. For that reason, we allocate significant financial and personnel resources to the filing, prosecution, maintenance and defense of patent applications, patents and trademarks claiming or covering our product candidates and key technology relating to these product candidates.

To date, we have sought to protect our proprietary positions related to our important technology, inventions and improvements by filing patent applications in the United States, Europe and other jurisdictions throughout the world. Because the patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty, and we cannot be certain that patents will issue on pending or future patent applications that cover our product candidates and technologies. Claims could be restricted in prosecution that might lead to a scope of protection that is of minor value for a particular product candidate. Patents, even if issued, may be challenged and sought to be invalidated by third parties in litigation. In addition, U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office, while European patents may be subject to opposition proceedings in the European Patent Office.  Similar proceedings to challenge patents may be available in countries outside of Europe or the United States.

Any interference, reexamination or opposition proceedings could result in either a loss of the patent or a denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Thus, any patents that we own or license from others may not ultimately provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding could result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product or product candidate to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued for a number of reasons.  In addition, we rely on third-party payment services and external law firms for the payment of foreign patent annuities and other fees, and non-payment or delay in payment of such fees, whether intentional or unintentional, could result in the loss of patents or other rights important to our business.

Even if patents issue, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed, which fall outside the scope of our patents. Our products or technology could also be copied by competitors after expiration of the patent life. Furthermore, claims of our current or former employees related to their inventorship or compensation pursuant to the German Act on Employees’ Inventions could lead to legal disputes.

We may incur substantial costs in enforcing our patents against third parties. If we are unable to protect our intellectual property rights, our competitors may develop or market products with similar features that may reduce demand for our potential products.

We own or control a substantial portfolio of issued patents. From time to time, we may become aware of third parties that undertake activities that infringe our patents. We may decide to grant those third parties a license under our patents, or to enforce the patents against those third parties by pursuing an infringement claim in litigation. If we initiate patent infringement litigation, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. In addition, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology-related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace.

Our ability to enforce our patents may also be restricted under applicable law. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property rights, which makes it difficult to stop infringement. In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the compounds used in their products or the methods used in the research and development of their products. If we are unable to enforce our patents against infringers, it could have a material adverse effect on our competitive position and our ability to develop and commercialize our product candidates.

If we are not able to protect and control our unpatented trade secrets, know-how and other technology, we may suffer competitive harm.

We rely on proprietary trade secrets and unpatented know-how to protect our research, development and manufacturing activities and maintain our competitive position, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. Although we attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute confidentiality and non-use agreements, we cannot guarantee that these agreements will provide meaningful protection or will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets or proprietary know-how will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates. If any trade secret, know-how or other technology not protected by a patent or intellectual property right were disclosed to, or independently developed by a competitor, our business, financial condition and results of operations could be materially and adversely affected.

If third parties claim that our product candidates or technologies infringe their intellectual property rights, we may become involved in expensive patent litigation, which could result in liability for damages or require us to stop the development or commercialization of our product candidates, even if they have been approved and launched in the market, or we could be forced to obtain a license and pay royalties under unfavorable terms.

Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Our competitors or other third parties may obtain patents that may claim the composition, manufacture or use of our product candidates or the technology required to perform research and development activities relating to our product candidates.

From time to time we receive correspondence inviting us to license patents from third parties. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by U.S. federal statutes and by similar research exemptions in Europe, claims may be brought against us in the future based on patents held by others. Also, we are aware of patents and other intellectual property rights of third parties relating to our areas of practice, and we know that others have filed patent applications in various countries that relate to areas in which we are developing product candidates. Some of these patent applications have already resulted in patents and some are still pending. In addition, there is a delay between the filing of a patent application and its publication, and as a result we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made.

All issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries. Issued patents held by others may therefore limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction.  For example, we are aware that GlaxoSmithKline holds U.S. and European patents claiming the administration of anti-EpCAM antibodies with certain chemotherapeutic agents. We have completed a phase 1b clinical trial evaluating adecatumumab in combination with docetaxel under our collaboration agreement with Merck Serono and, while we have no current plans to continue the development of this combination, if we and Merck Serono were to pursue further development and seek marketing approval for this combination at a time when this patent remains in effect, GlaxoSmithKline could attempt to enjoin Merck Serono from commercializing the combination of adecatumumab and docetaxel or require Merck Serono to take a license under its patent, which Merck Serono may not be able to obtain on commercially reasonable terms, if at all. If Merck Serono were required to make royalty payments to GlaxoSmithKline or other third parties that hold patents that would be infringed by the manufacture, use or sale of adecatumumab, and if these royalty payments to third parties were to exceed a threshold percentage specified in our collaboration agreement, Merck Serono would have the right to credit a portion of these royalty payments against royalty payments due to us, which would adversely affect our revenues.

We and our collaborators may not have rights under some patents that cover the composition of matter, manufacture or use of product candidates that we seek to develop and commercialize, drug targets to which our product candidates bind, or technologies that we use or may seek to use in our research and development activities. As a result, our ability to develop and commercialize our product candidates may depend on our ability to obtain licenses or other rights under these patents. The third parties who own or control such patents may be unwilling to grant those licenses or other rights to us or our collaborators under terms that are commercially viable, if at all. Third parties who own or control these patents could bring patent infringement claims against us or our collaborators and seek monetary damages or to enjoin further clinical testing, manufacturing and marketing of our product candidates.

If a third party brings a patent infringement suit against us, and we do not settle the suit and are not successful in defending against the patent infringement claims, we could be required to pay substantial damages or to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. We or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. However, there can be no assurance that any such license would be available on acceptable terms or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.  Ultimately, as a result of patent infringement claims, we could be prevented from commercializing a product candidate or forced to cease some aspect of our business operations, which would harm our business.

 Our success depends on our ability to maintain and enforce our licensing arrangements with various third party licensors.

We are party to intellectual property licenses and agreements that are important to our business, and we expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, milestone payments, indemnification, insurance and other obligations on us. Moreover, certain of our license agreements contain an obligation for us to make payments to our licensors based upon revenues received in connection with such licenses. If we or our collaborators fail to perform under these agreements or we otherwise breach our obligations, our licensors may terminate these agreements, we could lose licenses to intellectual property rights that are important to our business and could be required to pay damages to our licensors. Any such termination could materially harm our ability to develop and commercialize the product candidate that is the subject of the agreement.

If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business, and we expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on them. If a third party fails to comply with its obligations, we generally retain the right to terminate the agreement. In the event of breach, we may also enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending or, to our knowledge, threatened, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against potential claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates.

Risks Relating to Manufacturing and Sales

We depend on our collaborators and third-party manufacturers to produce our product candidates, and if these third parties do not successfully manufacture these product candidates, or do not follow current good manufacturing practices or do not maintain their facilities in accordance with these practices, our product development and commercialization efforts may be harmed.

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. For example, as a result of the termination of our collaboration with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials and have engaged Lonza AG as our contract manufacturer.  To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties such as our agreement with Lonza, we are dependent upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Lonza or other contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed.

Product candidates used in clinical trials or sold after marketing approval has been obtained must also be manufactured in accordance with current good manufacturing practices, or cGMP, regulations. There are a limited number of manufacturers that operate under these regulations, including the FDA’s and EMA’s good manufacturing practices regulations, and that are capable of manufacturing our product candidates. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Also, manufacturing facilities are subject to ongoing periodic, unannounced inspection by the FDA, EMA and other regulatory agencies or authorities, to ensure strict compliance with cGMP and other governmental regulations and standards.

A failure of third-party manufacturers to follow cGMP or other regulatory requirements, or to document their adherence to such practices, may lead to significant delays in the availability of product candidates for use in a clinical trial or for commercial sale, the termination of, or hold on, a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. In addition, as a result of such a failure, we could be subject to sanctions, including fines, injunctions and civil penalties, refusal or delays by regulatory authorities to grant marketing approval of our product candidates, suspension or withdrawal of marketing approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

If we were required to change manufacturers for any reason, we may be required to conduct additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with applicable current good manufacturing practices, which could require further FDA or EMA approval. This revalidation may be costly and time-consuming, and if we are unable to arrange for third-party manufacturing of our product candidates, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our product candidates.

The transfer of the manufacturing process for blinatumomab from MedImmune may not be successful, which could result in a shortage of clinical trial materials and a delay in the development of blinatumomab.

As described above, we are responsible for the manufacture of blinatumomab for clinical trials and have engaged Lonza as our contract manufacturer. We do not expect Lonza to initiate the manufacture of clinical supply of blinatumomab until at least the end of 2010. Until then, we plan to utilize the inventory of blinatumomab produced by MedImmune prior to the termination of the collaboration.

We believe that the existing stock of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until Lonza-supplied blinatumomab becomes available.  However, if there is a delay in Lonza’s ability to provide us with blinatumomab, we may have to delay our planned clinical trials, which could have a material adverse effect on our business. Furthermore, as part of the termination of our collaboration, MedImmune is required to perform studies confirming that the stock of blinatumomab supplied by MedImmune to us is stable and within our required specifications. If MedImmune ceases to perform these stability studies or to deliver the data from the stability studies as required, or if the data indicate that the stock of blinatumomab has degraded to an extent that it no longer meets the required specifications, we may not have sufficient quantities of the product candidate required to perform the planned clinical trials with blinatumomab. There can be no assurance that the transferred materials will be sufficient for use in our clinical trials, or that we or Lonza will be able to implement the manufacturing process transferred from MedImmune in a manner that results in clinical trial materials with specifications comparable to the clinical trial materials produced by MedImmune during the course of our collaboration. Any of these or similar or other events could cause delays in the development and potential regulatory approval of blinatumomab, which would have an adverse effect on its commercial potential.

We have no sales, marketing or distribution experience and will depend significantly on third parties who may not be able to successfully sell our product candidates following approval.

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our existing collaboration agreements with Boehringer Ingelheim, Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune and TRACON, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future, and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales by us. Third parties with whom we have marketing or distribution agreements could sell competing products and may devote insufficient sales efforts to our product candidates following their approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. For example, under our collaboration agreement with Boehringer Ingelheim, we have the right to co-promote in the United States any approved products resulting from the collaboration. If we determine to perform sales, marketing and distribution functions ourselves, then we could face a number of additional risks, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003.

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.

3.3
Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004.

3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007.

10.1(+)	Collaboration and License Agreement, dated as of May 5, 2010, by and between Micromet AG and Boehringer Ingelheim International GmbH, filed herewith.

10.2	Amendment No. 1 to Common Stock Purchase Agreement, dated April 30, 2010, by and between Micromet, Inc. and Kingsbridge Capital Limited, filed herewith.

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(*)
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit (indicated by [***]) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

Exhibit List

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2003.

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.

3.3
Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2004.

3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007.

10.1(+)	Collaboration and License Agreement, dated as of May 5, 2010, by and between Micromet AG and Boehringer Ingelheim International GmbH, filed herewith.

10.2	Amendment No. 1 to Common Stock Purchase Agreement, dated April 30, 2010, by and between Micromet, Inc. and Kingsbridge Capital Limited, filed herewith.

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(*)
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit (indicated by [***]) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.