Form 10-Q
period 2010-09-30
MICROMET, INC.
filed 2010-11-09
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on November 2, 2010 was 80,999,320.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,746	$113,434
Short-term investments	61,820	4,169
Accounts receivable	2,460	464
Prepaid expenses and other current assets	3,284	2,156
Total current assets	167,310	120,223
Property and equipment, net	5,157	3,959
Goodwill	6,462	6,462
Patents, net	485	1,016
Long-term investments	2,751	-
Restricted cash	2,114	3,153
Total assets	$184,279	$134,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,479	$6,053
Accrued expenses	9,697	16,360
Common stock warrants liability	18,726	20,244
Current portion of deferred revenue	8,813	9,838
Total current liabilities	42,715	52,495
Deferred revenue, net of current portion	21,934	13,281
Other non-current liabilities	1,348	2,196
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 80,999 shares issued and outstanding at September 30, 2010 and 69,178 shares issued and outstanding at December 31, 2009	3	3
Additional paid-in capital	396,865	314,627
Accumulated other comprehensive income	7,080	8,062
Accumulated deficit	(285,666)	(255,851)
Total stockholders' equity	118,282	66,841
Total liabilities and stockholders' equity	$184,279	$134,813

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Collaboration agreements	$6,464	$3,361	$19,027	$15,261
License fees and other	194	660	490	1,153
Total revenues	6,658	4,021	19,517	16,414
Operating expenses:
Research and development	11,468	12,871	35,684	30,151
General and administrative	4,650	4,261	15,258	11,936
Total operating expenses	16,118	17,132	50,942	42,087
Loss from operations	(9,460)	(13,111)	(31,425)	(25,673)
Other income (expense):
Interest expense	(230)	(52)	(378)	(222)
Interest income	303	66	533	346
Change in fair value of warrants	(753)	(6,354)	1,518	(8,183)
Other expense, net	(278)	(441)	(63)	(437)
Net loss	$(10,418)	$(19,892)	$(29,815)	$(34,169)

Basic and diluted net loss per common share	$(0.13)	$(0.32)	$(0.38)	$(0.62)
Weighted average shares used to compute basic and diluted net loss per share	80,992	62,655	77,652	55,058

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(29,815)	$(34,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,647	2,484
Accretion on lease liability	435	374
Non-cash change in fair value of common stock warrants liability	(1,518)	8,183
Stock-based compensation expense	5,828	4,344
Impairment of long-term assets	—	2,585
Net loss on disposal of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable	(1,863)	1,571
Prepaid expenses and other assets	(135)	75
Accounts payable, accrued expenses and other liabilities	(7,000)	627
Deferred revenue	8,583	744
Net cash used in operating activities	(23,838)	(13,146)
Cash flows from investing activities:
Purchases of investments	(93,942)	(27,974)
Proceeds from the maturity of investments	33,861	15,900
Purchases of property and equipment	(2,483)	(666)
Net cash used in investing activities	(62,564)	(12,740)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	75,387	80,029
Proceeds from exercise of stock options	697	1,110
Proceeds from exercise of warrants	327	—
Principal payments on debt obligations	—	(2,187)
Principal payments on capital lease obligations	(145)	(92)
Net cash provided by financing activities	76,266	78,860
Effect of exchange rate changes on cash and cash equivalents	(3,552)	887
Net (decrease) increase in cash and cash equivalents	(13,688)	53,861
Cash and cash equivalents at beginning of period	113,434	46,168
Cash and cash equivalents at end of period	$99,746	$100,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$395	$236
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$28	$653

The accompanying notes are an integral part of these financial statements.

Note 1.	Business Overview

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

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three and nine months ended September 30, 2010 and 2009, our financial position at September 30, 2010 and our cash flows for the nine months ended September 30, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of our future financial results.

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

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. As of September 30, 2010 and December 31, 2009, we had a total of $3.1 million and $3.2 million, respectively, in certificates of deposit relating to these letters of credit.  As of September 30, 2010, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.1 million is classified as non-current restricted cash.  As of December 31, 2009 total restricted cash of $3.2 million is classified as non-current restricted cash.

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

The amortized cost, net unrealized gain or loss and estimated fair value of investments by security type were as follows at September 30, 2010 and December 31, 2009 (in thousands):

Securities at September 30, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$49,970	$2	$(46)	$49,926
U.S. corporate bonds	14,642	5	(2)	14,645
Total	$64,612	$7	$(48)	$64,571

Securities at December 31, 2009:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$4,174	$—	$(5)	$4,169
U.S. corporate bonds	—	—	—	—
Total	$4,174	$—	$(5)	$4,169

All securities with an unrealized loss have been in a continuous unrealized loss position for less than one year.  We have determined that the decline in fair value of these investments is temporary.  We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

The following table summarizes the contractual maturities of marketable investments at September 30, 2010 and December 31, 2009 (in thousands):

Securities at September 30, 2010:	Amortized Cost	Fair Value
Due in less than one year	$61,860	$61,820
Due in one to two years	2,752	2,751
Due after two years	—	—
Total	$64,612	$64,571

Securities at December 31, 2009:	Amortized Cost	Fair Value
Due in less than one year	$4,174	$4,169
Due in one to two years	—	—
Due after two years	—	—
Total	$4,174	$4,169

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

Goodwill

We review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. We have selected October 1 as our annual goodwill impairment testing date.  A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that unit. We have determined that we have only one reporting unit, the development of biopharmaceutical products. We would determine the amount of impairment to be recognized if the fair value of the reporting unit is less than its carrying amount.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We determine recoverability by comparing projected undiscounted cash flows associated with such assets to their carrying values. If carrying value exceeds the undiscounted cash flows, then we would determine the fair value of the asset.  The excess between carrying value and fair value would be recognized as an impairment charge.

Common Stock Warrants Liability

In 2007, we completed a private placement of common stock and issued warrants to purchase additional shares of common stock.    Due to provisions in the common stock warrant agreement requiring cash settlement of the warrants in certain circumstances, these warrants are required to be classified as a liability, although management believes that the circumstances requiring cash settlement are remote. The warrant liability is recorded at fair value and is adjusted each reporting period using the Black-Scholes option pricing model (see Note 4), with changes in value included as a change in fair value of warrants in other income (expense).

Other Income

Other income consists primarily of realized foreign currency gains and losses.  We initially record transactions in foreign currencies at the functional currency at the date of the transaction.  We then remeasure monetary assets and liabilities denominated in foreign currencies into the functional currency at the exchange rate in effect at the balance sheet date. Transaction losses amounted to $283,000 and $285,000 for the three months ended September 30, 2010 and 2009, respectively, and $56,000 and $325,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is primarily the result of foreign currency exchange translation adjustments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(10,418)	$(19,892)	$(29,815)	$(34,169)
Foreign currency translation adjustments	3,544	974	(952)	2,566
Unrealized loss on available-for-sale investments	(22)	(42)	(32)	(22)
Comprehensive loss	$(6,896)	$(18,960)	$(30,799)	$(31,625)

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

We account for uncertain tax positions pursuant to ASC Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ). Under ASC Topic 740, financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and our recent financial operations. It is our policy to record interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted net loss per share is calculated by dividing our net loss by the weighted average number of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As a result of our net loss for the three and nine months ended September 30, 2010 and 2009, our basic and diluted net loss per share are the same.  The following options and warrants to purchase additional shares were excluded from the diluted net loss per share calculation, as their effect would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Options outstanding	12,069	9,099	12,069	9,099
Warrants outstanding	8,058	8,222	8,058	8,222
Total shares excluded from calculation	20,127	17,321	20,127	17,321

Recent Accounting Standards and Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to record milestone payments in their entirety in the period received. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for interim periods for fiscal years beginning on or after June 15, 2010. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application for all prior periods is also permitted. This ASU will be effective for the Company on January 1, 2011.  We are assessing the potential impact, if any, ASU No. 2010-17 may have on our consolidated financial statements.

Note 4.    Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$99,746	$99,746	$—	$—
Restricted cash	3,114	3,114	—	—
Short-term investments:
Foreign government bonds	49,926	—	49,926	—
U.S. corporate bonds	11,894	—	11,894	—
Long-term investments:
U.S. corporate bonds	2,751	—	2,751	—
Total assets	$167,431	$102,860	$64,571	$—
Liabilities:

Common stock warrant liability	$(18,726)	$—	$—	$(18,726)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2010.  The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$(17,973)	$(14,123)	$(20,244)	$(12,294)
Transfers to (from) Level 3	—	—	—	—
Total gains/(losses) realized/ unrealized included in earnings	(753)	(6,354)	1,518	(8,183)
Purchases/ issuances/ settlements, net	—	—	—	—
Ending balance	$(18,726)	$(20,477)	$(18,726)	$(20,477)

We estimate the fair value of the common stock warrant liability using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions.  These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the estimated life of the warrant.  The risk-free rate of interest is based on the interest rate of U.S. Treasury obligations that approximate the expected term of the warrant.  The expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.  Expected volatility is based on our historical volatility.

Note 5.	Deferred Revenue

We have recorded deferred revenues from our research and development agreements as follows (in thousands):

	September 30,	December 31,
	2010	2009
Boehringer Ingelheim	$6,664	$—
Nycomed	7,536	6,493
Sanofi-aventis	6,478	11,042
Bayer Schering Pharma	6,280	608
TRACON	1,146	1,221
Merck Serono	2,102	3,331
Other	541	424
Subtotal	$30,747	$23,119
Current portion	(8,813)	(9,838)
Long-term portion	$21,934	$13,281

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

Note 6.	Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Facility lease exit liability	$1,119	$1,276
GEK subsidy	90	137
Asset retirement obligation	613	567
Capital lease obligations	595	757
Other	14	18
Subtotal	2,431	2,755
Less current portion included in accrued expenses	(1,083)	(559)
Other non-current liabilities	$1,348	$2,196

Facility Lease Exit Liability and Restructuring Provision

We acquired a facility lease exit liability as of May 2006, the date of our merger with CancerVax Corporation.  In April 2007, we fully subleased this facility.  We review the adequacy of our estimated exit accruals on an ongoing basis.

The following table summarizes the activity for these facility lease exit obligations during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$1,179	$1,365	$1,276	$1,432
Amounts paid in period	(112)	(105)	(320)	(298)
Accretion expense	52	61	163	187
Ending balance	$1,119	$1,321	$1,119	$1,321

The accretion expense is included in general and administrative expenses.  Of the $1,119,000 lease exit liability as of September 30, 2010, $786,000 is current and included in accrued expenses and $333,000 is included in other non-current liabilities.

Note 7.	Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell, and obligates Kingsbridge to purchase, shares of our common stock from time to time through December 2011 for up to $75.0 million, subject to certain conditions and restrictions.  As of September 30, 2010, Kingsbridge’s remaining commitment under the CEFF is equal to the lesser of $69.7 million or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103.  Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers, including acute lymphoblastic leukemia, or ALL. Although CD19 is widely expressed on cancer cells of ALL patients, no treatments targeting CD19 are currently commercially available.  In December 2009, we presented final data indicating that 80% of the evaluable ALL patients participating in a phase 2 clinical trial with blinatumomab had achieved the primary endpoint of the trial, which was the elimination of residual cancer cells to an undetectable level.

 In September 2010, we initiated a European pivotal, multi-center, single-arm study—which we refer to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement)—in adult patients with minimal residual disease (MRD) positive B-precursor ALL, as well as a phase 2, single-arm trial in adult patients with relapsed or refractory B-precursor ALL.  We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

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

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of solid tumors.  MT110 binds to the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.  We recently recalled a batch of diluent, a liquid used to dilute MT110 drug product for administration to patients, due to potential damage to the primary packaging material of the diluent. Due to the batch recall, we currently do not have diluent available for the ongoing phase 1 clinical trial with MT110 and are therefore not treating patients in the trial. Production of a new batch of diluent is ongoing at a third party manufacturer and we expect to resume treatment of patients in the phase 1 trial in the first quarter of 2011.  We expect to provide an update on data from the clinical trial in the second half of 2011.

We have several additional BiTE antibodies at different stages of lead candidate selection, preclinical and clinical development and have entered into strategic collaborations with pharmaceutical companies for four of these BiTE antibodies, as follows.  We are developing the BiTE antibody MT111, targeting carcinoembryonic antigen, or CEA, for the treatment of solid tumors in collaboration with MedImmune. MedImmune plans to initiate a phase 1 clinical trial with MT111 in patients with advanced gastrointestinal cancers, based on an investigational new drug application, or IND, accepted by the U.S. Food and Drug Administration, or FDA. We are collaborating with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies targeting other solid tumor targets.  Most recently, in May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim for the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Our human monoclonal antibody MT203, which neutralizes the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis.  MT203 is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. We have licensed our monoclonal antibody MT293, also known as TRC093, to TRACON Pharmaceuticals, Inc.  TRACON has reported final results from its phase 1 clinical trial of MT293 for the treatment of cancer patients.  Another conventional monoclonal antibody, adecatumumab, also known as MT201, binds to EpCAM and is being developed in collaboration with Merck Serono.  We recently discontinued enrollment in a phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer, due to a change in the standard of care in this disease setting which resulted in slower recruitment than was planned. All patients currently enrolled in the trial will continue to be treated according to the clinical trial protocol.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead compound to the completion of preclinical studies and clinical trials, before applying for marketing approval from the FDA, the European Medicines Agency, or EMA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

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

Since 2007, we have tracked our external research and development expenses by major project candidate development program or allocated the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three and nine months ended September 30, 2010 and 2009 and cumulative amounts expended since 2007 are summarized in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	Cumulative
Blinatumomab	$2.3	$1.3	$8.1	$3.1	$27.3
MT203	0.8	—	2.9	1.6	16.1
Adecatumumab	0.2	0.9	0.7	1.7	6.4
MT110	0.8	0.5	2.7	1.2	7.5
BiTE antibody platform and other	0.7	1.0	2.3	2.2	9.4
Unallocated salary and overhead	5.4	7.7	15.9	18.0	79.7
Stock-based compensation	1.3	1.4	3.1	2.4	9.0
Total	$11.5	$12.9	$35.7	$30.2	$155.4

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues.   The following table summarizes our sources of revenue for the periods presented (in millions):

	Three Months Ended September 30,
	2010	2009
Research and development revenue by collaborator:
Bayer Schering Pharma	$2.3	$1.6
Nycomed	0.9	0.7
Sanofi-aventis	1.5	—
Merck Serono	0.7	0.7
MedImmune	1.0	0.3
Boehringer Ingelheim	0.1	—
TRACON	—	0.1
Total collaborative R&D revenue	6.5	3.4
License and other revenue	0.2	0.6
Total revenues	$6.7	$4.0

Collaborative R&D Revenue.   Collaborative R&D revenue generally consists of reimbursements for full-time equivalents and pass-through expenses we incur under each collaborative agreement.

Bayer Schering Pharma.    Revenues under this agreement represent Bayer Schering Pharma’s responsibility for the full cost of the product development program under this collaboration, plus a portion of up-front payments we have received that are being amortized into revenue over time. During the quarter ended September 30, 2010, we recognized $1.9 million in revenue as reimbursement for our preclinical development activities, and we recognized an additional $0.4 million during the quarter, which represents a portion of the up-front payment of approximately $7.0 million from Bayer Schering Pharma that is being recognized over a 54-month period ending in 2014.  As the development program did not commence until January 2010, we did not recognize any reimbursement revenue under this agreement during 2009.  The $1.6 million in revenue recognized for the three months ended September 30, 2009 represents approximately one-fourth of the $6.0 million option fee received in January 2009 that we recognized as revenue over the option period of one year.

Nycomed.  Revenues under this agreement reflect Nycomed’s responsibility for the full cost of the MT203 product development program. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing the up-front payment we received from Nycomed into revenue over a 20-year period ending in 2027.  The increase in revenue of $0.2 million for the three months ended September 30, 2010, as compared to the same period in 2009, was due to pass-through expenses related to manufacturing of MT203.

Sanofi-aventis.    Revenues under this agreement represent sanofi-aventis’ responsibility for the full cost of the product development program under this collaboration, which began in the second half of 2009. For the three months ended September 30, 2010, we recognized $1.2 million in revenue as reimbursement for our preclinical development activities and an additional $0.3 million representing a portion of the up-front payment of approximately $7.3 million from sanofi-aventis that is being recognized over a 74-month period ending in 2015.

Merck Serono.  Revenues under this agreement reflect a portion of the up-front payment we received from Merck Serono that is being recognized over time, as well as Merck Serono’s responsibility for the full cost of the adecatumumab development program up to a predetermined maximum amount.  This maximum amount has been reached and Micromet is now responsible for further expenses associated with the wind-down of the phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer. As discussed above, enrollment in this study has been discontinued. We expect no further reimbursement revenues pending our and Merck Serono’s determination of the next steps for the development of this product candidate.  The revenue of $0.7 million for the three months ended September 30, 2010 and 2009 represents a portion of the up-front payment that is being recognized through 2012.

MedImmune.  Revenues under this agreement generally represent reimbursements from MedImmune for our costs incurred in the development of MT111. The $1.0 million of revenue recorded during the third quarter of 2010 resulted from a milestone payment due to us upon MedImmune’s filing of an IND for a phase 1 clinical trial of MT111.

Boehringer Ingelheim.   We entered into the collaboration agreement with Boehringer Ingelheim during the second quarter of 2010.  The revenues recognized for the period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030.

License and Other Revenue.   License and other revenue consists primarily of revenues from licenses of our patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.  We do not expect future revenue from these licenses to be material.    The reduction in license and other revenue during the three months ended September 30, 2010 as compared to the same period of 2009 resulted from the election by some of our licensees not to renew their licenses.

Research and Development Expenses.    Research and development expenses decreased by $1.4 million, or 10.9%, to $11.5 million for the three months ended September 30, 2010 from $12.9 million for the same period of 2009.  The decrease was largely the result of a patent impairment charge of $2.6 million recorded during the three months ended September 30, 2009, and decreases in the cost of our MT201 program of $0.8 million due to the wind-down of the Phase 2 clinical trial.  These decreases were partially offset by increases in the MT103 program of $1.0 million due to increased manufacturing and clinical activities, an increase of $0.8 million in the MT203 program primarily due to manufacturing costs and an increase of $0.3 million in the Bayer Schering Pharma program as formal collaboration activities commenced during 2010.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance costs and professional fees for legal and audit services. General and administrative expenses increased by $0.4 million, or 9.1%, to $4.7 million for the three months ended September 30, 2010 from $4.3 million for the same period in 2009.  The increase was the result of higher stock-based compensation expense of $0.4 million and increases in personnel costs due to new hires of $0.4 million, partially offset by a decrease in legal fees of $0.2 million due to the settlement of a legal dispute that was ongoing during the same period in 2009.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and amounted to $230,000 and $52,000 for the three months ended September 30, 2010 and 2009, respectively.

Interest Income.   Interest income for the three months ended September 30, 2010 and 2009 was $303,000 and $66,000, respectively. The increase is due to higher investment balances during the three months ended September 30, 2010 over the same period in 2009.

Change in Fair Value of Common Stock Warrants Liability.   In 2007, we completed a private placement of common stock and issued warrants to purchase additional shares of common stock.  Due to provisions in the common stock warrant agreement requiring cash settlement of the warrants in certain circumstances, these warrants are required to be classified as a liability on our balance sheet, although management believes that the circumstances requiring cash settlement are remote. The warrant liability is recorded at fair value and is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in fair value included as income or expense.  Increases in the market value of our common stock cause the warrant liability to increase, with the increase charged to other expense, while decreases in the market value of our common stock cause the liability to decrease, with the decrease recorded as other income.  During the three months ended September 30, 2010, the market value of our common stock increased from $6.24 per share on June 30, 2010 to $6.72 per share on September 30, 2010, resulting in an increase in the fair value of the warrant liability on our balance sheet, and a corresponding other expense, of $0.8 million.  During the three months ended September 30, 2009, the market value of our common stock increased from $4.98 per share on June 30, 2009 to $6.66 per share on September 30, 2009, resulting in an increase in the fair value of the warrant liability on our balance sheet, and a corresponding other expense, of $6.4 million.

Other Expense.   During the three months ended September 30, 2010 and 2009, we recorded other expense of $0.3 million and $0.4 million, respectively, primarily as a result of remeasuring our monetary assets and liabilities denominated in foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues.   The following table summarizes our sources of revenue for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Research and development revenue by collaborator:
Bayer Schering Pharma	$7.9	$4.6
Nycomed	3.5	6.4
Sanofi-aventis	4.0	—
Merck Serono	2.0	2.1
MedImmune	1.3	2.0
Boehringer Ingelheim	0.2	—
TRACON	0.1	0.2
Total collaborative R&D revenue	19.0	15.3
License and other revenue	0.5	1.1
Total revenues	$19.5	$16.4

Bayer Schering Pharma.   In addition to the $1.3 million of revenue recognized for achieving a milestone during the second quarter of 2010, we recognized revenues of $5.5 million during the nine months ended September 30, 2010 as reimbursement for our preclinical development costs and $1.1 million that represents a portion of the up-front payment received from Bayer Schering Pharma.  The only revenue recognized under this agreement in 2009 was the option fee of $6.0 million received in January 2009 that was recognized over the option period of one year.  Three-quarters of this amount was recognized during the nine months ended September 30, 2009.   We expect revenues under this agreement to increase as additional development work is performed.

Nycomed.    The decrease in revenue of $2.9 million under this agreement for the nine months ended September 30, 2010, as compared to the same period in 2009, was due primarily to lower levels of activity performed by us, as Nycomed has assumed primary responsibility for the development of MT203.

Sanofi-aventis.    During the nine months ended September 30, 2010, we recognized $3.2 million in revenue for the reimbursement of our preclinical development activities, as well as $0.8 million of the up-front payment of approximately $7.3 million from sanofi-aventis that is being recognized over a 74-month period ending in 2015.

Merck Serono.  Revenues under this agreement were $2.0 million for the first nine months ended September 30, 2010 and were consistent with the revenues for the same period of 2009, although, as described above, we expect revenues under this collaboration to decrease in the short term due to the achievement of Merck Serono’s maximum contribution amount.

MedImmune.   The decrease in revenue under this agreement for the nine months ended September 30, 2010, as compared to the same period of the prior year, was due to lower development activity for MT111, partially offset by the $1.0 million milestone payment recorded during the third quarter of 2010.

Boehringer Ingelheim.   The revenues recognized for the nine months ended September 30, 2010 represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030.

TRACON.   The revenues recognized for the nine months ended September 30, 2009 and 2010 each include a portion of the up-front payment to us of approximately $1.5 million that is being recognized over a 15-year period ending in 2030.  During the nine months ended September 30, 2009, we also received $0.1 million of revenue as reimbursement for pass-through legal expenses.

License and Other Revenue.  The reduction in license and other revenue during the nine months ended September 30, 2010 as compared to the same period of 2009 resulted from the election by some of our licensees not to renew their licenses.

Research and Development Expenses.  Research and development expenses increased by $5.5 million, or 18.3%, to $35.7 million for the nine months ended September 30, 2010 from $30.2 million for the same period of 2009.  The increase is due to higher spending of $4.9 million on our MT103 program, primarily for manufacturing and the preparation for the initiation of new clinical studies, an increase of $1.5 million in our MT110 program due to regulatory and manufacturing costs, and an increase of $1.4 million in our MT203 program also due to manufacturing costs, partially offset by the $2.6 million patent impairment charge recorded during the nine month period ended September 30, 2009 that is non-recurring in 2010.

General and Administrative Expenses.    General and administrative expenses increased by $3.3 million, or 27.8%, to $15.3 million for the nine months ended September 30, 2010 from $11.9 million for the same period in 2009.  The increase results from higher stock-based compensation expense of $0.7 million due to new hires and a higher share price of our stock which impacts the Black-Scholes valuation, higher personnel costs of $1.5 million primarily due to new hires, an increase in market research expenses of $0.5 million and an increase in amortization of leasehold improvements of $0.2 million due to our acquisition of additional office space in Munich.

Interest Expense.   Interest expense, consisting of amortization of premiums on our investments, was $378,000 and $222,000 for the nine months ended September 30, 2010 and 2009, respectively.

Interest Income.   Interest income for the nine months ended September 30, 2010 and 2009 was $533,000 and $346,000, respectively.   The increase is due to the increase in investments during the nine months ended September 30, 2010 over the same period in 2009.

Change in Fair Value of Common Stock Warrants Liability.   For the nine months ended September 30, 2010, the market value of our common stock increased from $6.66 per share on December 31, 2009 to $6.72 per share on September 30, 2010, which would typically result in an increase in the fair value of the warrant liability; however, lower interest rates used in the Black-Scholes calculation resulted in a decrease in the warrant liability on our balance sheet, and corresponding other income, of $1.5 million.  For the nine months ended September 30, 2009, the market value of our common stock increased from $4.36 per share on December 31, 2008 to $6.66 per share on September 30, 2009, resulting in an increase in the fair value of the warrant liability on our balance sheet, and a corresponding other expense, of $8.2 million.

Other Expense.   We recorded other expense of $64,000 and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, primarily as a result of gains realized on the translation of Euros into U.S. dollars as of the balance sheet dates.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents and available-for-sale investments of $164.3 million and $117.6 million as of September 30, 2010 and December 31, 2009, respectively.  We are also parties to irrevocable standby letters of credit in connection with prior building leases for properties that are currently subleased, as well as our current building leases in Munich, Germany and Bethesda, Maryland. As of September 30, 2010, we had $3.1 million in certificates of deposit relating to these letters of credit that is classified as non-current restricted cash.

Summary of Cash Flows.  Our net cash used in operating activities was $23.8 million for the nine months ended September 30, 2010, as compared to $13.1 million used in operating activities for the nine months ended September 30, 2009. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $29.8 million for the nine months ended September 30, 2010, which loss was $4.4 million less than the net loss of $34.2 million during the same period of the prior year. During the nine months ended September 30, 2010, net loss was adjusted by $6.4 million in net non-cash expenses, including $5.8 million for stock-based compensation and $1.7 million for depreciation and amortization, offset by a $1.5 million non-cash gain from the change in the fair value of our common stock warrant liability.  This compares to $18.0 million in net non-cash expenses during the nine months ended September 30, 2009, including $4.3 million in stock-based compensation, $2.5 million in depreciation and amortization, a $2.6 million patent impairment charge and $8.1 million in expense due to the increase in the fair value of our common stock warrant liability.  Changes in our working capital during the nine months ended September 30, 2010 resulted in lower cash balances of $9.0 million, consisting of a $1.9 million increase in our accounts receivable and a $7.0 million reduction in accounts payable and accrued expenses including payments to Curis of $4.0 million in connection with a legal settlement and to MedImmune of $4.0 million in connection with the termination of our blinatumomab collaboration.  This compares to a $2.3 million increase in cash flows from changes in working capital during the nine months ended September 30, 2009, resulting primarily from a $1.6 million decrease in our accounts receivable, and an increase of $0.6 million in accounts payable and accrued liabilities.  During the nine months ended September 30, 2010, our deferred revenue increased by $8.6 million from December 31, 2009, which includes cash received from the $6.7 million option exercise fee received from Bayer Schering in January 2010 and the $6.1 million upfront license payment from Boehringer Ingelheim in June 2010, partially offset by the portion of deferred revenue under all of our agreements that we recognized as revenue during the period.  During the nine months ended September 30, 2009, our deferred revenue increased by $0.7 million from December 31, 2008, representing the $6.0 million option fee paid to us by Bayer Schering in January 2009, offset by the portion of deferred revenue under all of our agreements that we recognized as revenue during the nine months ended September 30, 2009.

Our net cash used in investing activities was $62.6 million for the nine months ended September 30, 2010, as compared to $12.7 million used in investing activities for the nine months ended September 30, 2009.  This increase was the result of purchases of Euro-denominated and Dollar-denominated investments in our investment portfolio.  During the nine months ended September 30, 2010, we purchased a net $60.1 million of investments denominated in Euros in order to maintain liquid assets in the currency in which the majority of our expenses are denominated. Some of these investments matured and were reinvested.  During the same period of 2009, we purchased a net $12.1 million of these investments.  Our investment in property and equipment was $2.5 million during the first nine months of 2010, primarily for research and process development equipment, as compared to property and equipment investments of $0.7 million during the same period of 2009.

Our net cash provided by financing activities was $76.3 million for the nine months ended September 30, 2010, as compared to $78.9 million provided by financing activities for the nine months ended September 30, 2009.  In March 2010, we completed a public offering of our common stock, which resulted in proceeds of $75.4 million, net of financing costs.  During the same period in 2009, we received net proceeds of $74.9 million in a public offering and also received $5.1 million, net of financing costs, from the sale of common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge.  During the nine months ended September 30, 2010, we also received $1.0 million from the exercise of stock options and warrants, as compared to $1.1 million from the exercise of stock options during the prior year period.

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

The maximum dollar amount of shares that we may require Kingsbridge to purchase in any pricing period is generally based on a percentage, between 1.0% and 1.5%, of our market capitalization at the time of the drawdown and the average trading volume of our common stock for a specified period prior to the drawdown notice. The maximum individual drawdown amount is $10 million.

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

Exchange Rates

Our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of September 30, 2010, we had U.S. dollar-denominated cash and investments of approximately $104.2 million and Euro-denominated cash and investments of approximately €44.2 million, or approximately $60.1 million using the exchange rate as of that date.  As of September 30, 2010, we had Euro-denominated liabilities of approximately €31.8 million, or approximately $43.2 million, using the exchange rate as of that date. The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate as of September 30, 2010:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the nine months ended September 30, 2010 (in thousands)	$1,911	$2,866	$3,821

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Kingsbridge is permitted to terminate the CEFF by providing written notice to us upon the occurrence of certain events.  For example, we are only eligible to draw down funds under the CEFF at such times as our stock price is above $2.00 per share. Prior to April 30, 2010, Kingsbridge had the right to terminate the CEFF at the end of any consecutive 12-month period during which we failed to draw down at least $1.25 million in funds. We and Kingsbridge have subsequently amended the CEFF to remove Kingsbridge’s right to terminate the CEFF in these circumstances.  All other terms and provisions of the CEFF remain in effect and are unaffected by this amendment.  However, if we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF or it otherwise expires, we may be unable to access capital from other sources on favorable terms, or at all.

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

As noted elsewhere in this report, we have initiated a single-arm, non-blinded pivotal clinical trial of blinatumomab in adult patients with MRD-positive ALL. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The FDA, as well as the European Medicines Agency, or EMA, and regulatory authorities in other countries generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. Based on our discussions with the EMA, we believe that we will be required to demonstrate more robust efficacy results from our planned single-arm, non-blinded pivotal trial than if we were to conduct multiple, well-controlled trials. Furthermore, our planned pivotal trial will have both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. In addition, based on initial discussions with the FDA, we expect that the study as currently designed (single-arm, non-blinded pivotal clinical trial of blinatumomab with a primary endpoint of MRD response), without a randomized companion study, will not by itself support FDA approval of blinatumomab in this specific setting. Accordingly, we have initiated an exploratory trial in adult patients with relapsed refractory ALL that may serve as the basis for a pivotal trial in that indication.  We believe this development program, considered as a whole, may be sufficient to support FDA approval of blinatumomab in this setting.  If the EMA and FDA conclude that our trial design or the data from our planned pivotal clinical trials are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, they may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical-stage product candidates have not yet been proven to be safe or effective in confirmatory studies. If we discontinue the development of any of our clinical-stage product candidates due to adverse events, lack of efficacy, or any other reason, the value of your investment may be adversely affected.

Our product candidates have not yet been proven safe or effective in clinical trials.  For example, in 2006 and 2007 we completed two phase 2 clinical trials of adecatumumab in patients with metastatic breast cancer and in patients with prostate cancer but did not achieve the primary endpoints of the trials. In 2003 and 2004, we terminated early stage clinical trials utilizing short-term infusions with blinatumomab due to adverse events that included infections, neurological events, and liver enzyme increases. Also, in our ongoing phase 1 clinical trial utilizing continuous infusion with blinatumomab in patients with non-Hodgkin’s lymphoma (NHL), we have observed adverse events that required premature discontinuation of treatment of patients.  Events leading to discontinuation of blinatumomab have included neurological disorders in dosing schedules tested to date, including flat dosing and dosing schedules using gradually increasing doses.  We are working to define the optimal dose and schedule to optimize the safety and efficacy of blinatumomab in this setting. We may not be able to treat all NHL patients with a uniform dosing schedule.

With all of our product candidates, there can be no assurance that we will not encounter unacceptable adverse events, that any preliminary suggestion of anti-tumor activity will be confirmed in ongoing or future clinical trials, or that ongoing clinical trials will not be suspended or ended for any other reason.  If we are unable to continue the development of any of our clinical-stage product candidates, it would negatively affect our business prospects and could impair your investment in our company.

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

We do not know whether our planned preclinical development or clinical trials for our product candidates will begin on time or be completed on schedule, if at all. The timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients that will be required to enroll in the clinical trials, the inclusion and exclusion criteria used for selecting patients for a particular clinical trial, and the rate at which those patients are enrolled. Any increase in the required number of patients, tightening of selection criteria, or decrease in recruitment rates or difficulties retaining trial participants may result in increased costs, delays in the development of the product candidate, or both.  For example, as described elsewhere in this report, we recently discontinued enrollment in a phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer due to a change in the standard of care in this disease setting, which resulted in slower recruitment than was planned.

Our product candidates may not be effective in treating any of our targeted diseases or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA and EMA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, participating patients are being exposed to unacceptable health risks, or if additional information may be required for the regulatory authority to assess our proposed development activities. Further, regulators may not approve study protocols at all or in a timeframe anticipated by us if they believe that the study design or the mechanism of action of our product candidates poses an unacceptable health risk to participants in the trial.

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

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed.  For example, we recently recalled a batch of diluent, a liquid used to dilute MT110 drug product for administration to patients, because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we currently do not have diluent available for the ongoing phase 1 clinical trial with MT110 and, consequently, are unable to treat patients in the trial until replacement quantities of diluent are available from our third party manufacturer.

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

Dated: November 9, 2010	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
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