Form 10-K
period 2010-12-31
MICROMET, INC.
filed 2011-03-04
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 0-50440

MICROMET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2243564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6707 Democracy Boulevard, Suite 505 Bethesda, MD	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 752-1420

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00004 per share, including associated Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $483.8 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Select Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of March 2, 2011 was 91,196,531 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this report.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

i

PART I

Item 1. Business

References in this report to “Micromet,” “we,” “us,” “our” or “the Company” refer to Micromet, Inc. and its subsidiaries taken as a whole, unless a statement specifically refers to Micromet, Inc.

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Three of our BiTE antibodies and four of our monoclonal antibodies are currently in clinical development, while the remainder of our product pipeline is in preclinical development.

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab is designed to direct the body's cell-destroying T cells against CD19, a protein expressed on the surface of B-cell derived acute lymphoblastic leukemias, or ALL, and non-Hodgkin's lymphomas, or NHL. Although CD19 is widely expressed on cancer cells of ALL and NHL patients, no treatments targeting CD19 are currently commercially available.

In September 2010, we initiated a European pivotal, multi-center, single-arm study — which we refer to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement) — intended to confirm blinatumomab’s ability to eradicate minimal residual disease, or MRD, in adult ALL patients. Patients with MRD have a low but persistent number of cancerous cells in their bone marrow after initial treatment with chemotherapy. Data from this trial, if positive, has the potential to support the filing of a marketing approval application in Europe. In September 2010, we also initiated a phase 2 trial in adult patients with relapsed or refractory B-precursor ALL. We are also conducting a phase 1 clinical trial evaluating blinatumomab for the treatment of patients with relapsed NHL.

We are developing a second BiTE antibody, MT110, which is currently in a phase 1 clinical trial for the treatment of patients with advanced solid tumors. MT110 is designed to direct T cells against epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors.

In January 2011, our collaboration partner MedImmune, LLC initiated a phase 1 clinical trial with a third BiTE antibody, MT111, in patients with advanced solid tumors. MT111 is designed to direct T cells against carcinoembryonic antigen, or CEA, which is a protein found on the surface of a number of cancers, including colorectal, pancreatic, esophageal and gastric cancers.

Our human monoclonal antibody MT203, which neutralizes the activity of granulocyte macrophage colony stimulating factor, or GM-CSF, is in a phase 1 clinical trial conducted by our partner Nycomed. MT203 has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis. We have licensed our monoclonal antibody MT293, also known as TRC093, to TRACON Pharmaceuticals, Inc. TRACON reported final results from its phase 1 clinical trial of MT293 for the treatment of cancer patients in June 2010. We are developing another conventional monoclonal antibody that binds to EpCAM, adecatumumab, also known as MT201, in collaboration with Merck Serono. Finally, our monoclonal antibody MT228, which binds to a cell-surface antigen present on human melanomas and certain tumors of the nervous system, has been licensed to a subsidiary of Eisai, Ltd. and is being evaluated in a phase 1 clinical trial.

We have several additional BiTE antibodies at different stages of lead candidate selection and preclinical development and have entered into strategic collaborations with several large pharmaceutical companies for three of these BiTE antibodies. We are collaborating with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies against solid tumor targets, and with Boehringer Ingelheim for the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead antibody to the completion of preclinical and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

Immunotherapy for the Treatment of Cancer

Background

The body’s immune system is a natural defense mechanism that recognizes and combats cancer cells, viruses, bacteria and other disease-causing factors. B cells and T cells, which belong to the white blood cells of the immune system, are important cells for carrying out this defense.

Cancer cells produce molecules known as tumor-associated antigens. These can also be present in normal cells but are frequently over-produced or modified in cancer cells, or are not accessible on normal cells but become exposed on cancer cells. T cells and B cells have receptors on their surfaces that enable them to recognize the tumor-associated antigens on a cancer cell and attack the cancer cell with antibodies, in the case of B cells, or destroy the cancer cell directly through cell-to-cell contact, as is the case for T cells.

The human body also uses immune suppression mechanisms to prevent the immune system from destroying the body’s normal cells and tissues. Cancer cells can use the very same mechanisms to fend off the body’s natural immune response against cancer cells. As a consequence, the body’s immune system may not be able to respond to the presence of cancer cells. Moreover, the number and size of tumors can overwhelm the body’s immune response and allow the cancer cells to grow and spread throughout the body.

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

We believe that BiTE antibodies have the potential to be more effective than currently available cancer therapies based on their different mechanism of action, which enables T cells to recognize and eliminate cancer cells. This mechanism of action is further supported by the potency that BiTE antibodies have demonstrated at low doses in preclinical and clinical studies. We believe that BiTE antibodies may also improve the tolerability of treatment in these disease settings compared to currently available therapies, which typically rely on a combination of chemotherapeutics and conventional antibodies that can have severe associated side effects.

All of the BiTE antibodies in our pipeline have been generated with our proprietary BiTE platform technology. In addition to our clinical-stage product candidates blinatumomab, which binds to CD19, MT110, which binds to EpCAM, and MT111, which binds to CEA, we have generated BiTE antibodies in preclinical development that are intended to target a wide range of tumor-associated antigens and which we believe have the potential to treat a number of different types of cancer.

Market for Cancer Drugs in General and ALL and NHL in Particular

Cancer is among the leading causes of death worldwide and is the second leading cause of death in the U.S. The American Cancer Society, or ACS, estimates that in 2010, over 1.5 million people were newly diagnosed and over 560,000 people died from the disease. The ACS also estimates that one in every four deaths in the United States is due to cancer, and as a result it has become the second leading cause of death, exceeded only by heart disease.

The increasing number of cancer diagnoses and the approval of new cancer treatments are expected to continue to fuel the growth of the worldwide market for cancer drugs. The subset of the market for pharmaceutical products targeting specific cancer-related molecules is driving much of the cancer market growth and, according to a number of third-party industry market analyses, represents the fastest-growing segment within the pharmaceutical industry. Datamonitor forecasts a compound annual growth rate of up to 9.8% between 2008 and 2018, and estimated worldwide sales of approximately $45 billion in 2018.

Acute lymphoblastic leukemia, or ALL, is an aggressive cancer of the blood and bone marrow that afflicts approximately 5,330 patients in the U.S. annually. Market research suggests that an equivalent number of patients are diagnosed with ALL each year in the five largest markets in Europe. Patients with ALL have abnormal white blood cells (lymphocytes) that crowd out healthy white and red blood cells and platelets in the bone marrow, leading to infection, anemia (fatigue), easy bleeding and other serious effects. Adult ALL is a difficult-to-treat disease with a poor long-term prognosis. The average five-year survival rate with existing treatments is 35%. Additionally, market research suggests that current front-line approaches fail to produce durable remissions in 55% of patients. For those patients who develop recurrent disease, no effective salvage therapy exists. Transplantation of bone marrow stem cells can be curative but requires a compatible donor and carries a 25% mortality rate. The presence of MRD is associated with a greater risk of relapse, with studies indicating that patients remaining MRD-positive after chemotherapy incurred an 89% risk of relapse compared to a 6% risk in MRD-negative patients. There are currently no therapies approved by the FDA or EMA for the treatment of MRD-positive ALL.

Non-Hodgkin's lymphoma, or NHL, is a cancer that starts in cells of the lymph system, which is part of the body’s immune system. NHL affects approximately 127,000 patients in the US, Japan, and major European markets. Depending on individual risk factors and status of disease, NHL is currently treated with chemotherapy alone or together with monoclonal antibodies, such as rituximab (Rituxan®). Patients often cycle between remission and relapse, and may survive for one to ten years following their initial diagnosis, depending on the specific subform of NHL. Upon relapse, patients may receive chemotherapy, monoclonal antibody therapy, or a combination of chemotherapy and monoclonal antibody therapy or newer agents, sometimes as part of experimental treatment regimens. Over time, an increasing proportion of patients become resistant, or refractory, to treatments with chemotherapy or monoclonal antibodies. Despite recent advances in treatment choices, the overall prognosis for survival of non-responding or relapsed patients with NHL remains poor, and new therapeutic options are urgently needed.

Despite recent advances, current cancer therapies still do not sufficiently address patients’ needs. In particular, patients need therapies that more effectively prolong time to disease progression and survival, decrease harmful side effects and disease-related symptoms compared to currently available treatments, and improve convenience and quality of life. In addition, some patients simply do not respond to currently available therapies because their tumor cells are resistant to current treatment options.

Our Product Pipeline

Our product pipeline consists of BiTE antibodies and conventional monoclonal antibodies that use different approaches to treat cancer, inflammation and autoimmune diseases. The following table summarizes the current status of our partnered product candidates and our product candidates in clinical development:

Product Candidate	Target	Indication	Status	Collaboration Partner
BiTE Antibodies
Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia (MRD-positive)	EU Pivotal/ Phase 2	—
Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia (adult relapsed/refractory)	Phase 2	—
Blinatumomab (MT103)	CD19	Non-Hodgkin’s lymphoma	Phase 1	—
MT110	EpCAM	Solid tumors	Phase 1	—
MT111	CEA	Solid tumors	Phase 1	MedImmune (AstraZeneca)
MT112	Not disclosed	Solid tumors	Preclinical	Bayer Schering Pharma
BiTE antibody	Not disclosed	Solid tumors	Preclinical	Sanofi-aventis
BiTE antibody	Not disclosed	Multiple myeloma	Preclinical	Boehringer Ingelheim
Conventional Antibodies
Adecatumumab (MT201)	EpCAM	Solid Tumors	Phase 2	Merck Serono
MT203	GM-CSF	Inflammatory Diseases	Phase 1	Nycomed
MT293	Denatured collagen	Solid Tumors	Phase 1	TRACON Pharmaceuticals
MT228	Glycolipid GD2	Melanoma	Phase 1	Morphotek (Eisai)

Blinatumomab (MT103)

Our BiTE antibody blinatumomab, also known as MT103, binds to CD19, a cell surface antigen expressed on the surface of B-cell derived ALL and NHL and on normal B cells, but not on other types of blood cells or healthy tissues, and to CD3, a cell surface antigen present on all T cells.

Clinical Trials

Pivotal and Phase 2 Clinical Trials in Adult Patients With MRD-positive Acute Lymphoblastic Leukemia (ALL)

At the annual meeting of the American Society of Hematology, or ASH, in December 2009, investigators presented data from a phase 2 clinical trial in MRD-positive patients indicating that 16 of the 20 evaluable patients had achieved the primary endpoint of elimination of residual cancer cells after treatment with blinatumomab. One patient enrolled in this phase 2 clinical trial was not evaluable because of an adverse event affecting the central nervous system, which occurred early in treatment and was fully reversible, that resulted in the discontinuation of treatment. This patient is not included in the efficacy results. At the 2010 ASH annual meeting, investigators presented updated results from this trial, including an analysis of long-term efficacy data demonstrating that blinatumomab produced prolonged remissions in patients with ALL. As of November 2010, the hematologic disease free survival, or DFS, was 60%, with the longest period of DFS lasting up to 27.5 months. Blinatumomab was well-tolerated with most events occurring during the first treatment cycle and resolving during the treatment period. The most common clinical adverse events, irrespective of grade, were fever, headache, chills, and fatigue.

In September 2010, we initiated a European pivotal, multi-center, single-arm clinical trial which we refer to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement). In this clinical trial, we will test blinatumomab in approximately 130 adult patients with MRD-positive ALL. Patients will receive up to four 4-week treatment cycles of blinatumomab at a daily dose of 15 micrograms per meter squared. The primary endpoint of the clinical trial is molecular complete response, also known as MRD negativity. Key secondary endpoints include relapse-free survival rate in patients who do not receive a bone marrow stem cell transplant and mortality rate within 100 days for patients who do receive such a transplant after treatment with blinatumomab. We are currently enrolling patients in this clinical trial in Europe and expect to begin enrollment in the United States during 2011, and expect to complete enrollment by the end of 2012. If the trial is successful, we intend to seek marketing approval of blinatumomab in Europe for the treatment of MRD-positive ALL.

Phase 2 Clinical Trial in Adult Patients With Relapsed/Refractory Acute Lymphoblastic Leukemia (ALL)

We also initiated, in September 2010, a phase 2 clinical trial of blinatumomab in adult patients with relapsed or refractory B-precursor ALL. This single-arm study is intended to evaluate the efficacy, safety and tolerability of blinatumomab in approximately 20 adult patients. We have submitted an abstract reflecting interim data from this clinical trial for potential presentation at the European Hematology Association’s Annual Meeting in June 2011. We currently expect to complete enrollment in this clinical trial in the second half of 2011 and anticipate reporting updated results before year end. Data from this clinical trial, if positive, would inform the design of a follow-on clinical trial expected to start in 2012 to support global registration.

Phase 1 Clinical Trial in Patients With Relapsed/Refractory Non-Hodgkin’s Lymphoma (NHL)

We are conducting a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of blinatumomab in patients with relapsed or refractory NHL. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study being conducted in Germany.

At the annual meeting of ASH in December 2010, investigators presented updated data from this clinical trial showing that among patients who received the target dose of 60 micrograms per meter squared, 82% (18 of 22) achieved an objective response, including 4 out of 5 patients with mantle cell lymphoma, or MCL. The responses were measured based on Cheson/IWG criteria and were confirmed by independent review. Most patients had received three or more prior lines of chemotherapy. Investigators also reported for the first time on the experience of patients with diffuse large B cell lymphoma; notably, complete responses were observed in 3 of 6 patients treated.

The most common adverse events of any grade and irrespective of drug relationship were fever, abnormally low levels of white blood cells (lymphopenia and leucopenia), C-reactive protein increase, weight increase, headache and fatigue. Most adverse events occurred early during treatment and improved or resolved during treatment. The most common grade 3 and 4 adverse event was lymphopenia. The clinically most relevant adverse events were fully reversible central nervous system, or CNS, events at the onset of treatment that were manageable.

At active dose levels tested in this phase 1 clinical trial, the majority of adverse events due to any cause occurred within 72 hours of the start of treatment and then sharply decreased. This observation led to changes in the dosing schedules that were designed to mitigate these early toxicities, including CNS events. We have identified a low ratio of B cells to T cells in the NHL patients’ peripheral blood as a potential biomarker for neurological events. Patients with a high B to T cell ratio showed a low incidence of CNS events. We believe that these neurological events may be managed by proactively identifying early signs of a CNS event through a simple handwriting analysis and treating patients who exhibit the onset of CNS events with the steroid dexamethasone. In addition to this approach, we are testing additional measures to improve the risk-benefit profile for patients with a low B to T cell ratio before moving forward in phase 2 clinical trials.

Regulatory Status and Planned Clinical Trials

Orphan Drug Designations

We have received orphan drug designation from the EMA for the use of blinatumomab as a treatment for ALL, as well as for chronic lymphocytic leukemia, or CLL, and MCL. In addition, we have received orphan drug designation from the FDA for the use of blinatumomab in the treatment of indolent B-cell lymphomas, ALL and CLL.

Orphan drug designation is designed to encourage manufacturers to develop drugs intended for rare diseases or conditions. In the European Union, orphan drug designation is available for conditions affecting fewer than five out of 10,000 individuals; in the United States it is available for conditions that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drug designation also qualifies us for tax credits and may qualify us for marketing exclusivity for ten years following the date of marketing approval of blinatumomab by the EMA and for seven years following the date of marketing approval by the FDA.

Additional Clinical Trials

Based on results achieved to date in the development of ALL, and considering that ALL is the most common tumor indication in children, we plan to initiate a phase 1/2 clinical trial in pediatric and adolescent patients with relapsed/refractory ALL in mid-2011 intended to identify an appropriate dose of blinatumomab for use in children and obtain a first assessment of potential efficacy in this setting. The clinical trial is expected to enroll approximately 80 pediatric and adolescent patients with relapsed/refractory ALL at investigative sites in Europe and the United States. We are also evaluating the design of future phase 2 clinical trials in patients with NHL.

MT110

Our BiTE antibody MT110 binds to EpCAM, a cell surface antigen that is over-expressed by many types of solid tumors, and to CD3, a cell surface antigen present on all T cells.

EpCAM as a Drug Target

A series of studies has shown that EpCAM is highly and frequently expressed on tumor cells of many common human carcinomas, including colon, lung, breast, prostate, gastric, ovarian and pancreatic cancers. For example, in a study including 1,116 patients with colorectal cancer, the patients’ primary tumors showed a high level of EpCAM expression in more than 98% of cases. EpCAM has also been reported to be expressed on so-called “cancer stem cells” for colon, breast, pancreatic, prostate and liver cancers. Cancer stem cells are believed to continuously repopulate bulky tumors with new cancer cells, a feature most other cancer cells do not exhibit. Cancer stem cells have also been shown to be more resistant to chemotherapy than other cancer cells.

Based on the mechanism of action of BiTE antibodies, a BiTE antibody binding to EpCAM, such as MT110, may be able to eradicate cancer cells, including cancer stem cells, and thereby slow or stop tumor growth.

Overview of Current Therapies for Solid Tumors

For most solid tumors, the current standard of care consists of surgery, radiotherapy and treatment with chemotherapy, hormonal therapy, and targeted therapy, including monoclonal antibodies or anti-angiogenic agents either as a single treatment or as a combination of the aforementioned therapy options. Despite advances in treating these malignancies over the last two decades, we believe that there is a need for further improvement of cancer therapy. Depending on the disease type and stage, major medical needs include improved survival, increased cure rates, prolonged disease-free survival, and improved control of symptoms.

Clinical Trials

We are currently conducting a phase 1 dose-finding clinical trial in Europe designed to evaluate the safety and tolerability of MT110 at escalating doses. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study in patients with locally advanced, recurrent, or metastatic solid tumors known to regularly express EpCAM, including colorectal cancer, gastric cancer, adenocarcinoma of the lung, small cell lung, breast, ovarian, and endometrial cancers. Objectives include safety, pharmacodynamic and pharmacokinetic measurements and clinical activity.

Patients have been treated with MT110 at dose levels ranging from 1 to 24 micrograms per day as part of an on-going phase 1 trial. To date, no maximum tolerated dose has been reached and dose escalation continues. In the third quarter of 2010, we recalled a batch of diluent, a liquid used to dilute MT110 drug product for administration to patients, because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we halted recruitment in the ongoing phase 1 clinical trial until January 2011, when replacement quantities of diluent were available from our third party manufacturer. In January 2011, we resumed enrollment and currently expect to report updated data from this clinical trial in the second half of 2011.

MT111

Our BiTE antibody MT111 binds to CEA, which is expressed in a number of solid tumors that originate in the epithelium, a tissue composed of cells that line the cavities and surfaces of structures throughout the body, and to CD3, a cell surface antigen present on all T cells. MT111 is being developed in collaboration with MedImmune, as discussed under “License Agreements and Collaborations” below. Under the terms of the collaboration agreement with MedImmune, we have retained the commercialization rights to MT111 in Europe.

CEA as a Drug Target

CEA is expressed in many tumors such as colorectal carcinoma, gastric carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. CEA is also expressed on cells of normal epithelium but is restricted to the inner side of the epithelium, where MT111 and T cells may have limited access. MT111 was designed to bind to CEA that is associated with tumor cells and to largely ignore other forms of CEA. Therefore, we believe that BiTE antibody MT111 may hold promise for the treatment of cancer types that express CEA.

Clinical Trial

MedImmune has initiated a phase 1 dose-escalation study to evaluate the safety, tolerability, and antitumor activity of MT111 in adult patients with advanced cancers. Once the maximum tolerated dose is determined, MedImmune plans to enroll additional patients with refractory colorectal or pancreatic cancer in a dose-expansion phase to further assess the safety and antitumor activity.

BiTE Antibodies in Early Development

A number of new BiTE antibodies have been generated that target antigens validated by conventional antibody therapies. Several BiTE antibody candidates are in early stages of development, including BiTE antibodies binding to CD33 and other target antigens, some of which are the subject of our collaborations with Bayer Schering Pharma, sanofi-aventis and Boehringer Ingelheim.

Conventional Antibodies

Adecatumumab (MT201)

Our product candidate adecatumumab, also known as MT201, is a recombinant human monoclonal antibody of the IgG1 subclass that targets the EpCAM molecule. In August 2010, we discontinued enrollment in a phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer, due to a change in the standard of care in this disease setting which resulted in slower recruitment than was planned. After completing treatment of all patients currently enrolled in the trial, we will deliver a final study report for the trial to our collaboration partner and will determine with Merck Serono the next steps, if any, for the development of adecatumumab. As discussed further under “License Agreements and Collaborations” below, adecatumumab is the subject of an exclusive worldwide collaboration with Merck Serono.

MT203

Overview

MT203 is a human antibody that we believe has the potential to treat a wide variety of acute and chronic inflammatory diseases, including rheumatoid arthritis, asthma, psoriasis and multiple sclerosis. MT203 neutralizes granulocyte macrophage colony-stimulating factor, or GM-CSF, a cytokine inducing inflammation by activating a host of different immune cells.

Mechanism of Action and Preclinical Activities

Like marketed antibody drugs Humira®, Avastin®, and Remicade®, MT203 acts by neutralizing the function of a soluble protein target, GM-CSF. MT203 prevents GM-CSF from binding to its high-affinity cell surface receptor and sustaining inflammatory reactions. We believe that this therapeutic principle is well-validated. MT203 is one of the first human antibodies neutralizing the biologic activity of human and non-human primate GM-CSF. The binding characteristics of MT203 to GM-CSF have been characterized in a number of studies, and MT203 and a surrogate antibody neutralizing mouse GM-CSF have shown biologic activity in cell-based assays and in animal models, respectively.

Collaboration and Clinical Trials

In 2007, we entered into a collaboration agreement with Nycomed, as discussed under “License and Collaboration Agreements” below, under which we granted Nycomed a license to develop and commercialize MT203 on a worldwide basis. Nycomed is currently conducting a double-blind, randomized, placebo-controlled phase 1 clinical trial with MT203 that investigates the safety and pharmacokinetics of MT203.

MT293

Overview

MT293, also known as TRC093, is a humanized monoclonal antibody for the treatment of patients with solid tumors. MT293 binds specifically to hidden, or cryptic, binding sites that become exposed as a result of the denaturation of collagen, an extracellular matrix protein, that typically occurs during tumor formation. Binding of MT293 to denatured collagen has the potential to inhibit angiogenesis, or the formation of blood vessels in solid tumors, and the growth, proliferation and metastasis of tumor cells.

Collaboration and Clinical Trial

In 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc. under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293, as discussed under “License and Collaboration Agreements” below. TRACON has successfully completed a phase 1 clinical trial with MT293 in patients with cancer.

MT228

MT228 is a human IgM monoclonal antibody binding to a cell-surface antigen present on human melanomas and tumors of neuroectodermal origin. We have licensed the right to develop and commercialize MT228 to Morphotek, Inc., a wholly owned subsidiary of Eisai Co., Ltd.

As discussed under “License Agreements and Collaboration Agreements” below, our agreement with Morphotek entitles us to certain milestone payments, royalties and the right to reacquire development and commercialization rights to MT228 in North America. In August 2010, Morphotek announced that the John Wayne Cancer Institute in Santa Monica, California had opened enrollment in a phase 1 clinical trial with MT228 in patients with advanced melanoma.

Conventional Antibodies in Early Development

We have one conventional antibody targeting the interleukin-2 receptor in preclinical development. This product candidate may have the potential to treat a wide variety of acute and chronic inflammatory diseases.

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, next-generation antibodies for the treatment of patients with cancer. Key aspects of our corporate strategy include the following:

•	Advance the clinical development of blinatumomab in disease settings with high unmet need and the potential for early market approval. Treatment of ALL with blinatumomab has received orphan drug designation from the FDA and the EMA. We believe that currently available therapies for ALL, particularly for patients with MRD or who are resistant to standard chemotherapy, are inadequate. We have initiated a pivotal clinical trial of blinatumomab for the treatment of adult patients with MRD-positive ALL in Europe. In addition, we are testing blinatumomab’s activity in a phase 2 study in adult patients with relapsed or refractory ALL, and we are planning a phase 1/2 clinical trial in children with relapsed or refractory ALL. The potential of blinatumomab in a variety of NHL indications is being evaluated in a phase 1 study.
•	Finance the development of our product candidates through collaborations with pharmaceutical and biopharmaceutical companies. We have established product development collaborations with Bayer Schering Pharma and sanofi-aventis for BiTE antibodies for the treatment of solid tumors, Boehringer Ingelheim for BiTE antibodies for the treatment of multiple myeloma and MedImmune for the BiTE antibody MT111 binding to CEA. Several of our conventional antibodies are also the subject of collaborations, including adecatumumab (partnered with Merck Serono) and MT203 (partnered with Nycomed). In addition, we continue to seek licensing partners for some of our therapeutic antibodies.
•	Retain value in our product development pipeline. We hold full development and commercialization rights for blinatumomab and MT110. We hold the commercialization rights for MT111 in Europe. Under our collaboration agreement with Boehringer Ingelheim, we have the right to co-promote in the United States any approved products resulting from the collaboration. As part of our partnering strategy, we intend to retain commercialization rights to the partnered product candidates. In addition, with the revenue generated in product development collaborations and funds received in financing transactions, we are funding the development of additional BiTE antibodies that are not partnered with other companies.

Intellectual Property

We actively seek patent protection for our proprietary technologies and product candidates by filing patent applications in the United States, Europe and selected other countries that we consider key markets for our product candidates. These international markets generally include Australia, Brazil, Canada, China, the countries that are members of the European Patent Convention, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa. Our approach is to seek patent protection for the inventions that we consider important to the development of our business. For our BiTE antibody platform, our patent strategy aims to generate protection on different aspects of the technology. Our key goals are to expand the patent portfolio, generate patent protection for new product candidates, and protect further improvements and developments of BiTE antibody and related technologies.

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

Patents relating to the BiTE Antibody Platform

As of December 31, 2010, we owned three U.S. and 62 foreign and international patents and 10 U.S. and 75 foreign and international patent applications, and held licenses to 37 U.S. and 24 foreign and international patents and six foreign and international patent applications that relate to our BiTE antibody platform and provide or are expected to provide intellectual property protection for our product candidates. These issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2018 and 2030.

Patents relating to BiTE Antibodies

Our BiTE antibodies in clinical development are blinatumomab, MT110 and MT111. Additional BiTE antibodies are at different stages of research and preclinical development.

As of December 31, 2010, we owned four U.S. and 76 foreign and international patents and seven U.S. and 71 foreign and international patent applications, and held licenses to 37 U.S. and 24 foreign and international patents and six foreign and international patent applications covering our BiTE antibodies. The issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2019 and 2030, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates. The patents that are relevant for the commercialization of blinatumomab, MT110 and MT111, and the patents that may issue based on our patent applications, are scheduled to expire between 2019 and 2030, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

Patents Relating to Conventional Antibodies

Our conventional antibodies in clinical development are adecatumumab (MT201), MT203 and MT293. Additional conventional antibodies are at different stages of preclinical development.

As of December 31, 2010, we owned ten U.S. and 116 foreign and international patents and ten U.S. and 89 foreign and international patent applications, and held licenses to 39 U.S. and 23 foreign and international patents and six foreign and international patent applications that cover our conventional antibodies and provide or are expected to provide intellectual property protection for our product candidates. These issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2018 and 2029, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

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

Agreements Relevant for the BiTE Antibody Technology Platform

License Agreement With MedImmune Limited (formerly Cambridge Antibody Technology Limited)

We have entered into a product license agreement with MedImmune Limited relating to certain processes used in the discovery of antibodies binding to the CD3 antigen. Under this agreement, we received a non-exclusive, royalty-bearing license under MedImmune Limited’s patent portfolio to exploit licensed products identified using this technology.

Under this agreement we are obligated to make milestone payments with respect to products that are identified using the patented technology. The maximum amount of milestone payments payable by us to MedImmune Limited under the agreement is approximately $3.4 million per product in the aggregate. We may be obligated to pay a low single-digit royalty on net sales of licensed products.

The term of the license agreement continues until expiration of our royalty payment obligations under the agreement. Either party may terminate the agreement if the other party has committed a material breach of the agreement. Neither party has the right to unilaterally terminate the agreement without cause.

Agreements Relevant for Blinatumomab (MT103)

We have entered into license and transfer agreements with certain individuals and research institutions to obtain certain intellectual property related to blinatumomab. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of blinatumomab. We have also entered into manufacturing agreements with Lonza for the process development and manufacture of blinatumomab and with Boehringer Ingelheim Pharma GmbH & Co. KG, as described under “Manufacturing and Supply” below.

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

Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and transferred the manufacturing process for this product candidate to our contract manufacturer. In return, we made fixed payments totaling $10.7 million, the last of which was made in January 2011, and have agreed to pay up to an aggregate of $19 million based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

Agreements Relevant for MT110

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

Agreements Relevant for MT111

BiTE Research Collaboration Agreement With MedImmune

We have entered into a BiTE research collaboration agreement with MedImmune pursuant to which we have generated MT111. MedImmune is obligated to make milestone payments of up to approximately $17 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody, of which $1,250,000 has been paid to date. In addition, MedImmune is obligated to pay to us up to high-single digit royalties on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. We have retained the exclusive right to commercialize MT111 in Europe. Subject to an agreed upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

During the years ended December 31, 2010, 2009 and 2008, this collaboration generated approximately 5%, 9% and 9% of our total revenues, respectively. To date, we have recognized approximately $8.9 million in R&D expense payments from MedImmune under this agreement, as well as $1.25 million in milestone payments based on preclinical achievements.

Research and License Agreement With Merck KGaA/Biovation

The terms of this agreement are described above under the heading “Agreements Relevant for MT110”.

Agreements Relevant for Other BiTE Antibodies Under Development

Collaboration Agreement With Bayer Schering Pharma AG

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Under the terms of the agreement, Bayer Schering Pharma paid us an option fee of €4.5 million, or $6.1 million using the exchange rate as of the date of the agreement, during 2009. In December 2009, Bayer Schering Pharma exercised its option and paid us an option exercise fee of €5.0 million, or $6.7 million using the exchange rate as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive development and sales milestone payments of up to approximately €285 million, or $384 million using the exchange rate as of the date of the agreement, of which $4.7 million has been paid to date, and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer Schering Pharma will compensate us for our R&D expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer Schering Pharma can terminate the agreement for any reason by 120 days prior written notice.

The revenues from this collaboration agreement — including the option fee, reimbursements of development expenses, and milestone payments — represented approximately 45% and 30% of our total revenues for the years ended December 31, 2010 and 2009, respectively. To date, we have recognized approximately $14.6 million in R&D expense payments from Bayer Schering Pharma under this agreement as well as $4.7 million in milestone payments based on preclinical achievements.

Collaboration Agreement With sanofi-aventis

In October 2009, we entered into a collaboration and license agreement under which we and sanofi-aventis collaborate on the development of a new BiTE antibody targeting solid tumors.

Under the terms of the agreement, we are responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We have received an upfront payment of €8.0 million, or approximately $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or approximately $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or approximately $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, will be credited towards the compensation of FTEs allocated by us to the performance of the development program.

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

The revenues from this collaboration agreement represented approximately 18% and 2% of our total revenues for the years ended December 31, 2010 and 2009, respectively. To date, we have recognized approximately $5.5 million in expense reimbursements from sanofi-aventis under this agreement.

Collaboration Agreement With Boehringer Ingelheim

In May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, under which we will collaborate on the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Under the terms of the agreement, we are responsible for the generation of the BiTE antibody, and the parties will collaborate on pre-clinical development activities. BI is responsible for the manufacturing and the worldwide clinical development of the product. We will co-promote the product in the United States, and BI will be responsible for the commercialization of the product outside the United States. BI will bear all costs of the development and commercialization of the product, except that we will bear the costs related to our own pre-clinical activities up to a specified amount, as well as the cost of our own U.S. sales force. We received an upfront cash payment of €5 million (approximately $6.6 million using the exchange rate on the date of the agreement) and are eligible to receive up to €50 million (approximately $66 million using the exchange rate on the date of the agreement) upon the achievement of specified development and regulatory milestones. If a BiTE antibody that is the subject of the collaboration is approved for marketing, we will be eligible to receive tiered low double-digit royalties on net sales of the product outside the United States, and for the rights and licenses granted under the Agreement and our additional co-promotion efforts, a sales participation payment in the United States increasing over a period of four years from a percentage of net sales in the mid-twenties to the low thirties, in each case subject to reduction upon the entry of material generic competition or, with respect to the United States only, the termination of our co-promotion obligations.

BI has the right to terminate the agreement with 90 days prior notice for any reason at any time prior to the first commercial sale of the BiTE antibody and for any reason with 180 days prior notice thereafter. We have the right to terminate the Agreement with 90 days prior notice at specified points in the development plan.

The revenues from this collaboration agreement represented approximately 1% of our total revenues for the year ended December 31, 2010. To date, we have recognized approximately $0.3 million in expense reimbursements from BI under this agreement.

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

Under the terms of the agreement, we are responsible for conducting the phase 2 clinical trial of adecatumumab in patients with resected liver metastases from colorectal cancer, enrollment for which has been discontinued. Merck Serono paid the development expenses associated with the collaboration in accordance with the agreed-upon budget and a specified maximum. This maximum amount has been reached and Micromet is now responsible for further expenses associated with the wind-down of the phase 2 clinical trial. Upon completion of this clinical trial, we can exercise an option to co-develop adecatumumab in the United States or Europe. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option, and we and Merck Serono would co-promote and share the profits from sales of adecatumumab in the territories for which we shared the development costs. In the other territories, Merck Serono would pay royalties from high single-digits to mid-teens on tiered net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the final study report for the phase 2 clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach of the other. In the event of a termination of the agreement, all product rights will revert to us.

The revenues from this collaboration agreement represented approximately 9%, 14% and 11% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. To date, we have recognized approximately $30.5 million in R&D expense payments under this agreement.

Agreements Relevant for MT203

Collaboration and License Agreement With Nycomed

We have entered into a collaboration and license agreement with Nycomed A/S under which we and Nycomed collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize GM-CSF and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million using the exchange rate as of the date of the agreement, and are eligible to receive research and development reimbursements, and payments upon the achievement of development milestones of more than €120.0 million, or approximately $162 million using the exchange rate in effect as of date of the agreement, in the aggregate. To date, we have received $2.7 million of such milestone payments. We are also eligible to receive tiered royalties in the high single digit to mid-teen range on worldwide sales of MT203 and other products that may be developed under the agreement.

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

During the years ended December 31, 2010, 2009 and 2008 the Nycomed collaboration generated approximately 19%, 36%, and 57% of our total revenues, respectively. To date, we have recognized approximately $33.3 million in R&D expense payments and milestone payments under this agreement.

Agreements Relevant for MT293

License Agreement With TRACON Pharmaceuticals

We have entered into an agreement with TRACON Pharmaceuticals, Inc., or TRACON, under which we granted TRACON an exclusive, worldwide license to develop and commercialize MT293. Under the agreement, TRACON also has an option to expand the license to include one specific additional antibody, and upon the exercise of the option, the financial and other terms applicable to MT293 would become applicable to such other antibody. Under the terms of the agreement, TRACON is responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities. We have transferred to TRACON certain materials, including the stock of MT293 clinical trial materials. TRACON paid us an upfront license fee of approximately $1.5 million and an additional $2.0 million for the delivery of the clinical trial materials.

If MT293 is successfully developed and commercialized in three indications in three major markets, we would be entitled to receive total milestone payments, exclusive of royalties on net sales, of more than

$100 million. To date, TRACON has reported final results from its phase 1 clinical trial of MT293 for the treatment of cancer patients. In addition, TRACON is obligated to pay a mid-single digit royalty on worldwide net sales of MT293. TRACON also has an obligation to pay us a portion of sublicensing revenues, which portion decreases based on the time point in the development of MT293 when TRACON enters into the sublicense agreement. TRACON may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

During each of the years ended December 31, 2010, 2009 and 2008, this collaboration generated less than 1% of our total revenues.

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

Following commencement of phase 2 clinical trials, we have the right to terminate and re-acquire Morphotek’s rights for North America at pre-defined terms. If Morphotek intends to sublicense the rights for countries outside of North America to third parties, we have a right of first refusal to license back these rights. Either party may terminate the agreement upon default for failure of the other party to pay any amounts owing or to otherwise perform its obligations under the agreement, which failure is not cured within specified time periods, or upon the bankruptcy or insolvency of the other party.

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

In November 2009, we entered into an agreement for the process development and manufacture of blinatumomab with Lonza AG, or Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza will establish the current manufacturing process for blinatumomab and develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza will manufacture blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer manufacturing to a third party. We made payments of approximately €2.4 million, or approximately $3.2 million, for the activities performed by Lonza during calendar year 2010.

We have also entered into an agreement with Boehringer Ingelheim Pharma GmbH & Co. KG, or BI Pharma, for the production of finished blinatumomab drug product from quantities of blinatumomab manufactured by Lonza. Under the terms of the agreement, BI Pharma will develop a filling and finishing process for blinatumomab and will manufacture and supply the finished product for our clinical trials. We also have the option to engage BI Pharma for the manufacture of finished blinatumomab drug product for commercial sale. The process to be developed by BI Pharma can be transferred to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer finished product manufacturing to a third party. We made immaterial payments during 2010 to BI Pharma under this agreement.

We are currently utilizing supplies of blinatumomab produced by MedImmune prior to the termination of our agreement with them. We believe that this existing supply of blinatumomab will be sufficient to supply our ongoing and key planned clinical trials until blinatumomab becomes available from Lonza, which has initiated manufacture of blinatumomab for clinical use, and BI Pharma.

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

FDA Approval Process

In the United States, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, the FDA subjects products to rigorous review. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application (IND), which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic for its intended use; and submission and approval of a New Drug Application (NDA), for a drug, or a Biologics License Application (BLA), for a biologic. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product in targeted indications and identifies possible adverse effects and safety risks in a patient population that is usually larger than in phase 1 clinical trials. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed clinical trial sites. The FDA typically requires two randomized, controlled Phase 3 clinical trials to support approval of a product. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the ethics committee responsible for overseeing the clinical trial sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The ethics committee at each clinical site may also require the clinical trial at that site to be halted, either temporarily or permanently, for the same reasons.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. In a process that may take from several months to several years, the FDA reviews these applications and, when and if it decides that adequate data are available to show that the new product is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for sale. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received a priority review designation, the quality of the submission and studies presented, the potential contribution that the product will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require additional testing, including potentially expensive phase 4 studies, to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the distribution or use of the product under Risk Evaluation and Mitigation Strategies, which may be difficult and expensive to administer.

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

Regulatory Requirements in Europe and Other Countries

We are developing our product candidates in Europe, and are also subject to a variety of regulations governing clinical trials and manufacture and sales of our product candidates in Europe and other countries. Regardless of FDA approval in the United States, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of selling the product candidates in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada, and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States. In order to gain marketing approval, we must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. In the European Union, the review of any marketing approval application for our product candidates is undertaken by the members of the EMA’s Committee for Medicinal Products for Human Use as part of a centralized procedure.

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

As a condition of approval, the regulatory agency will require that the product continue to meet regulatory requirements as to safety, efficacy and quality and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to prescribing advice or to product licenses. Additional data may result in a product authorization being withdrawn at any stage.

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

Employees

As of December 31, 2010, we had 192 employees, of which 170 were full-time employees. As of that date, 137 full-time employees were engaged in research and development and 33 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Executive Officers

The following table lists the names, ages and positions of the individuals currently serving as our executive officers. The ages of the individuals are provided as of March 1, 2011.

Name	Age	Position
Christian Itin, Ph.D.	46	President and Chief Executive Officer
Barclay Phillips	48	Senior Vice President, Chief Financial Officer
Patrick Baeuerle, Ph.D.	53	Senior Vice President, Chief Scientific Officer
Jan Fagerberg, M.D.	49	Senior Vice President, Chief Medical Officer
Mark Reisenauer	46	Senior Vice President, Chief Commercial Officer
Jens Hennecke, Ph.D.	43	Senior Vice President Business Development
Matthias Alder, lic. iur., LL.M.	46	Senior Vice President, General Counsel and Secretary

Dr. Christian Itin has served as our President and Chief Executive Officer and a director since May 2006. From 1999 until May 2006, he served in a number of capacities with our subsidiary Micromet AG, including Head of IP and Licensing, Vice President of Business and Corporate Development, Chief Business Officer and ultimately as its Chief Executive Officer. Before joining Micromet, Dr. Itin was a co-founder of Zyomyx, Inc., a protein chip company in Hayward, California. Dr. Itin received a Diploma in biology and a Ph.D. in cell biology from the University of Basel, Switzerland. In addition, he also performed post-doctoral research at the Biocenter of Basel University and at the Stanford University School of Medicine.

Mr. Barclay Phillips has served as our Senior Vice President and Chief Financial Officer since August 2008. Previously, he served as a member of our board of directors from 2000 until his appointment as our Chief Financial Officer. From 1999 to August 2008, Mr. Phillips was a Managing Director of Vector Fund Management, a venture capital firm. From 1991 to 1999, Mr. Phillips served in various roles at INVESCO Funds Group, including Director of Private Placements and Biotechnology Analyst. From 1985 to 1990, Mr. Phillips held positions in sales and trading with Paine Webber and Shearson Lehman Hutton. Mr. Phillips received a B.A. in economics from the University of Colorado in Boulder.

Dr. Patrick Baeuerle has served as our Senior Vice President and Chief Scientific Officer since May 2006, and in the same capacity with Micromet AG since 1998. From 1996 to 1998, Dr. Baeuerle was Director of Drug Discovery at Tularik Inc., a biotechnology company in South San Francisco, California that is now part of Amgen Inc. From 1994 to 1996, Dr. Baeuerle was Professor and Chairman of Biochemistry at the Medical Faculty of Freiburg University, Germany. He has published more than 210 scientific papers listed in MedLine. In addition, Dr. Baeuerle is an elected member of the European Molecular Biology Organization and was appointed Honorary Professor of Immunology at the University of Munich in 2000. Dr. Baeuerle performed his Ph.D. work at the Max Planck Institute for Psychiatry in Martinsried, Germany and at the European Molecular Biology Laboratory in Heidelberg, Germany. He received a Ph.D. degree in biology from the University of Munich and performed post-doctoral research at the Whitehead Institute of the Massachusetts Institute of Technology.

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

Dr. Jens Hennecke joined Micromet in October 2001 and has served as our Senior Vice President of Business Development since 2004. He currently manages the Company's business development, alliance management, intellectual property and information technology departments. During his tenure at Micromet, Dr. Hennecke has led the negotiation and completion of multiple corporate alliances, including the Company's BiTE antibody partnerships with Bayer Schering Pharma, sanofi-aventis and Boehringer Ingelheim. Prior to joining Micromet, Dr. Hennecke performed post-doctoral research at Harvard University. He holds a B.S. in biology from the University of Göttingen, Germany, and a Ph.D. from the ETH Zürich, Switzerland.

Mr. Matthias Alder has served as our Senior Vice President, General Counsel and Secretary since July 2006. Previously, he was a partner with Cooley LLP, a U.S. law firm, from 1997 to 2006 and established and co-chaired the firm’s East Coast Life Sciences Practice. Prior to joining Cooley, Mr. Alder was in-house counsel for the pharmaceutical business of Novartis in Basel, Switzerland from 1994 to 1997. From 1988 to 1994, Mr. Alder worked in law firms in Switzerland and in Miami, Florida. Mr. Alder received an LL.M. degree in International and Comparative Law from the University of Miami in 1990. He earned the equivalent of a J.D. degree (lic. iur.) from the University of Basel, Switzerland, graduating magna cum laude in 1988.

Corporate History

We were incorporated in Delaware in 1998 under the name CancerVax Corporation and completed our initial public offering in 2003. In 2006, we completed a merger with Micromet AG, a privately-held German company, and changed our corporate name to Micromet, Inc.

Available Investor Information

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at http://www.micromet.com. You can also request copies of such documents by contacting our Investor Relations Department at (240) 235-0250 or sending an email to investors@micromet.com. The reference to our website is not intended to incorporate information on our website into this document by reference.

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

We will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are a number of factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing, such as:

•	continued progress in our research and development programs, as well as the scope of these programs;
•	our ability to establish and maintain collaborative arrangements for the discovery, development and commercialization of our product candidates;
•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;
•	the timing, receipt and amount of revenues and associated royalties to us, if any, from sales of our product candidates;
•	our ability to sell shares of our common stock under the CEFF with Kingsbridge, which is scheduled to expire in December 2011;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	competing technological and market developments.

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

The CEFF is scheduled to expire in December 2011 in accordance with its terms. Once the CEFF expires, or if Kingsbridge terminates the CEFF prior to its expiration or we are otherwise unable to access funds through the CEFF, we may be unable to access capital from other sources on favorable terms, or at all.

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

In November 2009, we re-acquired North American development and commercialization rights from MedImmune and terminated our collaboration and license agreement with MedImmune relating to blinatumomab. As a result, we now control the rights to develop and commercialize blinatumomab in the United States. We have begun to hire personnel in order to prepare and execute our clinical development plan and to obtain the necessary regulatory approvals for the development and marketing of blinatumomab in the United States. No patients have been enrolled in clinical trials of blinatumomab in the United States. If we are not able to hire appropriate personnel, or if the FDA does not grant the necessary approvals, the development of blinatumomab in the United States could be delayed or may never occur. There can be no assurances that we will be able to successfully develop blinatumomab or that such development will not be delayed as a result of financial constraints or if the FDA does not agree with our clinical development plans. There can also be no assurance that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner for the development of blinatumomab in the United States or in any other territories if we desire to do so, or that we will ever be successful, alone or with a collaborator, in commercializing blinatumomab in the United States or in any other territories.

Our European pivotal clinical trial of blinatumomab may not be sufficient to obtain European marketing approval for the treatment of MRD-positive acute lymphoblastic leukemia. Furthermore, our planned clinical trials of blinatumomab may not be sufficient to obtain marketing approval in other jurisdictions, including the United States.

As noted elsewhere in this report, we have initiated a single-arm, non-blinded European pivotal clinical trial of blinatumomab in adult patients with MRD-positive ALL. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The EMA, as well as the FDA, and regulatory authorities in other countries generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. We will be required to demonstrate robust efficacy results from our single-arm, non-blinded pivotal trial. Furthermore, our pivotal trial has both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. We believe that our ongoing European pivotal trial will not be sufficient to support marketing approval of blinatumomab in the United States for treatment of ALL and that, regardless of the results of that trial, we will be required to conduct additional clinical trials in order to receive marketing approval from the FDA.

Our second development path for blinatumomab in ALL aims at seeking approval for the treatment of adult patients with relapsed or refractory ALL, and our third development path in ALL is focused on obtaining marketing approval for blinatumomab for the treatment of children with relapsed or refractory ALL. There can be no assurance that this development program, considered as a whole, will be sufficient to support EMA or FDA approval of blinatumomab for the treatment of ALL. If the EMA and FDA conclude that our trial design or the data from our planned pivotal clinical trials are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, they may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical-stage product candidates have not yet been proven to be safe or effective in confirmatory studies. If we discontinue the development of any of our clinical-stage product candidates due to adverse events, lack of efficacy, or any other reason, the value of your investment may be adversely affected.

Our product candidates have not yet been proven safe or effective in clinical trials and early positive results may fail to be confirmed in subsequent larger clinical trials. For example, in 2006 and 2007 we completed two phase 2 clinical trials of adecatumumab in patients with metastatic breast cancer and in patients with prostate cancer but did not achieve the primary endpoints of the trials. Also, in our ongoing phase 1 clinical trial utilizing continuous infusion with blinatumomab in patients with NHL, we have observed adverse events that required discontinuation of treatment of patients. Events leading to discontinuation of blinatumomab have included neurological disorders in dosing schedules tested to date, including flat dosing and dosing schedules using gradually increasing doses. We are working on methods for identifying patients who we believe are likely to experience such events and for recognizing early signs of a neurological event, and we believe that these neurological events may be managed by proactively identifying and treating patients who exhibit early signs of a CNS event. As a result of these potential neurological implications, we may not be able to treat all NHL patients with a uniform dosing schedule.

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

We do not know whether our planned preclinical development or clinical trials for our product candidates will begin on time or be completed on schedule, if at all. The timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients that will be required to enroll in the clinical trials, the inclusion and exclusion criteria used for selecting patients for a particular clinical trial, and the rate at which those patients are enrolled. Any increase in the required number of patients, tightening of selection criteria, or decrease in recruitment rates or difficulties retaining trial participants may result in increased costs, delays in the development of the product candidate, or both. For example, we have discontinued enrollment in a phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer due to a change in the standard of care in this disease setting, which resulted in slower recruitment than was planned.

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates, as well as the efficacy, safety and cost-effectiveness of any competing products, will determine in part the availability and level of reimbursement. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In 2010, the Biologics Price Competition and Innovation Act (BPCIA), together with the Patient Protection and Affordable Care Act, became law in the United States. Among other things, these laws provide a statutory pathway for approval of biosimilar products that could compete with our products if our products are approved, which could result in decreased market share and product revenues for us. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take between six and twelve months, or longer, after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates becomes unavailable or limited in scope or amount, or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.

We are unable to predict what additional legislation or regulation — including implementation of the BPCIA, or relating to the healthcare industry, drug importation from foreign countries, or third-party coverage and reimbursement — may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other healthcare system reforms that are adopted or implemented could have a material adverse effect on our ability to commercialize successfully any future products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

If a third party brings a patent infringement suit against us, and we do not settle the suit and are not successful in defending against the patent infringement claims, we could be required to pay substantial damages or to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. We or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. However, there can be no assurance that any such license would be available on acceptable terms or at all. Even if we or our collaborators were able to obtain a license, the rights may be non-exclusive, which would give our competitors access to the same intellectual property. Ultimately, as a result of patent infringement claims, we could be prevented from commercializing a product candidate or forced to cease some aspect of our business operations, which would harm our business.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. For example, as a result of the termination of our collaboration with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials and have engaged Lonza AG and Boehringer Ingelheim Pharma GmbH & Co. KG as our contract manufacturers. To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Lonza, BI Pharma or other contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed. For example, in the third quarter of 2010 we recalled a batch of diluent, a liquid used to dilute MT110 drug product for administration to patients, because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we halted recruitment in the ongoing phase 1 clinical trial with MT110 until January 2011, when replacement quantities of diluent were available from our third party manufacturer.

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

As described above, we are responsible for the manufacture of blinatumomab for clinical trials and have engaged Lonza and BI Pharma as our contract manufacturers. Lonza has initiated the manufacture of clinical supply of blinatumomab. Until those materials become available, we plan to utilize the inventory of blinatumomab produced by MedImmune prior to the termination of the collaboration.

We believe that the existing stock of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until product manufactured by Lonza and BI Pharma becomes available. However, if there is a delay in Lonza’s ability to provide us with blinatumomab or in BI Pharma’s ability to fill and finish the final drug product, we may have to delay certain clinical trials, which could have a material adverse effect on our business. Furthermore, as part of the termination of our collaboration, MedImmune is required to perform studies confirming that the stock of blinatumomab supplied by MedImmune to us is stable and within our required specifications. If MedImmune ceases to perform these stability studies or to deliver the data from the stability studies as required, or if the data indicate that the stock of blinatumomab has degraded to an extent that it no longer meets the required specifications, we may not have sufficient quantities of the product candidate required to perform the planned clinical trials with blinatumomab. There can be no assurance that the transferred materials will be sufficient for use in our clinical trials, or that we, Lonza or BI Pharma will be able to implement the manufacturing processes transferred from MedImmune in a manner that results in materials suitable for use in clinical trials. Any of these or similar or other events could cause delays in the development and potential regulatory approval of blinatumomab, which would have an adverse effect on its commercial potential.

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

We may seek to co-promote products with our collaborators, or to independently market products that are not already subject to marketing agreements with other parties. For example, under our collaboration agreement with Boehringer Ingelheim, we have the right to co-promote in the United States any approved products resulting from the collaboration. If we determine to perform sales, marketing and distribution functions ourselves, then we could face a number of additional risks, including the following:

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

Item 2. Properties

We lease approximately 4,000 square feet of office space at our corporate headquarters in Bethesda, Maryland, with a current lease term through 2012. In December 2010, we entered into a lease agreement for approximately 11,200 square feet of office space in Rockville, Maryland, with a lease term commencing upon the completion of the build-out of the new facility and ending seven years thereafter, with an option to renew for an additional five years. We also fully sublease our former headquarters located in Carlsbad, California.

We also maintain a research and development facility in Munich, Germany, which consists of approximately 81,200 square feet leased until 2017, with options to renew for additional periods of five years. In February 2010, we signed a lease for approximately 9,000 square feet of office space in a building adjacent to our research and development facility in Munich. This lease has a term through 2015, with an option to renew for an additional five years.

We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to support our growth in personnel.

Item 3. Legal Proceedings

None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “MITI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2009
First Quarter	$4.69	$2.25
Second Quarter	$6.40	$1.81
Third Quarter	$8.48	$4.56
Fourth Quarter	$7.60	$4.82
Year Ended December 31, 2010
First Quarter	$8.98	$6.62
Second Quarter	$8.51	$5.14
Third Quarter	$7.34	$5.96
Fourth Quarter	$8.63	$6.40

As of March 1, 2011, there were approximately 148 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The selected financial data set forth below with respect to the Company’s consolidated statements of operations for each of the years in the three-year period ended December 31, 2010 and with respect to the consolidated balance sheets as of December 31, 2010 and 2009 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended December 31, 2007 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited financial statements not included in this Form 10-K.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except per Share Amounts)
Statement of Operations Data:
Revenues:
Collaboration agreements	$27,947	$19,584	$25,870	$17,366	$25,449
License fees and other	797	1,457	1,416	1,018	2,134
Total revenues	28,744	21,041	27,286	18,384	27,583
Operating expenses:
Research and development	49,375	53,423	37,846	28,407	27,291
In-process research and development	—	—	—	—	20,890
General and administrative	21,432	17,010	15,506	15,214	12,973
Total operating expenses	70,807	70,433	53,352	43,621	61,154
Loss from operations	(42,063)	(49,392)	(26,066)	(25,237)	(33,571)
Other income (expense):
Interest expense	(108)	(281)	(222)	(509)	(1,725)
Interest income	355	419	740	938	743
Change in fair value of common stock warrants liability	(3,614)	(7,950)	(8,064)	1,750	—
Other income (expense), net	679	(478)	377	2,932	561
Net loss	$(44,751)	$(57,682)	$(33,235)	$(20,126)	$(33,992)
Basic and diluted net loss per common share	$(0.56)	$(0.98)	$(0.77)	$(0.55)	$(1.29)
Weighted average shares used to compute basic and diluted net loss per share	79,726	58,582	43,309	36,362	26,366

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$220,967	$117,603	$46,168	$27,066	$24,301
Working capital	179,847	67,728	27,992	15,735	11,578
Total assets	242,304	134,813	70,675	56,252	51,172
Deferred revenue, less current portion	20,538	13,281	7,555	8,366	195
Long-term debt, less current portion	—	—	2,157	2,254	7,408
Total stockholders’ equity	174,589	66,841	35,388	24,978	24,518

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

Ongoing Business Activities

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells. T cells are considered the most powerful “killer cells” of the human immune system. Seven of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. In a phase 2 clinical trial evaluating blinatumomab as a treatment for patients with acute lymphoblastic leukemia, or ALL, 16 of 20 patients experienced elimination of cancerous cells in their bone marrow, which was the primary endpoint of the trial. We have initiated a pivotal, multi-center, single-arm study — referred to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement) — which, if successful, has the potential to support the filing of a marketing approval application in Europe. We have also initiated a phase 2 trial in adult patients with relapsed or refractory B-precursor ALL and are evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of patients with advanced solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our collaboration partner MedImmune, LLC has initiated a phase 1 clinical trial of MT111, a BiTE antibody targeting carcinoembryonic antigen, or CEA, in patients with advanced solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. In addition to the collaboration with MedImmune, we have also entered into collaboration agreements with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies targeting other solid tumor targets, and with Boehringer Ingelheim for the development of BiTE antibodies for the treatment of multiple myeloma.

Our conventional monoclonal antibody adecatumumab, also known as MT201, binds to EpCAM and is the subject of a collaboration with Merck Serono. In August 2010, we discontinued enrollment in a phase 2 trial of adecatumumab in patients with resected liver metastases from colorectal cancer, due to a change in the standard of care in this disease setting which resulted in slower recruitment than was planned. MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our monoclonal antibody MT293, also known as TRC093, is licensed to TRACON Pharmaceuticals, Inc. and has completed a phase 1 clinical trial for the treatment of patients with cancer. Finally, our conventional antibody MT228, licensed to Morphotek, Inc., is the subject of an ongoing phase 1 clinical trial in patients with advanced melanoma.

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

Research and Development

Through December 31, 2010, our research and development expenses consisted of costs associated with the clinical development of blinatumomab, adecatumumab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform generally. This includes costs associated with clinical trials and manufacturing processes, quality systems and analytical development, compensation and other personnel expenses, supplies and materials, consultant fees and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our product candidates into more advanced stages of clinical development and increase our preclinical development for certain of our conventional and BiTE antibodies.

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

Through March 2009, we developed blinatumomab in collaboration with MedImmune under an agreement signed in 2003, which we refer to in this report as the 2003 Agreement. Under the 2003 Agreement, MedImmune reimbursed a portion of our clinical development costs in our European clinical trials. In November 2009, we entered into a termination agreement, which we refer to as the 2009 Agreement, under which we acquired MedImmune’s remaining option right to commercialize blinatumomab in North America. The 2009 Agreement terminates the 2003 Agreement, under which MedImmune had been granted the right to develop and commercialize blinatumomab and other BiTE antibodies binding to antigens relevant for hematological cancers in North America. As a result of the 2009 Agreement, we now control the rights to develop and commercialize blinatumomab in all territories, as well as any other BiTE antibodies binding to antigens relevant for hematological cancers that had been licensed to MedImmune under the 2003 Agreement. Under the terms of the 2009 Agreement, MedImmune sold us the remaining stock of blinatumomab clinical trial material and transferred the manufacturing process for this product candidate to our contract manufacturers. In return, we made fixed payments totaling $10.7 million, the last of which was made in January 2011. MedImmune is eligible to receive additional payments of up to $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America and a low single-digit royalty based on net sales of blinatumomab in North America.

A second agreement with MedImmune under which we are collaborating on the development of MT111 provides for us to receive potential future milestone payments and royalty payments based on future sales of MT111. The potential milestone payments are subject to the successful completion of clinical development and obtaining marketing approval in one or more national markets. Under this agreement, we also retain exclusive rights to commercialize MT111 in Europe.

In May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, under which we will collaborate on the development and commercialization of a BiTE antibody for the treatment of multiple myeloma. Under the terms of the agreement, we are responsible for the generation of the BiTE antibody, and the parties will collaborate on pre-clinical development activities. Boehringer Ingelheim is responsible for the manufacturing and the worldwide clinical development of the product. We will co-promote the product in the United States, and BI will be responsible for the commercialization of the product outside the United States. BI will bear all costs of the development and commercialization of the product, except that we will bear the costs related to our own pre-clinical activities up to a specified amount and the cost of our own U.S. sales force. We received an upfront cash payment of €5 million (approximately $6.6 million using the exchange rate on the date of the agreement) and are eligible to receive up to €50 million (approximately $66 million using the exchange rate on the date of the agreement) upon the achievement of specified development and regulatory milestones. If a BiTE antibody that is the subject of the collaboration is approved for marketing, we will be eligible to receive tiered low double-digit royalties on net sales of the product outside the United States and sales participation payment based on a percentage of U.S. net sales ranging from the mid-twenties to the low thirties.

In October 2009, we entered into a collaboration and license agreement with sanofi-aventis under we are collaborating on the development of a new BiTE antibody targeting solid tumors. Under the terms of the agreement, we are responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We received an upfront payment of €8 million, or $11.9 million as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million as of the date of the agreement, is related to the payment of FTEs allocated by us to the performance of the development program.

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma AG under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target for an upfront fee of €4.5 million, or approximately $6.1 million using the exchange rate as of the date of the agreement. In December 2009, Bayer Schering Pharma exercised the option and paid us the exercise fee of €5.0 million, or approximately $6.7 million using the exchange rate as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive total development and sales milestone payments of €285 million, or approximately $384 million using the exchange rate as of the date of the agreement, and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer Schering Pharma will reimburse us for our research and development expenses incurred in connection with the development program. To date, we have recognized approximately $19.3 million under this agreement as reimbursement of our R&D expenses, as well as $4.7 million in milestone payments.

Under our collaboration agreement with Merck Serono, we have received $22.0 million in upfront and milestone payments from Merck Serono to date, not including payments for costs and expenses incurred in connection with the development of adecatumumab. The agreement provides for potential future clinical development milestone payments of up to an additional $126.0 million. We have all decision-making authority and operational responsibility for the clinical trials of adecatumumab that we conduct. Merck Serono will bear the development expenses associated with the collaboration in accordance with the agreed-upon budget and a specified maximum. This maximum amount has been reached and Micromet is now responsible for further expenses associated with the wind-down of the phase 2 clinical trial of adecatumumab in patients with resected liver metastases from colorectal cancer. We expect no further reimbursement revenues pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

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

We recognize revenues under collaborative research agreements as we perform the services specified in the related agreement, or as we incur expenses that are passed through to the collaborator. Milestone payments are received upon the achievement of goals predetermined under the collaboration agreements. For milestones that are deemed substantive, we recognize the contingent revenue once the milestone has been reached and any required customer acceptance has been obtained. Milestones are considered substantive if all the following criteria are met: 1) the milestone payment is non-refundable and relates solely to past performance; 2) achievement of the milestone was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved to achieve the milestone; and 4) the amount of the milestone payment appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk of achieving the milestone. Fees for research and development services performed under an agreement are generally stated at a yearly fixed fee per research scientist, and are recognized as revenues as the services are provided. We record any amounts received in advance of services performed as deferred revenue and recognize them as revenues if and when earned. Under certain license agreements, we may receive initial license fees and annual renewal fees which are recognized as revenue when the SAB No. 104 criteria have been satisfied unless we have further obligations associated with the license granted. We recognize revenue from payments received at the time of entering into an agreement on a straight-line basis over the term of our obligations under the agreement.

We are entitled to receive royalty payments on the sale of products under license and collaboration agreements. Royalties are based upon the volume of products sold and are recognized as revenue upon notification of sales from the customer. Through December 31, 2010, we have not received or recognized any royalty payments.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached on FASB Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Arrangements with Multiple Deliverables. ASC Topic 605-25 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the expected life of the development period and collaboration agreement on a straight-line basis.

Goodwill

We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory authority, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. ASC Topic 350, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Since we have determined that we have only one reporting unit, we calculate fair value as our total market capitalization adjusted for a control premium. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of the merger between Micromet AG and CancerVax in 2006, we recorded $6.5 million of goodwill on our consolidated balance sheet. On October 1, 2010, we performed our annual goodwill impairment assessment in accordance with ASC Topic 350 and determined that the carrying amount of this goodwill was still recoverable. We cannot assure you that our future annual assessment of goodwill recoverability will not result in a material impairment charge.

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

Based on the fair value, we recognized non-cash patent impairment charges of approximately $0.2 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. The impairment charges were recorded within research and development expenses on the statement of operations. Key inputs utilized in the determination of this non-recurring fair value measurement related to our estimates of cash flows for the remaining patent life and the discount rate factor. The determination of the discount rate was based upon the risk-free rate, adjusted by a risk premium.

Clinical Trial Expenses

Clinical trial expenses include expenses associated with clinical research organizations, or CROs. In some cases, we may not receive invoices from CROs until several months after the services were rendered. We accrue the cost of services based on our estimates of the management, monitoring, and project management costs. We maintain regular communication with our CROs to confirm the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and adjustments are recorded in the period they become known.

Stock-Based Compensation

We estimate the fair value of share-based compensation awards on the grant date in accordance with ASC Topic 718, Share-Based Payment, using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility of our common stock. The expected term of options granted is derived from the average midpoint between vesting and the contractual term. ASC Topic 718 also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2010 was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

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

Results of Operations

Comparison of the Years Ended December 31, 2010, 2009 and 2008

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

The following table summarizes our revenue for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Research and development revenue by collaborator:
Bayer Schering	$13.0	$6.3	$—
Nycomed	5.4	7.6	15.5
Sanofi-aventis	5.1	0.4	—
Merck Serono	2.7	2.9	3.0
MedImmune	1.3	2.2	6.9
Boehringer Ingelheim	0.3	—	—
TRACON	0.1	0.2	0.3
Other	—	—	0.2
Total collaborative research and development revenue	27.9	19.6	25.9
License and other revenue	0.8	1.4	1.4
Total revenues	$28.7	$21.0	$27.3

Bayer Schering Pharma.  We granted an option to Bayer Schering Pharma in January 2009 regarding the development of a new BiTE antibody for an option fee of approximately $6.3 million. This option fee was fully recognized during 2009 and represented the full amount of revenue under this collaboration in 2009. Bayer Schering Pharma exercised the option in December 2009 for which we received an exercise fee of approximately $6.7 million in January 2010. This fee, which resulted in $1.5 million of revenue during 2010, is being recognized on a straight-line basis over 54 months, the period during which we expect to participate on the joint steering committee under our collaboration agreement with Bayer Schering Pharma. In addition, we recognized $6.8 million in revenue during 2010 as payment of our research and development expenses and $4.7 million in development milestones. While the amortization of the license fee into revenue will remain constant on an annual basis, we expect an overall decrease in revenues under this agreement for 2011 as compared to 2010 as we do not expect to achieve any development milestones in 2011 for which we would receive payments.

Nycomed.  Collaborative research and development revenue from Nycomed reflects Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including payments for full-time equivalents, as well as $0.3 million in revenue representing the annual amortized portion of the $6.7 million upfront payment that we received from Nycomed in 2007. This upfront payment is being recognized on a straight-line basis over a 20-year period ending in 2027. The decrease in overall Nycomed revenue of $2.2 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to a $2.0 million milestone payment received during 2009; no milestones were received in 2010. The decrease in overall Nycomed revenue of $7.9 million for the year ended December 31, 2009, as compared to the same period in 2008, was due primarily to our lower level of activity during 2009, as Nycomed assumed primary responsibility for the development of MT203 and initiated a phase 1 clinical trial of this product candidate during 2009. This decrease was partially offset by the $2.0 million milestone payment received during 2009. We expect our Nycomed revenue to decline further in 2011 as Nycomed continues to perform later-stage development work.

Sanofi-aventis.  We entered into a collaboration and license agreement with sanofi-aventis in the fourth quarter of 2009. Upon execution of the agreement, we received an upfront license fee of approximately $7.8 million and upfront research and development expenses of $4.1 million. The upfront license fee is being recognized into revenue on a straight-line basis over 74 months, the period during which we expect to participate on the joint steering committee under the collaboration agreement. The upfront research and development payment is being recognized as revenues as the services are performed. We also receive payment for our research and development expenses under the program. The increase in revenues of $4.7 million over 2009 reflects that the collaboration was only in place for the last two months of 2009. During 2010, we recorded $4.0 million in development revenues under this collaboration and $1.1 million representing the annual amortized portion of the upfront payment. While the amortized portion of the upfront payment will remain the same, we expect our overall revenues under this agreement to increase in 2011 as we continue development.

Merck Serono.  Collaborative research and development revenues from Merck Serono reflect Merck Serono’s responsibility for the costs for the development of the adecatumumab program. Revenues during 2010 were consistent with those recognized during 2009 and 2008. During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program.

MedImmune.  Collaborative research and development revenue from MedImmune represents payments for our costs incurred in the development of blinatumomab and MT111. MedImmune ended its participation in the development of blinatumomab in March 2009, and we terminated our collaboration with MedImmune for the development of blinatumomab in the fourth quarter of 2009. The decrease in revenue of $0.9 million for the year ended December 31, 2010 as compared to 2009 is due to the lower activity by us under this agreement; the decrease was partially offset by a $1.0 million milestone payment received in 2010. The decrease of $4.7 million for the year ended December 31, 2009, as compared to 2008, is primarily due to the termination of the blinatumomab collaboration, which accounted for $3.7 million of the decrease. The remainder of the decrease between 2008 and 2009 was due to lower levels of activity under the MT111 agreement. We expect 2011 collaborative revenue from MedImmune for MT111 to decrease compared to 2010 due to our limited development obligations while MedImmune conducts the ongoing phase 1 clinical trial with MT111.

Boehringer Ingelheim.  Research and development revenues from Boehringer Ingelheim represent payment for our development costs and a portion of the upfront payment of €5 million, or $6.6 million using the exchange rate as of the payment date, that is being recognized over a 20-year period ending in 2030. We expect revenues to increase in 2011 under this agreement as the collaboration progresses.

TRACON.  Collaborative research and development revenue from TRACON reflects TRACON’s full responsibility for the costs of the MT293 product development program. Revenue under this agreement consists of expense payments for development services and revenue from an upfront payment of $1.5 million received from TRACON in 2007 that is being recognized on a straight-line basis over a 15-year period ending in 2022. As TRACON is responsible for the development of the product candidate, including its own costs, we will not receive any material revenue from this agreement until such time, if any, that development milestones are achieved.

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

Research and development expense was $49.4 million, $53.4 million and $37.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The decrease of $4.0 million for the year ended December 31, 2010 as compared to 2009 results from some large non-recurring expenses recorded in 2009, including a $10.7 million expense related to the termination of our blinatumomab collaboration with MedImmune, a $4.0 million expense for the settlement of our arbitration with Curis, Inc. and a $2.6 million patent impairment charge. We also recorded lower adecatumumab-related development expenses during 2010, $1.4 million less than in 2009. Overall, the decreased expenses for 2010 were partially offset by increases in blinatumomab-related expenses of $8.4 million, primarily for manufacturing and clinical activities, expense increases of $1.9 million for our MT110 program and $1.5 million for our MT203 program, also primarily for manufacturing, increases to salary-related expenses of $1.1 million, an increase to our MTR112 program of $0.7 million, and an increase in stock-based compensation expense of $1.4 million.

The increase of $15.6 million for the year ended December 31, 2009 over 2008 was partially the result of $10.7 million in expenses incurred in connection with the termination of our blinatumomab collaboration, consisting of our $6.5 million initial payment to MedImmune, our purchase of the clinical trial inventory of blinatumomab for $2.8 million, a cost of $0.9 million to transfer the blinatumomab manufacturing process to our contract manufacturer and regulatory related expenses of $0.5 million. For 2009, we also accrued $4.0 million of expense for the settlement of our arbitration with Curis, Inc., which occurred in February 2010, as well as a patent impairment charge of $2.6 million relating to the single-chain antibody patents purchased from Curis in 2001. We also incurred a $1.6 million increase in stock-based compensation for 2009 over 2008, which was primarily the result of accelerated vesting of stock options from the separation of our chief medical officer, as well as the vesting of performance-based stock options during 2009. Partially offsetting these 2009 increases over 2008 was a reduction in MT203 expenses of $5.5 million during 2009 due to the shift in program responsibilities to Nycomed for the later-stage development work, which also had the effect of reducing collaborative revenue from this program during 2009.

Since 2007, we have tracked our external research and development expenses by major project candidate development program, such as for blinatumomab, MT203, adecatumumab and MT110, or we allocate the expenses to our BiTE antibody platform generally. We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates. Our research and development expenses for the years ended December 31, 2010, 2009, 2008 and cumulatively since 2007 are summarized in the table below (in thousands):

	Years Ended December 31,			Cumulative
	2010	2009	2008
Blinatumomab	$11,991	$14,291	$2,817	$31,160
MT203	3,639	2,191	8,931	16,801
Adecatumumab	840	2,275	1,484	6,564
MT110	3,511	1,573	1,576	8,267
BiTE antibody platform and other	2,943	3,058	2,476	9,998
Unallocated salary and overhead	22,043	27,052	19,169	85,778
Share-based compensation	4,408	2,983	1,393	10,346
Total	$49,375	$53,423	$37,846	$168,914

We expect significant increases in research and development expenses going forward as we initiate and continue later-stage trials of blinatumomab.

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

General and administrative expense was $21.4 million, $17.0 million and $15.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The increase of $4.4 million for the year ended December 31, 2010 over 2009 resulted from an increase in salaries and benefits of $1.3 million for increased headcount as we expanded key functions, an increase in incentive compensation costs of $0.6 million, stock-based compensation expense increases of $0.9 million, a charge of $0.4 million to adjust our lease exit accrual and an increase of $0.8 million in commercial expenses.

The increase of $1.5 million for the year ended December 31, 2009 over 2008 resulted from increased stock-based compensation charges of $0.8 million for vesting of performance-based stock option grants, overall increases of $0.2 million in salaries, $0.2 million for investor relations expenses and $0.2 million for professional fees.

Interest Income and Expense.  Interest income decreased from $0.7 million in 2008 to $0.4 million in 2009 and remained at $0.4 million in 2010. The decrease for the year ended December 31, 2009 as compared to 2008 was the result of lower average interest rates on invested cash balances. Interest expense was

$0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and primarily represents interest on capital leases.

Change in Fair Value of Common Stock Warrants Liability.  We have issued warrants to purchase our common stock that require us, or any successor entity, to purchase each unexercised warrant for a cash amount equal to its fair value (computed using the Black-Scholes option-pricing model with prescribed guidelines) in any of the following circumstances: we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property. As a consequence of these provisions, the warrants are classified as a liability on our balance sheet, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the statement of operations. Increases in our stock price cause the warrant liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as a reduction to other income.

Our stock price increased from $2.06 on December 31, 2007 to $4.36 on December 31, 2008, to $6.66 on December 31, 2009, and to $8.12 on December 31, 2010. These increases resulted in incremental expenses of $3.6 million, $8.0 million and $8.1 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Other Income (Expense), Net.  Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income of $1.2 million for the period ending December 31, 2010 over 2009 and the decrease in other income of $0.9 million during 2009 as compared to 2008 resulted in each case from foreign currency exchange rate fluctuations.

Liquidity and Capital Resources

Summary of Cash Flows

We had cash and cash equivalents and available-for-sale investments of $222.7 million and $117.6 million as of December 31, 2010 and 2009, respectively. We closed two public offerings of our common stock during 2010 that yielded net proceeds of $75.4 million in the first quarter and $70.5 million during the fourth quarter.

Net cash used in operating activities was $33.2 million for 2010, $8.9 million for 2009, and $15.7 million for 2008. In each case the majority of the cash used was to fund our ongoing research and development efforts, resulting in net losses of $44.8 million, $57.7 million and $33.2 million, respectively, during these years. Our net losses for these years were adjusted by $13.6 million, $19.8 million and $15.5 million, respectively, of net non-cash expenses, including the changes in fair value of warrant liability described above. Working capital changes resulted in net cash outflows of $2.0 million during the year ended December 31, 2010 and net cash inflows of $29.0 million and $2.0 million during the years ended December 31, 2009 and 2008, respectively. As described elsewhere in this report, we received upfront cash payments of $6.7 million from Bayer Schering Pharma and $6.6 million from Boehringer Ingelheim during 2010. We also received milestone payments totaling $4.7 million from Bayer Schering Pharma and a $1.0 million milestone payment from MedImmune during 2010. This compares with upfront cash payments of $11.9 million received from sanofi-aventis during 2009, and a $2.0 million milestone payment received from Nycomed during 2009. Each of these upfront payments is being recognized as revenue over an extended period.

Other working capital changes in 2010 include net increase in accounts receivable of $0.5 million and net increases to accounts payable and accrued expenses of $5.6 million. For 2009, other significant working capital changes included a net decrease of $3.1 million in accounts receivable from collections and a net increase of $14.6 million in accounts payable and accrued expenses. At the end of 2009, we had accrued approximately $6.5 million to be paid to MedImmune in connection with the termination of our blinatumomab collaboration. We had also accrued $4.0 million in connection with our settlement with Curis, Inc., which was resolved and paid in February 2010. For 2008, significant working capital changes included net cash inflows from collections of accounts receivable of $1.3 million and net outflows from a decrease in prepaid expenses of $0.7 million.

Net cash used in investing activities of $126.2 million for 2010 was the result of the net purchase of investments of $122.4 million and equipment purchases of $3.5 million for laboratory equipment and computers. Net cash used in investing activities was $3.1 million in 2009 and $0.5 million in 2008.

Net cash provided by financing activities was $147.4 million for 2010 which resulted from two public offerings of common stock that raised a total of $145.9 million, and from option and warrant exercises for which we received $1.4 million and $0.3 million, respectively. Net cash provided by financing activities was $79.5 million for 2009 resulting from net proceeds from our public offering and the CEFF with Kingsbridge. During 2009, we also received $1.5 million from the exercise of stock options and used $2.2 million to repay in full our debt under a promissory note to MedImmune. During 2008, the net cash provided by financing activities of $36.0 million included a private placement of common stock and warrants that resulted in net proceeds of approximately $37.2 million and stock option and warrant exercises of $1.4 million, offset by payments of $2.5 million for the repayment of our silent partnership debt.

Sources and Uses of Cash

We have funded our recent operations through public offerings and private placements of common stock and associated warrants, equity draws under the CEFF with Kingsbridge, research-contribution revenues from our collaborations with pharmaceutical companies and licensing and milestone payments related to our product candidate partnering activities. We expect that operating losses and negative cash flows from operations will continue for at least the next several years. If appropriate, we may raise substantial funds through the sale of our common stock or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional draw downs from our CEFF with Kingsbridge, which is scheduled to expire in December 2011.

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

Committed Equity Financing Facility.  On December 1, 2008, we entered into the CEFF with Kingsbridge pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock through December 2011. The facility is subject to early termination in specified circumstances. In connection with this CEFF, we issued a warrant to Kingsbridge to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share. The warrant is exercisable until June 2014. Under the CEFF, the maximum number of shares that we may sell to Kingsbridge is 10,104,919 shares, exclusive of the shares underlying the warrant issued to Kingsbridge. Subject to specified conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase shares of our common stock at a price that is between 86% and 94% of the volume weighted average price on each trading day during an eight-day pricing period, provided that if the average market price on any day during the pricing period is less than the greater of $2.00 or 85% of the closing price of the day preceding the first day of the pricing period, then that day would not be used in determining the number of shares that would be issued in the draw down and the aggregate amount of the draw down would be decreased by one-eighth.

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

Public Offerings of Common Stock.

On November 10, 2010, we entered into a purchase agreement with Piper Jaffray & Co. pursuant to which we sold 9,900,000 shares of our common stock at a price per share of $7.15. Our gross proceeds from the sale were $70.8 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.3 million, resulting in net proceeds of $70.5 million.

On March 11, 2010, we entered into an underwriting agreement with Goldman, Sachs & Co., as representative of the several underwriters, pursuant to which we issued an aggregate of 11,500,000 shares of common stock, including the exercise of an over-allotment option for 1,500,000 shares, at a public offering price of $7.00 per share, for gross proceeds of $80.5 million. After underwriting discount and estimated expenses payable by us of approximately $5.1 million, net proceeds from the public offering were approximately $75.4 million.

On August 4, 2009, we completed an underwritten public offering of 16,100,000 shares of common stock at a public offering price of $5.00 per share for net proceeds of $74.9 million, after deducting the underwriters’ discount and offering expenses paid by us.

Contractual Obligations

We have contractual obligations related to our facility leases, research and development agreements and equipment financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2010 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$25,944	$5,428	$8,107	$6,992	$5,417
Contractual payments under licensing and research and development agreements	654	54	108	108	384
Capital leases	637	316	273	48	—
	$27,235	$5,798	$8,488	$7,148	$5,801

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

Recent Accounting Standards and Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple- Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force. ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on the accounting for multiple element arrangements, including whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This guidance establishes a selling price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE), if available; third-party evidence, if VSOE is unavailable; and estimated selling prices, if neither VSOE nor third-party evidence is available. In addition, ASU No. 2009-13 requires allocation using the relative selling price method. ASU No. 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We will adopt this new approach prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. We anticipate that this standard will impact our consolidated financial position and results of operations in the event we complete future multiple element transactions, or modify existing collaborative relationships, for those transactions for which we conclude that the individual elements meet the criteria for standalone value. We consider several factors when estimating the selling price of a license, including the rights received by the licensee, the stage of development and development timeline, the expected market size for the product candidate, the expected life if commercialized and consideration received for comparable deals. Had we adopted the new guidance effective January 1, 2010, giving consideration to accounting for all 2010 contractual arrangements using the new guidance, we estimate that we would have recognized approximately $6.0 million of additional license revenues during 2010.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-17. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. We will implement ASU 2010-17 effective January 1, 2011 and do not expect adoption of this standard to have a material impact on our consolidated financial position or results of operations.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our available cash resources, our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of ongoing and future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for, producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

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

As a result, our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2010, we had U.S. dollar-denominated cash and cash equivalents of $72.8 million and Euro-denominated cash and investments of €24.1 million, or approximately $31.9 million using the exchange rate as of that date. As of December 31, 2010, we had Euro-denominated liabilities of approximately €29.0 million, or approximately $38.5 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations.

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

The following table shows the hypothetical impact of the strengthening of the Euro relative to the U.S. dollar:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the year ended December 31, 2010 (in thousands)	$2,423	$3,636	$4,848

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP has audited and reported on the effectiveness of our internal control over financial reporting as of December 31, 2010. The report of our independent registered public accounting firm is contained in this annual report.

Signature	Title	Date
/s/ Christian Itin Christian Itin	Chief Executive Officer (Principal Executive Officer)	March 3, 2011
/s/ Barclay A. Phillips Barclay A. Phillips	Chief Financial Officer (Principal Financial Officer)	March 3, 2011

Changes in Internal Control Over Financial Reporting

Our chief executive officer and chief financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet Inc.

We have audited Micromet Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion Micromet Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the 2010 consolidated financial statements of Micromet, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers is set forth under Item 1 of this report. The remainder of the information required by this item will be contained under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report or incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.01 of Form 10-Q for the quarter ended September 30, 2003 (File No. 000-50440), filed December 11, 2003.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004.
3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated herein by reference to Exhibit 3.7 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 9, 2007.
4.1	Form of Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.
4.2	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004.
4.3	First Amendment to Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated as of March 17, 2006, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed March 20, 2006.
4.4	Form of Warrant to Purchase Common Stock, dated May 5, 2006, incorporated herein by reference to Exhibit 4.8 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
4.5	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed July 26, 2006.
4.6	Form of Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.7	Form of Alternate Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.8	Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.
4.9	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.

Exhibit Number	Description
4.10	Common Stock Purchase Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
4.11	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
4.12	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed August 31, 2006.
4.13	Warrant to Purchase Common Stock dated December 1, 2008 and issued to Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
10.1(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006, incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended September 30, 2006 (File No. 000-50440), filed November 9, 2006.
10.2(#)	Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of August 30, 2008, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed September 2, 2008.
10.3(#)	Amendment No. 1 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of November 18, 2008, incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.4(#)	Amendment No. 2 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.5(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Matthias Alder, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.6(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.7(#)	Executive Employment Agreement, by and between the Registrant and Jan Fagerberg, effective as of September 17, 2009, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2009 (File No. 000-50440), filed March 5, 2010.
10.8(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006, incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.9(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006, incorporated herein by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.10(#)	2010 Management Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50440), filed May 5, 2010.
10.11(#)	Non-Employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50440), filed May 5, 2010.

Exhibit Number	Description
10.12(#)	Third Amended and Restated 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.13(#)	Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-110085), filed October 30, 2003.
10.14(#)	Amended and Restated 2003 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-163839), filed December 18, 2009.
10.15(#)	2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.16(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers, incorporated herein by reference to Exhibit 10.9 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.17	Amendment No. 1 to Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated April 30, 2010, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50440), filed August 6, 2010.
10.18	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.19(@)	Lease Agreement by and between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended, incorporated herein by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.20(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.21(@)	Lease Agreement by and between Micromet AG and KFV Immobilienverwaltungs GmbH, dated November 4, 2009, incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2009 (File No. 000-50440), filed March 5, 2010.
10.22	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001, incorporated herein by reference to Exhibit 10.01 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.23	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed May 1, 2006.
10.24	Amendment No. 1 to Sublease dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc., incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50440), filed May 10, 2007.
10.25	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999, incorporated herein by reference to Exhibit 10.02 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.26	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000, incorporated herein by reference to Exhibit 10.03 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

Exhibit Number	Description
10.27	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001, incorporated herein by reference to Exhibit 10.04 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.28	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002, incorporated herein by reference to Exhibit 10.05 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.29	Third Amendment to Lease, by and between the Registrant and CA — Marina Business Center Limited Partnership, entered into as of November 14, 2003, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 29, 2004.
10.30	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 20, 2005.
10.31	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.
10.32	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed April 20, 2006.
10.33(%)	Termination and License Agreement, by and between MedImmune, LLC and Micromet AG, dated as of November 4, 2009, incorporated herein by reference to Exhibit 10.33 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.34(%)	Development and Supply Agreement, by and between Lonza Sales AG and Micromet AG, dated as of November 23, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.35(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.36(%)	Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated January 12, 2009, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.
10.37(%)	Amendment No. 1 to Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated as of November 25, 2009, incorporated herein by reference to Exhibit 10.37 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.38(%)	Collaboration and License Agreement, by and between Micromet AG and sanofi-aventis, dated October 28, 2009, incorporated herein by reference to Exhibit 10.38 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.39(%)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.

Exhibit Number	Description
10.40(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.41(%)	Second Amendment to Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2007 (File No. 000-50440), filed March 14, 2008.
10.42(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004, incorporated herein by reference to Exhibit 10.35 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.43(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.44(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated November 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.45(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.46(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005, incorporated herein by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.47(%)	Collaboration and License Agreement, dated as of May 5, 2010, by and between Micromet AG and Boehringer Ingelheim International GmbH, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50440), filed August 6, 2010.
10.48	Office Lease Agreement between PS Business Parks, L.P. and Registrant, dated as of December 23, 2010, filed herewith.
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

&	Indicates that the exhibit is an English translation of a foreign language document.
@	Indicates that the exhibit is an English summary of a foreign language document.
#	Indicates management contract or compensatory plan.

%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

MICROMET, INC.
By: /s/ Christian Itin Christian Itin President and Chief Executive Officer (Principal Executive Officer)
By: /s/ Barclay A. Phillips Barclay A. Phillips Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 3, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthias Alder as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Christian Itin Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011
/s/ Barclay A. Phillips Barclay A. Phillips	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011
/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 3, 2011
/s/ John E. Berriman John E. Berriman	Director	March 3, 2011
/s/ Michael G. Carter Michael G. Carter	Director	March 3, 2011
/s/ Peter Johann Peter Johann	Director	March 3, 2011
/s/ Joseph P. Slattery Joseph P. Slattery	Director	March 3, 2011
/s/ Kapil Dhingra Kapil Dhingra	Director	March 3, 2011

MICROMET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited the accompanying consolidated balance sheets of Micromet, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2011

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In Thousands, Except Par Value)
ASSETS
Current assets:
Cash and cash equivalents	$97,509	$113,434
Short-term investments	123,458	4,169
Accounts receivable, net of allowance of $121 and $121	1,047	464
Prepaid expenses and other current assets	3,850	2,156
Total current assets	225,864	120,223
Property and equipment, net	5,577	3,959
Goodwill	6,462	6,462
Patents, net	300	1,016
Long-term investments	1,705	—
Restricted cash	2,396	3,153
Total assets	$242,304	$134,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,150	$6,053
Accrued expenses	11,314	16,360
Common stock warrants liability	23,858	20,244
Current portion of deferred revenue	5,695	9,838
Total current liabilities	46,017	52,495
Deferred revenue, net of current portion	20,538	13,281
Other non-current liabilities	1,160	2,196
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 91,160 and 69,178 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	4	3
Additional paid-in capital	470,368	314,627
Accumulated other comprehensive income	4,819	8,062
Accumulated deficit	(300,602)	(255,851)
Total stockholders’ equity	174,589	66,841
Total liabilities and stockholders’ equity	$242,304	$134,813

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Collaboration agreements	$27,947	$19,584	$25,870
License fees and other	797	1,457	1,416
Total revenues	28,744	21,041	27,286
Operating expenses:
Research and development	49,375	53,423	37,846
General and administrative	21,432	17,010	15,506
Total operating expenses	70,807	70,433	53,352
Loss from operations	(42,063)	(49,392)	(26,066)
Other income (expense):
Interest expense	(108)	(281)	(222)
Interest income	355	419	740
Change in fair value of common stock warrants liability	(3,614)	(7,950)	(8,064)
Other income (expense), net	679	(478)	377
Net loss	$(44,751)	$(57,682)	$(33,235)
Basic and diluted net loss per common share	$(0.56)	$(0.98)	$(0.77)
Weighted average shares used to compute basic and diluted net loss per share	79,726	58,582	43,309

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2007	40,778	$2	$184,015	$5,895	$(164,933)	$24,979
Issuance of shares in connection with private placement, net of offering costs of $2,790	9,412		37,210	—	—	37,210
Exercise of stock options	543	—	987	—	—	987
Exercise of stock warrants	180		1,409			1,409
Stock-based compensation expense	—	—	3,367	—	—	3,367
Issuance of warrants in connection with Committed Equity Financing Facility, net of offering costs of $818	—	—	818	—	—	818
Comprehensive loss:
Net loss	—	—	—	—	(33,236)	(33,236)
Foreign currency translation adjustment	—	—	—	(146)	—	(146)
Total comprehensive loss	—	—	—	—	—	(33,382)
Balance at December 31, 2008	50,913	2	$227,806	5,749	(198,169)	35,388
Issuance of shares in connection with a public offering, net of offering costs of $5,587	16,100	1	74,914	—	—	74,915
Issuance of shares in connection with Committed Equity Financing Facility	1,420		4,294			4,294
Exercise of stock options	664	—	1,493	—	—	1,493
Exercise of stock warrants	81		337			337
Stock-based compensation expense		—	5,783	—	—	5,783
Comprehensive loss:
Net loss	—	—	—	—	(57,682)	(57,682)
Foreign currency translation adjustment	—	—	—	2,320		2,320
Unrealized loss on short term investments	—	—	—	(7)		(7)
Total comprehensive loss	—	—	—	—	—	(55,369)
Balance at December 31, 2009	69,178	3	314,627	8,062	(255,851)	66,841
Issuance of shares in connection with public offerings, net of offering costs of $5,350	21,400	1	145,934	—	—	145,935
Exercise of stock options	511	—	1,384	—	—	1,384
Exercise of stock warrants	71	—	327	—	—	327
Stock-based compensation expense	—	—	8,096	—	—	8,096
Comprehensive loss:
Net loss	—	—	—	—	(44,751)	(44,751)
Realized foreign currency transaction	—	—	—	(1,276)	—	(1,276)
Foreign currency translation adjustment	—	—	—	(1,942)	—	(1,942)
Unrealized loss on short term investments	—	—	—	(25)	—	(25)
Total comprehensive loss	—	—	—	—	—	(47,994)
Balance at December 31, 2010	91,160	$4	$470,368	$4,819	$(300,602)	$174,589

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net loss	$(44,751)	$(57,682)	$(33,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,052	3,058	3,732
Accretion on lease liability	308	329	352
Non-cash impact on foreign currency transactions	(1,276)	—	—
Amortization of premium/discount on short-term investments	559	158	—
Non-cash change in fair value of common stock warrants liability	3,614	7,950	8,064
Stock-based compensation expense	8,096	5,783	3,367
Impairment of patents	214	2,585	—
Changes in operating assets and liabilities:
Accounts receivable	(496)	3,085	1,324
Prepaid expenses and other current assets	(722)	(77)	683
Accounts payable, accrued expenses and other liabilities	(5,554)	14,590	(416)
Deferred revenue	4,748	11,363	454
Net cash used in operating activities	(33,208)	(8,858)	(15,675)
Cash flows from investing activities:
Purchases of investments	(178,890)	(27,975)	—
Proceeds from the maturity of investments	56,458	26,042	—
Purchases of property and equipment	(3,491)	(1,175)	(468)
Restricted cash used as collateral	(301)	—	15
Net cash used in investing activities	(126,224)	(3,108)	(453)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	145,935	80,026	37,210
Proceeds from exercise of stock options	1,384	1,493	987
Proceeds from exercise of warrants	327	337	421
Principal payments on debt obligations	—	(2,187)	(2,466)
Principal payments on capital lease obligations	(197)	(142)	(186)
Net cash provided by financing activities	147,449	79,527	35,966
Effect of exchange rate changes on cash and cash equivalents	(3,942)	(295)	(736)
Net change in cash and cash equivalents	(15,925)	67,266	19,102
Cash and cash equivalents at beginning of period	113,434	46,168	27,066
Cash and cash equivalents at end of period	$97,509	$113,434	$46,168
Supplemental disclosure of cash flow information:
Cash paid for interest	124	295	1,137
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$28	$621	$219
Issuance of warrants in connection with equity transactions and Committed Equity Financing Facility	$—	$—	$818
Cashless exercise of warrants	$—	$—	$988

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. Seven of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in earlier stages of preclinical development. To date, we have incurred significant research and development expenses and have not achieved any revenues from product sales.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2010, we had an accumulated deficit of $300.6 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may seek to raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 11).

Note 3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. In addition, in December 2010 we signed a lease for new office space in Rockville, Maryland and we issued an additional irrevocable standby letter of credit for that space in the amount of $0.3 million. As of December 31, 2010 and

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

2009, we had a total of $3.4 million and $3.2 million, respectively, in certificates of deposit relating to these letters of credit. As of December 31, 2010, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.4 million is classified as non-current restricted cash. As of December 31, 2009 total restricted cash of $3.2 million was classified as non-current restricted cash.

Investments

We classify our investments as available-for-sale and record them at fair value, with any unrealized gains and losses reported in other comprehensive income (loss), unless the security has experienced a credit loss, we have determined to sell the security or we have determined that it is more-likely-than-not we will have to sell the security before its expected recovery. We include interest and dividends and the amortization of premiums and accretion of discounts to maturity in interest income and any realized gains and losses in other income or expense. We base the cost of securities sold on the specific identification method.

We monitor our investment portfolio for impairment quarterly, and more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and we determine the decline in value to be other-than-temporary, we would record an impairment charge as other expense. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors, including general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook and our assessment as to whether a decision to sell the security has been made or whether it is more likely than not that we will be required to sell a security prior to recovery of its carrying value.

The amortized cost, net unrealized gain or loss and estimated fair value of investments by security type were as follows at December 31, 2010 and 2009 (in thousands):

Securities at December 31, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$48,417	$11	$(25)	$48,403
U.S. Government agencies	7,000	—	(4)	6,996
Commercial paper	27,928	13	(3)	27,938
U.S. corporate bonds	34,651	3	(23)	34,631
Municipal bonds*	7,195	—	—	7,195
Total	$125,191	$27	$(55)	$125,163

Securities at December 31, 2009:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$4,174	$—	$(5)	$4,169
U.S. corporate bonds	—	—	—	—
Total	$4,174	$—	$(5)	$4,169

*	Issued by a state level entity

As of December 31, 2010, the Company’s securities in an unrealized loss position were valued at $66.1 million. All of these securities with an unrealized loss have been in a continuous unrealized loss position for less than one year. We have determined that the decline in fair value of these investments is temporary. We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

The following table summarizes the contractual maturities of marketable investments at December 31, 2010 and 2009 (in thousands):

Securities at December 31, 2010:	Amortized Cost	Fair Value
Due in less than one year	$123,486	$123,458
Due in one to two years	1,705	1,705
Due after two years	—	—
Total	$125,191	$125,163

Securities at December 31, 2009:	Amortized Cost	Fair Value
Due in less than one year	$4,174	$4,169
Due in one to two years	—	—
Due after two years	—	—
Total	$4,174	$4,169

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

Disclosure of assets and liabilities subject to fair value disclosures are to be classified according to a three level fair value hierarchy with respect to the inputs (or assumptions) used in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs is permitted — i.e., inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available. Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to related disclosures at Note 14 of these consolidated financial statements.

Accounts Receivable

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and significant past due balances. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

Goodwill

We review goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Goodwill is determined to be impaired if the fair value of the reporting unit is less than its carrying amount. We have selected October 1 as our annual goodwill impairment testing date. For the years ended December 31, 2010, 2009, and 2008, we completed our annual impairment analysis and found no indication of impairment.

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

As a result of indicators of impairment described above, we assessed whether the carrying value of the purchased patents was recoverable. We evaluated whether the carrying value of the patents would be recoverable by comparing their carrying value to the undiscounted cash flows generated from these patents. The carrying value was in excess of the undiscounted cash flows; therefore, we estimated the fair value of the patents to determine the amount of impairment. We estimated the fair value of the patents using the income approach (discounted cash flows). Based on the fair value, we recognized a non-cash patent impairment charge of approximately $0.2 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. The impairment charges were recorded within research and development expenses on our consolidated statements of operations. Key inputs utilized in the determination of this non-recurring fair value measurement related to our estimates of cash flows for the remaining patent life and the discount rate factor. The determination of the discount rate was based upon the risk-free rate, adjusted by a risk premium. Because these inputs are unobservable, the fair value determination is a Level 3 measurement.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $691,000, $(334,000) and $(49,000) for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the 2010 gain of $691,000 is a realized gain of $1,276,000 previously recorded in other comprehensive income.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance was $4.8 million and $8.1 million at December 31, 2010 and 2009, respectively.

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

We recognize revenues under collaborative research agreements as we perform the services specified in the related agreement, or as we incur expenses that are passed through to the collaborator. Milestone payments are received upon the achievement of goals predetermined under the collaboration agreements. For milestones that are deemed substantive, we recognize the contingent revenue once the milestone has been reached and any required customer acceptance has been obtained. Milestones are considered substantive if all the following criteria are met: 1) the milestone payment is non-refundable and relates solely to past performance; 2) achievement of the milestone was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved to achieve the milestone; and 4) the amount of the milestone payment appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk of achieving the milestone. Fees for research and development services performed under an agreement are generally stated at a yearly fixed fee per research scientist, and are recognized as revenues as the services are provided. We record any amounts received in advance of services performed as deferred revenue and recognize it as revenues if and when earned. Under certain license agreements, we may receive initial license fees and annual renewal fees, which are recognized as revenue when the SAB No. 104 criteria have been satisfied, unless we have further obligations associated with the license granted. We recognize revenue from payments received at the time of entering into an agreement on a straight-line basis over the term of our obligations under the agreement.

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

For revenue arrangements that include multiple deliverables, we identify separate units of accounting based on the consensus reached in ASC Topic 605-25, Revenue Arrangements with Multiple Deliverables. ASC Topic 605-25 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are then considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as we perform services under the agreement.

Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestone payments as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

Research and Development

Except for payments made in advance of services rendered, research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains on available for sale investments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net loss	$(44,751)	$(57,682)	$(33,236)
Realized foreign currency translation, net of tax	(1,276)	—	—
Foreign currency translation adjustments, net of tax	(1,942)	2,320	(146)
Unrealized gain on available for sale investments, net of tax	(25)	(7)	—
Comprehensive loss	$(47,994)	$(55,369)	$(33,382)

Stock-Based Compensation

We account for stock-based payments to employees by estimating the fair value of the grant and recognizing the resulting value ratably over the requisite service period. The estimated fair value is determined by utilizing the Black-Scholes option pricing model. The determination of the estimated fair value of our

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, dividend yield and expected term.

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

We account for uncertain tax positions pursuant to ASC Topic 740. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. It is our policy to record interest and penalties related to uncertain tax positions as a component of income tax expense.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the weighted average share calculation for each of the three years ended December 31, 2010 as their effect would be anti-dilutive:

	Years ended December 31,
	2010	2009	2008
Options outstanding	11,782,000	9,052,000	7,709,000
Warrants outstanding	8,059,000	8,141,000	8,222,000
Total shares excluded from calculation	19,841,000	17,193,000	15,931,000

Recent Accounting Standards and Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple- Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force. ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on the accounting for multiple element arrangements, including whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies  – (continued)

eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This guidance establishes a selling price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE), if available; third-party evidence, if VSOE is unavailable; and estimated selling prices, if neither VSOE nor third-party evidence is available. In addition, ASU No. 2009-13 requires allocation using the relative selling price method. ASU No. 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We will adopt this new approach prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. We anticipate that this standard will impact our consolidated financial position and results of operations in the event we complete future multiple element transactions, or modify existing collaborative relationships, for those transactions for which we conclude that the individual elements meet the criteria for standalone value. We consider several factors when estimating the selling price of a license, including the rights received by the licensee, the stage of development and development timeline, the expected market size for the product candidate, the expected life if commercialized and consideration received for comparable deals. Had we adopted the new guidance effective January 1, 2010, giving consideration to accounting for all 2010 contractual arrangements using the new guidance, we estimate that we would have recognized approximately $6.0 million of additional license revenues during 2010.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-17. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. We will implement ASU 2010-17 effective January 1, 2011 and do not expect adoption of this standard to have a material impact on our consolidated financial position or results of operations.

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life	December 31,
		2010	2009
Laboratory equipment	5 years	$8,290	$6,058
Computer equipment and software	3 years	1,964	1,632
Furniture	10 years	981	850
Leasehold improvements	10 years	5,073	5,258
		16,308	13,798
Less: accumulated depreciation and amortization		(10,731)	(9,839)
Property and equipment, net		$5,577	$3,959

Included above are laboratory and computer equipment acquired under capital lease arrangements with a cost of $1,085,000 and $1,158,000 at December 31, 2010 and 2009, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $598,000 and $392,000 as of December 31, 2010 and 2009, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expenses are included within depreciation and amortization expense in our consolidated statements of operations.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Patents

Patents consist of the following (in thousands):

	December 31,
	2010	2009
Patents	$16,941	$18,766
Less: accumulated amortization	(16,641)	(17,750)
Patents, net	$300	$1,016

Amortization expense on patents for the years ended December 31, 2010, 2009 and 2008 amounted to $0.4 million, $2.0 million and $2.2 million, respectively and is included in research and development expenses. Included in the research and development expenses were non-cash impairment charges of $0.2 million and $2.6 million recorded during the year ended December 31, 2010 and 2009, respectively.

The remaining $300,000 will be amortized during 2011.

Note 6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2010	2009
Accrued employee benefits	$2,865	$2,039
Accrued research and development expenses	4,083	1,877
Other accrued liabilities and expenses	1,277	3,153
Accrued expenses related to MedImmune termination (see Note 16)	3,089	5,291
Accrued settlement charges related to Curis (see Note 18)	—	4,000
	$11,314	$16,360

Note 7. Income Taxes

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2010 we had accumulated tax net operating loss carryforwards in Germany of approximately $199 million. Losses before income taxes are as follows (in millions):

	U.S.	Germany	Total
Losses before income taxes for the year ended December 31, 2010	$20.4	$24.4	$44.8
Losses before income taxes for the year ended December 31, 2009	$19.9	$37.8	$57.7
Losses before income taxes for the year ended December 31, 2008	$18.7	$14.5	$33.2

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

As of December 31, 2010, we have accumulated U.S. federal and state gross net operating losses of $101.1 million and $98.2 million, respectively. We also have state income tax credit carryforwards of $3.2 million. Under U.S. federal and state tax laws, Micromet’s net operating losses accumulated prior to the merger between Micromet AG and CancerVax Corporation in 2006 are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million do not expire.

The following table displays the difference between our effective tax rates and the statutory tax rates for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$(16,018)	$(20,189)	$(11,632)
State taxes	(1,092)	(1,069)	(1,004)
Stock options	2,501	2,133	1,359
Change in warrant valuation	1,459	3,209	3,255
Change in valuation allowance	12,510	14,285	7,079
Foreign tax rate differential	620	1,619	443
Other	20	12	500
Total tax expense	$—	$—	$—

For the years ended December 31, 2010, 2009 and 2008, the German income tax rate was calculated at 32.98% of the taxable income. That rate consists of 15.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 17.15% trade tax. In fiscal years 2010, 2009 and 2008, the United States federal and state blended income tax rate was calculated at 40.4% of taxable income. The rate consists of 35% federal income tax and 5.4% state income tax. The state income tax rate is net of the federal benefit for state income tax expense.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carry forwards – Germany	$63,904	$63,170
Net operating loss carryforwards – United States federal and state	40,671	36,522
Prepaid expenses and other current assets	—	361
Patents and other intangibles	388	521
Stock-based compensation	1,956	2,104
Accrued expenses and other liabilities	1,317	917
Other non-current liabilities	94	53
Other	9,311	9,739
State tax credits	3,152	3,152
Deferred tax liabilities
Property and equipment, net	(42)	(59)
Deferred revenue	(866)	(4,040)
	119,885	112,441
Valuation allowance	(119,885)	(112,441)
Net deferred tax assets	$—	$—

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

At December 31, 2010 and 2009 we had approximately $71.9 million and $68.6 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, as any losses available for carryforward are fully reserved through increases in the valuation allowance recorded. The increase in the valuation allowance for 2010 is due to the increase in net operating loss carryforwards from operations during the year and other temporary differences. No income taxes were paid in the years ended December 31, 2010, 2009 and 2008.

Note 8. Deferred Revenue

Deferred revenues were derived from research and development agreements with Nycomed, Bayer Schering, sanofi-aventis, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (in thousands):

	December 31,
	2010	2009
Nycomed	$6,310	$6,493
Sanofi-aventis	5,640	11,042
Bayer Schering Pharma	5,155	608
Boehringer Ingelheim	6,405	—
Merck Serono	1,368	3,331
TRACON	1,121	1,221
Other	234	424
Subtotal	26,233	23,119
Current portion	(5,695)	(9,838)
Long term portion	$20,538	$13,281

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

Note 9. Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Facility lease exit liability	$1,504	$1,276
GEK subsidy	75	137
Asset retirement obligation	620	567
Capital lease obligations (see Note 10)	521	757
Other	14	18
Subtotal	2,734	2,755
Less current portion included in accrued expenses	(1,574)	(559)
Other non-current liabilities	$1,160	$2,196

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Other Liabilities  – (continued)

Facility Lease Exit Liability and Restructuring Provision

We acquired facility lease exit liabilities on two properties as of May 2006, the date of our merger with CancerVax Corporation. One was for a manufacturing facility in Marina del Rey, California, and the other was for our former corporate headquarters in Carlsbad, California. The Marina del Rey lease was assigned in 2006, under which we assumed an obligation to restore the property to its original condition at the end of the lease in August 2011. Under this assignment a $1.0 million standby letter of credit was established, collateralized by a certificate of deposit in the same amount, to cover these restoration costs. We estimated our liability and recorded an accretion expense periodically since the date of assignment. We subleased our former corporate headquarters in Carlsbad and as of April 2007, it was fully subleased; however, the sublease income does not fully cover our lease obligations.

During the fourth quarter of 2010 we made an adjustment to increase the lease exit liability in the amount of $447,000 related to the Marina del Rey property. The adjustment results from an increase in our estimate of the restoration costs. We expect our obligation will be $1.0 million and expect it to be paid during the third quarter of 2011.

We review the adequacy of our estimated exit accruals on an ongoing basis. The following table summarizes the facility lease activity for these obligations for the years ended December 31, 2010 and 2009 (in thousands):

	Years ended December 31,
	2010	2009
Balance January 1,	$1,276	$1,432
Amounts paid in period	(432)	(402)
Accretion expense	213	246
Adjustment to liability	447	—
Balance December 31,	$1,504	$1,276

Of the $1,504,000 lease exit liability as of December 31, 2010, $1,277,000 is current and $227,000 is non-current.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Lease Obligations

During the years ended December 31, 2010, 2009 and 2008, we entered into equipment financing agreements in the amount of $28,000, $621,000 and $219,000, respectively, for the purpose of buying information technology equipment. The amounts are repayable in monthly installments, the last of which is due in December 2014. The agreements provide for interest ranging from 0.9% to 17.0% per annum. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2010, offset by estimated sublease income under operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases	Estimated Sublease Income	Net Operating Leases
2011	$316	$5,428	$(1,715)	$3,713
2012	207	4,528	(717)	3,811
2013	66	3,579	—	3,579
2014	48	3,561	—	3,561
2015	—	3,431	—	3,431
Thereafter	—	5,417	—	5,417
Total minimum lease payments	637	$25,944	$(2,432)	$23,512
Less: amount representing imputed interest	116
Present value of minimum lease payments	521
Less: current portion	246
Capital lease obligation, less current portion	$275

The sublease income is from sublease agreements related to our former corporate headquarters in Carlsbad, California and a portion of our Munich, Germany facility.

Operating lease expenses amounted to approximately $5.2 million, $5.1 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease income amounted to approximately $2.5 million, $2.5 million, and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The lease agreements provide for various renewal options.

License and Research and Development Agreements

We license certain of our technology from third parties. In exchange for the right to use their technology in our research and development efforts, we have entered into various license agreements. These agreements generally require that we pay license fees and royalties on future product sales. In addition, many of the agreements obligate us to make contractually defined payments upon the achievement of certain development and commercial milestones.

License expenses and milestone payments amounted to approximately $0.6 million, $1.0 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies  – (continued)

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2011	$54
2012	54
2013	54
2014	54
2015	54
Thereafter	384
Total minimum payments	$654

Note 11. Stockholders’ Equity

Issuances of Common Stock

On November 10, 2010, we entered into a purchase agreement with Piper Jaffray & Co. pursuant to which we sold 9,900,000 shares of our common stock at a price per share of $7.15. The gross proceeds to us from the sale were $70.8 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.3 million, resulting in net proceeds of $70.5 million.

On March 11, 2010, we entered into an underwriting agreement with Goldman, Sachs & Co., as representative of the several underwriters named therein, pursuant to which we issued an aggregate of 11,500,000 shares of common stock, including the exercise of an over-allotment option for 1,500,000 shares, at a public offering price of $7.00 per share for gross proceeds of $80.5 million. After underwriting discount of $4.8 million and expenses payable by us of approximately $0.3 million, net proceeds from the public offering were approximately $75.4 million.

On July 30, 2009, we entered into a definitive agreement with various underwriters pursuant to which we issued an aggregate of 16,100,000 shares of common stock in a public offering, including the exercise in full of an over-allotment option for 2,100,000 shares, for aggregate gross proceeds, before underwriting discount and expenses, of $80.5 million. After underwriting discount of $5.2 million and expenses payable by us of approximately $0.3 million, net proceeds from the public offering were $74.9 million.

On October 2, 2008, we completed a private placement with various institutional and individual accredited investors to which we issued an aggregate of 9,411,948 shares of common stock and warrants to purchase an additional 2,823,585 shares of common stock in return for aggregate gross proceeds, before expenses, of $40.0 million (excluding any proceeds that might be received upon exercise of the warrants). We incurred investment banking fees, legal fees, and other financing costs of approximately $2.8 million, resulting in net proceeds of approximately $37.2 million. The purchase price of each share of common stock sold in the financing was $4.21, the closing price of our common stock on the Nasdaq Global Market on September 29, 2008, the date we entered into the securities purchase agreement with the investors, and the purchase price for the warrants was approximately $0.125 for each share of common stock underlying the warrants. The warrants are exercisable for five years from the date of issuance and have an exercise price of $4.63 per share.

On June 22, 2007, we completed a private placement with various institutional and individual accredited investors to which we issued an aggregate of 9,216,709 shares of common stock and warrants to purchase an additional 4,608,356 shares of common stock in return for aggregate gross proceeds, before expenses, of $25.4 million (excluding any proceeds that might be received upon exercise of the warrants). We incurred investment banking fees, legal fees, and other financing costs of approximately $1.9 million resulting in net proceeds of approximately $23.5 million. The purchase price of each share of common stock sold in the financing was $2.69, the closing price of our common stock on the Nasdaq Global Market on June 19, 2007, the date we entered into the securities purchase agreement with the investors, and the purchase price for the

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity  – (continued)

warrants was $0.125 for each share of common stock underlying the warrants. The warrants are exercisable beginning 180 days after issuance through December 19, 2012 and have an exercise price of $3.09 per share.

Under the terms of the warrants issued in the 2007 private placement, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or the successor entity) are required to purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines.

Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula upon the occurrence of certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, an expected life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $7.0 million. The fair value as of December 31, 2010 and 2009 was approximately $23.9 million and $20.2 million, respectively. The warrants are required to be revalued as derivative instruments at each reporting period end. We adjust the instruments to their fair values at the balance sheet date using the Black-Scholes option pricing model, with the change in value recorded as other income/expense on our consolidated statement of operations. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our results of operations.

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

We account for the registration payment arrangement under the provisions of ASC 815, “Accounting for Registration Payment Arrangements.” As of December 31, 2010 and 2009, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the private placements. Accordingly, no accrual for contingent obligation is required or recorded as of December 31, 2010 and 2009.

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

In connection with the December 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share. The warrant is exercisable beginning on the six-month anniversary of the date of grant, and for a period of five years thereafter. In connection with the August 2006 CEFF, we issued to

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity  – (continued)

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

Additional Issuances of Warrants to Purchase Common Stock

During 2002 and 2003, in connection with equipment financings we issued warrants to purchase an aggregate of 55,316 shares of our common stock with an exercise price of $12.07 per share. The warrants expire between 2012 and 2013.

The following table summarizes our warrant activity for the periods presented:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Balance January 1, 2008	5,527,082	$3.51
Issuance of warrants in connection with private placement of common stock	2,823,585	4.63
Issuance of warrants in connection with CEFF	135,000	4.44
Exercises of warrants	(263,397)	3.09
Balance December 31, 2008	8,222,270	$3.92
Exercises of warrants	(81,441)	4.13
Balance December 31, 2009	8,140,829	$3.92
Exercises of warrants	(70,588)	4.63
Expiration of warrants	(11,363)	32.34
Balance December 31, 2010	8,058,878	$3.87

Note 12. Stock Option and Employee Stock Purchase Plans

2003 Equity Incentive Award Plan

In connection with the merger with CancerVax Corporation, we assumed CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant, as defined in the 2003 Plan. Options granted to new employees generally become exercisable as follows: 25% of the shares vest one year after the grant date, with the remainder vesting monthly during the following three years. Options granted to existing employees generally vest on a monthly basis over a three-year period from the date of grant. The initial options granted to our non-employee directors under the 2003 Plan have a three-year vesting period. Subsequent grants of options to our non-employee directors have a one-year vesting

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option and Employee Stock Purchase Plans  – (continued)

period. Options granted to non-employee consultants generally have a one-year vesting period. Options under the 2003 Plan generally expire ten years from the grant date. At December 31, 2010, options to purchase approximately 10,439,000 shares of our common stock were outstanding, and there were approximately 239,000 additional shares remaining available for future grants under these plans.

2006 Stock Option Plan

In April 2006, Micromet Holdings, Inc. adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of common stock. The 2006 Plan was assumed by us in connection with the closing of the merger between Micromet AG and CancerVax Corporation. At December 31, 2010, options to purchase approximately 1,343,000 shares of our common stock were outstanding under this plan, and there were approximately 2,000 shares remaining available for future option grants under this plan.

Stock Option Plan Activity Under 2003 and 2006 Plans

During the year ended December 31, 2010, we granted options to purchase 3,549,000 shares of our common stock. The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $5.39. We did not recognize any expense related to performance-based options in either 2010 or 2008; however, during 2009, we recognized approximately $769,000 of expense related to performance-based options. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.

The following is a summary of stock option activity under the 2003 and 2006 Plans for the year ended December 31, 2010 (options and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	9,052	$3.48
Granted	3,548	7.86
Exercised	(512)	2.69
Forfeited	(203)	4.52
Expired	(103)	3.25
Outstanding at December 31, 2010	11,782	4.82	7.23	$43,313
Vested at December 31, 2010	7,559	$3.90	6.32	$35,657
Vested and expected to vest at December 31, 2010	11,650	$4.80	7.21	$43,136

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock, only for the options that had exercise prices that were lower than the $8.12 per share closing price of our common stock on December 31, 2010. The total intrinsic value of options exercised in the years

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option and Employee Stock Purchase Plans  – (continued)

ended December 31, 2010, 2009 and 2008 was approximately $2,410,069, $2,380,059 and $1,124,090 respectively, as determined as of the date of exercise. We received approximately $1,384,000, $1,493,000 and $986,900 in cash from options exercised in the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense related to stock options granted to employees was $8.1 million, $5.8 million and $3.4 million, respectively. Included in the 2009 expense was $0.9 million due to the accelerated vesting of stock options from the separation of our chief medical officer. As of December 31, 2010 and 2009, the fair value of unamortized compensation cost related to unvested stock option awards was $17.4 million and $7.1 million, respectively. Unamortized compensation cost as of December 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

Reported stock-based compensation is classified, in the consolidated statements of operations, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development	$4,408	$2,983	$1,393
General and administrative	3,688	2,800	1,974
	$8,096	$5,783	$3,367

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $5.39, $2.48 and $1.38 per share, respectively, using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	72.6% to 81.9%	76.1% to 78.7%	74.2% to 76.7%
Risk-free interest rate	1.8% to 2.8%	2.0% to 2.6%	2.4% to 3.3%
Dividend yield	0%	0%	0%
Expected term	5.3 to 6.1 years	5.3 to 6.1 years	5.3 to 6.1 years

Expected volatility is based on our historical volatility for 2010 and on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies for 2009 and 2008. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in ASC Topic 718, Share-Based Payment. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rates for the years ended December 31, 2010, 2009 and 2008 were based on historical forfeiture experience for similar levels of employees to whom the options were granted.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (“ESPP”), which initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. We do not currently offer participation in the ESPP to any of our

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option and Employee Stock Purchase Plans  – (continued)

employees. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock would be equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. There were no shares purchased under the ESPP during 2010, 2009 or 2008, and at December 31, 2010, approximately 235,000 shares were available for future purchase under this plan.

Note 13. Financial Risk Management Objectives and Policies

Our principal financial instruments are comprised of short-term and long-term debt investments, capital leases and cash. We have various other financial instruments such as accounts receivable and accounts payable.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our measurement currency. Approximately 1%, 6% and 5% of our revenue was denominated in U.S. dollars in 2010, 2009 and 2008, respectively. Although we have significant customers with the U.S. dollar as their functional currency, the majority of our transactions are contracted in, and a majority of our operations and expenses are denominated in, Euros (€). Rendered services contracted in U.S. dollars are exposed to movements in the U.S. $ to € exchange rates. Certain license fees and milestone payments are denominated in U.S. dollars. We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable.

It is our policy to place all of our cash equivalents and deposits with high-credit quality issuers. In the event of a default by the institution holding the cash, cash equivalents and restricted cash, we are exposed to credit risk to the extent of the amounts recorded on our consolidated balance sheets. We continually monitor the credit quality of the financial institutions which are counterparts to our financial instruments. Our accounts receivable are subject to credit risk as a result of customer concentrations. Customers comprising greater than 10% of total revenues presented as a percentage of total revenues are as follows:

	Year-Ended December 31,
	2010	2009	2008
Bayer Schering Pharma	45%	30%	—
sanofi-aventis	18%	2%	—
Nycomed	19%	36%	57%
MedImmune	5%	10%	25%
Merck Serono	9%	14%	11%

Note 14. Fair Value Measurements

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value Measurements  – (continued)

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$97,509	$97,509	$—	$—
Restricted cash	3,396	3,396	—	—
Short-term investments:
Foreign government bonds	48,403	—	48,403	—
U.S. Government agencies	6,996	—	6,996	—
Commercial paper	27,938	—	27,938	—
U.S. corporate bonds	32,926	—	32,926	—
Municipal bonds	7,195	—	7,195	—
Long-term investments:
U.S. corporate bonds	1,705	—	1,705	—
Total assets	$226,068	$100,905	$125,163	$—
Liabilities:
Common stock warrant liability	$(23,858)	$—	$—	$(23,858)

The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at December 31:

	2010	2009
Balance beginning of year	$(20,244)	$(12,294)
Transfers to (from) Level 3	—	—
Total gains/(losses) realized/unrealized included in earnings	(3,614)	(7,950)
Purchases/issuances/settlements, net	—	—
Balance end of year	$(23,858)	$(20,244)

The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term is determined based on the contractual period of the warrants.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Exclusive IP Marketing Agreement With Enzon

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

We have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. We recognized $0.7 million, $1.3 million and $1.3 million in revenues related to these license agreements for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 16. Research and Development Agreements

We have been party to the following significant research and development agreements related to our research and development strategy:

Bayer Schering Pharma

In January 2009, we entered into an option, collaboration and license agreement with Bayer Schering Pharma AG, or Bayer Schering Pharma, under which we granted Bayer Schering Pharma an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Under the terms of the agreement, Bayer Schering Pharma paid us an option fee of €4.5 million, or $6.1 million using the exchange rate as of the date of the agreement. In December 2009, Bayer Schering Pharma exercised its option and paid us an option exercise fee of €5 million, or $6.7 million using the exchange rate as of the date exercise. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer Schering Pharma will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive total development and sales milestone payments of €285 million, or $384 million using the exchange rate as of the date of the agreement, of which $4.7 million has been paid to date, and up to double-digit royalties based on tiered net sales of the collaboration product. In addition, Bayer Schering Pharma will compensate us for our research and development expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer Schering Pharma can terminate the Agreement for any reason by 120 days prior written notice to us.

We recognized revenues of approximately $13.0 million and $6.3 million under this agreement during the years ended December 31, 2010 and 2009, respectively. Included in the 2010 revenues are milestone payments totaling $4.7 million.

Sanofi-aventis

In October 2009, we entered into a collaboration and license agreement under which we and sanofi-aventis collaborate on the development of a new BiTE antibody targeting solid tumors. Under the terms of the agreement, we are responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi-aventis will assume full control of the development and commercialization of the product candidate on a worldwide basis. We received an upfront payment of €8 million, or $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Research and Development Agreements  – (continued)

worldwide net sales of the product. In addition, sanofi-aventis will bear the cost of development activities and will compensate us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, will be credited towards the compensation of FTEs allocated by us to the performance of the development program.

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

We recognized revenues of approximately $5.1 million and $0.4 million under this agreement during the years ended December 31, 2010 and 2009, respectively.

Boehringer Ingelheim

In May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, under which we will collaborate on the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Under the terms of the agreement, we are responsible for the generation of the BiTE antibody, and the parties will collaborate on pre-clinical development activities. Boehringer Ingelheim is responsible for the manufacturing and the worldwide clinical development of the product. We will co-promote the product in the United States, and BI will be responsible for the commercialization of the product outside the United States. BI will bear all costs of the development and commercialization of the product, except that we will bear the costs related to our own pre-clinical activities up to a specified amount and the cost of our own U.S. sales force. We received an upfront cash payment of €5 million (approximately $6.6 million using the exchange rate on the date of the agreement) and are eligible to receive up to €50 million (approximately $66 million using the exchange rate on the date of the agreement) upon the achievement of specified development and regulatory milestones. If a BiTE antibody that is the subject of the collaboration is approved for marketing, we will be eligible to receive tiered low double-digit royalties on net sales of the product outside the United States, and for the rights and licenses granted under the Agreement and our additional co-promotion efforts, a sales participation payment in the United States increasing over a period of three years from a percentage of net sales in the mid-twenties to the low thirties, in each case subject to reduction upon the entry of material generic competition or, with respect to the United States only, the termination of our co-promotion obligations.

BI has the right to terminate the agreement with 90 days prior notice for any reason at any time prior to the first commercial sale of the BiTE antibody and for any reason with 180 days prior notice thereafter. We have the right to terminate the Agreement with 90 days prior notice at specified points in the development plan.

We recognized revenues of approximately $0.3 million under this agreement during the year ended December 31, 2010.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Research and Development Agreements  – (continued)

Under the terms of the agreement, we are responsible for conducting the phase 2 clinical trial of adecatumumab in patients with resected liver metastases from colorectal cancer, enrollment for which has been discontinued. Merck Serono paid the development expenses associated with the collaboration in accordance with the agreed-upon budget and a specified maximum. This maximum amount has been reached and Micromet is now responsible for further expenses associated with the wind-down of the phase 2 clinical trial. Upon completion of this clinical trial, we can exercise an option to co-develop adecatumumab in the United States or Europe. If we exercise our option, we will then share up to 50% of the development costs, as well as certain other expenses, depending on the territory for which we exercise our co-development option. The parties would co-promote and share the profits from sales of adecatumumab in the territories for which the parties shared the development costs. In the other territories, Merck Serono would pay royalties from high single digits to mid-teens on tiered net sales of adecatumumab.

Merck Serono may terminate the agreement following receipt by Merck Serono of the study reports for ongoing phase 2 clinical trial, and thereafter for convenience upon specified prior notice. Either party may terminate the agreement as a result of the material breach of the other. In the event of a termination of the agreement, all product rights will revert to us.

We recognized revenues of approximately $2.7 million, $2.9 million and $3.0 million associated with this license and collaboration agreement in the years ended December 31, 2010, 2009 and 2008, respectively.

Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed will collaborate exclusively with each other on the development of MT203 and other antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million using the exchange rate as of the payment date, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €120 million in the aggregate. To date, we have received $2.7 million of such milestone payments. We are also eligible to receive tiered royalties in the high single digit to mid-teen range on worldwide sales of MT203 and other products that may be developed under the agreement.

We were responsible for performing preclinical development and process development relating to MT203, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed will bear the cost of development activities and compensate us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

We recognized revenues of approximately $5.4 million, $7.6 million and $15.5 million associated with this agreement in the years ended December 31, 2010, 2009 and 2008, respectively. Included in the 2009 and 2008 revenues are milestone payments of $1.9 million and $0.8 million, respectively.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Research and Development Agreements  – (continued)

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

Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining inventory of blinatumomab clinical trial material and will transfer the manufacturing process for this product candidate to us or our contract manufacturer. In return, we made upfront payments of $6.5 million, of which the final payment of $2.5 million was paid in January 2011. In addition, MedImmune is eligible to receive an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America. In addition, we will pay to MedImmune a low mid-single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

We did not record any revenues under this agreement during 2010 and recognized revenues of approximately $0.3 million and $4.4 million associated with the 2003 Agreement in the years ended December 31, 2009 and 2008, respectively.

BiTE Research Collaboration Agreement

In 2003, we entered in a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated MT111, a BiTE antibody binding to carcinoembryonic antigen (CEA). MedImmune is obligated to make milestone payments of up to approximately $17 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody. In addition, MedImmune is obligated to pay to us up to high-single digit royalties on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. Furthermore, we have retained the exclusive right to commercialize MT111 in Europe. Subject to an agreed upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

We recognized revenues of approximately $1.3 million, $1.9 million and $2.5 million associated with this agreement in the years ended December 31, 2010, 2009 and 2008, respectively. Included in 2010 revenues is a milestone payment in the amount of $1.0 million.

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Research and Development Agreements  – (continued)

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

We recognized revenues of approximately $0.1 million, $0.2 million and $0.3 million associated with this agreement in the years ended December 31, 2010, 2009 and 2008, respectively.

Lonza

In November 2009, we entered into an agreement for the process development and manufacture of blinatumomab with Lonza AG, or Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza will establish the current manufacturing process for blinatumomab and develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza will manufacture blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer manufacturing to a third party. We made payments of approximately €2.4 million, or approximately $3.2 million, for the activities performed by Lonza during 2010.

Boehringer Ingelheim Pharma

We have also entered into an agreement with Boehringer Ingelheim Pharma GmbH & Co. KG, or BI Pharma, for the production of finished blinatumomab drug product from quantities of blinatumomab manufactured by Lonza. Under the terms of the agreement, BI Pharma will develop a filling and finishing process for blinatumomab and will manufacture and supply the finished product for our clinical trials. We also have the option to engage BI Pharma for the manufacture of finished blinatumomab drug product for commercial sale. The process to be developed by BI Pharma can be transferred to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer finished product manufacturing to a third party.

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

Note 17. Segment Disclosures

We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Germany	$18,893	$13,992	$15,529
United States	1,462	2,703	8,042
France	5,051	439	—
Switzerland	2,723	2,861	3,212
All others	615	1,046	503
	$28,744	$21,041	$27,286

Long-Lived Assets:

All long-lived assets are located in Germany, except for approximately $141,000 and $105,000 located in the U.S. as of December 31, 2010 and 2009, respectively.

Note 18. Legal Proceedings

In February 2010, we entered into a Settlement, Mutual Release and Termination Agreement, or Settlement Agreement, with Curis, Inc. to resolve a claim filed by Curis with the American Arbitration Association, relating to a June 2001 Agreement for the Purchase and Sale of Single-Chain Polypeptide Business, or SCA Agreement, between Curis and our wholly owned subsidiary Micromet AG under which Micromet AG acquired from Curis certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Under the SCA Agreement, Micromet AG made an upfront payment in cash and issued equity and a debt instrument to Curis. In addition, under the terms of the SCA Agreement, Micromet AG had agreed to pay royalties on net sales of products covered by the assigned patents and on revenues received from licensing the assigned patents. Pursuant to the Settlement Agreement, we made a final payment of $4.0 million in 2010 to Curis in order to settle the dispute and discharge and terminate all future payment obligations that could have arisen under the SCA Agreement. This amount was expensed during 2009, as the Settlement Agreement was deemed to be a recognized subsequent event.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Data (Unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$6,310	$6,549	$6,658	$9,227
Total operating expenses	17,423	17,401	16,118	19,865
Loss from operations	(11,113)	(10,852)	(9,460)	(10,638)
Net loss	(16,253)	(3,144)	(10,418)	(14,936)
Basic and diluted net loss per common share	(0.23)	(0.04)	(0.13)	(0.17)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$7,463	$4,930	$4,021	$4,627
Total operating expenses	12,376	12,579	17,132	28,346
Loss from operations	(4,913)	(7,649)	(13,111)	(23,719)
Net loss	(332)	(13,945)	(19,892)	(23,513)
Basic and diluted net loss per common share	(0.01)	(0.27)	(0.32)	(0.34)