Form 10-K/A
period 2010-12-31
MICROMET, INC.
filed 2011-04-15
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Explanatory Note

Micromet, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2011 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”) to include restated financial statements as described in Note 20 to the consolidated financial statements contained herein and to make other corresponding changes as described below. The Company is restating its previously issued consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and for each of the quarterly periods within each of the years ended December 31, 2010 and 2009, to reflect the Company’s determination that it did not properly account for foreign currency transactions related to foreign-denominated available-for-sale investments.

In the Original Filing, net loss was understated by $5.4 million for the year ended December 31, 2010 and overstated by $1.6 million for the year ended December 31, 2009. There is no cash impact from these errors. The errors increased accumulated other comprehensive income by $3.8 million as of December 31, 2010 and decreased accumulated other comprehensive income by $1.6 million as of December 31, 2009.

During the years ended December 31, 2010 and 2009, the restatement resulted in adjustments of ($5.4 million) and $1.6 million, respectively, related to foreign currency transaction gains (losses), to Other Income (Expense) within the Company’s consolidated statements of operations.

This amendment also contains reclassifications in the Company’s unaudited balance sheet at March 31, 2010 and 2009, as described in Note 19 to the consolidated financial statements contained herein, to reclassify a portion of the foreign-denominated investments to cash equivalents.

The revisions relate to non-operating expense, non-cash items as of and for the years ended December 31, 2010 and 2009 and for each of the quarterly periods within each of the years ended December 31, 2010 and 2009. The restatement does not change the Company’s previously reported revenues, operating expenses, loss from operations, total assets, total liabilities, total stockholders’ equity, investments or cash and cash equivalents in its consolidated financial statements as of and for the years ended December 31, 2010 and 2009, as reflected in the Original Filing.

In the Original Filing, the Company reported under Item 9A “Controls and Procedures,” that its disclosure controls and procedures and its internal control over financial reporting were effective. Management, in consultation with the Audit Committee, has concluded that the errors described herein constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2010 and that, as a result of such material weakness, the Company’s disclosure controls and procedures were ineffective as of that date. The revised assessment, including a revised report Management Report on Internal Control Over Financial Reporting, is included under Part II, Item 9A of this Form 10-K/A.

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.

All of the information in this Form 10-K/A is as of March 3, 2011, the date the Company filed the Original Filing with the SEC. This Form 10-K/A continues to speak as of the date of the Original Filing and does not reflect any subsequent information or events other than the matters described in this Explanatory Note. Forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than as specifically stated in this Form 10-K/A.

No attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as required to reflect the effects of the matters described above. Changes have been made to the following items solely as a result of, and to reflect, the matters described above, and no other information in the Form 10-K/A is amended hereby as a result of the restatement:

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010
(Amendment No. 1)

i

Item 6. Selected Consolidated Financial Data.

The selected financial data set forth below with respect to the Company’s consolidated statements of operations for each of the years in the three-year period ended December 31, 2010 and with respect to the consolidated balance sheets as of December 31, 2010 and 2009 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K/A. The statement of operations data for each of the years in the two-year period ended December 31, 2007 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited financial statements not included in this Form 10-K/A or the Original Filing.

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

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K/A.

	Years Ended December 31,
	2010 restated	2009 restated	2008	2007	2006
	(In Thousands, Except per Share Amounts)
Statement of Operations Data:
Revenues:
Collaboration agreements	$27,947	$19,584	$25,870	$17,366	$25,449
License fees and other	797	1,457	1,416	1,018	2,134
Total revenues	28,744	21,041	27,286	18,384	27,583
Operating expenses:
Research and development	49,375	53,423	37,846	28,407	27,291
In-process research and development	—	—	—	—	20,890
General and administrative	21,432	17,010	15,506	15,214	12,973
Total operating expenses	70,807	70,433	53,352	43,621	61,154
Loss from operations	(42,063)	(49,392)	(26,066)	(25,237)	(33,571)
Other income (expense):
Interest expense	(108)	(281)	(222)	(509)	(1,725)
Interest income	355	419	740	938	743
Change in fair value of common stock warrants liability	(3,614)	(7,950)	(8,064)	1,750	—
Other income (expense), net	(4,689)	1,140	377	2,932	561
Net loss	$(50,119)	$(56,064)	$(33,235)	$(20,126)	$(33,992)
Basic and diluted net loss per common share	$(0.63)	$(0.96)	$(0.77)	$(0.55)	$(1.29)
Weighted average shares used to compute basic and diluted net loss per share	79,726	58,582	43,309	36,362	26,366

	December 31,
	2010 (restated)	2009 (restated)	2008	2007	2006
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$220,967	$117,603	$46,168	$27,066	$24,301
Working capital	179,847	67,728	27,992	15,735	11,578
Total assets	242,304	134,813	70,675	56,252	51,172
Deferred revenue, less current portion	20,538	13,281	7,555	8,366	195
Long-term debt, less current portion	—	—	2,157	2,254	7,408
Total stockholders’ equity	174,589	66,841	35,388	24,978	24,518

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I — Item 1A of the Original Filing under the caption “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Note 20 to our consolidated financial statements contained herein, of our results as of and for the years ended December 31, 2010 and 2009. The following tables summarize the effect of the restatement by major financial statement line item as of and for the years ended December 31, 2010 and 2009 (in thousands). During the years ended December 31, 2010 and 2009, the restatement resulted in adjustments to record ($5.4 million) and $1.6 million, respectively, of realized gains (losses) as Other Income (Expense) on the Company’s consolidated statements of operations and make corresponding adjustments to the Accumulated Other Comprehensive Income account on the Company’s consolidated balance sheets.

The revisions relate to non-operating and non-cash items as of and for the years ended December 31, 2010 and 2009. The restatement does not change the Company’s previously reported revenues, loss from operations, total stockholders’ equity or cash and cash equivalents shown in its consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
Consolidated Balance Sheets	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Accumulated other comprehensive income	$4,819	$3,750	$8,569	$8,062	$(1,618)	$6,444
Accumulated deficit	(300,602)	(3,750)	(304,352)	(255,851)	1,618	(254,233)

	December 31, 2010			December 31, 2009
Consolidated Statements of Operations	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Other income (expense), net	$679	$(5,368)	$(4,689)	$(478)	$1,618	$1,140
Net loss	(44,751)	(5,368)	(50,119)	(57,682)	1,618	(56,064)
Basic and diluted net loss per common share	(0.56)	(0.07)	(0.63)	(0.98)	0.02	(0.96)
Consolidated statements of cash flows
Net loss	$(44,751)	$(5,368)	$(50,119)	$(57,682)	$1,618	$(56,064)
Realized gain on foreign currency transaction	(1,276)	5,223	3,947	—	(1,346)	(1,346)
Net cash used in operating activities	(33,208)	(133)	(33,341)	(8,858)	226	(8,632)
Purchase of investments	(178,890)	4,167	(174,723)	(27,975)	1,870	(26,105)
Proceeds from redemption/ sale of investments	56,458	(4,038)	52,420	26,042	(2,096)	23,946
Net cash used in investing activities	(126,224)	129	(126,095)	(3,108)	(226)	(3,334)

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

Critical Accounting Policies and the Use of Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A, we believe the critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

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

	Years Ended December 31,
	2010	2009	2008	Cumulative
Blinatumomab	$11,991	$14,291	$2,817	$31,160
MT203	3,639	2,191	8,931	16,801
Adecatumumab	840	2,275	1,484	6,564
MT110	3,511	1,573	1,576	8,267
BiTE antibody platform and other	2,943	3,058	2,476	9,998
Unallocated salary and overhead	22,043	27,052	19,169	85,778
Share-based compensation	4,408	2,983	1,393	10,346
Total	$49,375	$53,423	$37,846	$168,914

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

Other Income (Expense), Net.  Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The decrease in income of $5.8 million for the period ending December 31, 2010 as compared to 2009 and the increase in other income of $0.8 million during 2009 as compared to 2008 resulted in each case from foreign currency exchange rate fluctuations, relating to maturities of our foreign-denominated available-for-sale securities as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held in the U.S. entity.

Liquidity and Capital Resources

Summary of Cash Flows

We had cash and cash equivalents and available-for-sale investments of $222.7 million and $117.6 million as of December 31, 2010 and 2009, respectively. We closed two public offerings of our common stock during 2010 that yielded net proceeds of $75.4 million in the first quarter and $70.5 million during the fourth quarter.

Net cash used in operating activities was $33.2 million for 2010, $8.6 million for 2009, and $15.7 million for 2008. In each case the majority of the cash used was to fund our ongoing research and development efforts, resulting in net losses of $50.1 million, $56.1 million and $33.2 million, respectively, during these years. Our net losses for these years were adjusted by $18.8 million, $18.5 million and $15.5 million, respectively, of net non-cash expenses, including the changes in fair value of warrant liability and realized gains (losses) on foreign currency transactions described above. Working capital changes resulted in net cash outflows of $2.0 million during the year ended December 31, 2010 and net cash inflows of $29.0 million and $2.0 million during the years ended December 31, 2009 and 2008, respectively. As described elsewhere in this report, we received upfront cash payments of $6.7 million from Bayer Schering Pharma and $6.6 million from Boehringer Ingelheim during 2010. We also received milestone payments totaling $4.7 million from Bayer Schering Pharma and a $1.0 million milestone payment from MedImmune during 2010. This compares with upfront cash payments of $11.9 million received from sanofi-aventis during 2009, and a $2.0 million milestone payment received from Nycomed during 2009. Each of these upfront payments is being recognized as revenue over an extended period.

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

Net cash used in investing activities of $126.1 million for 2010 was the result of the net purchase of investments of $122.3 million and equipment purchases of $3.5 million for laboratory equipment and computers. Net cash used in investing activities was $3.3 million in 2009 and $0.5 million in 2008.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our available cash resources, our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of ongoing and future clinical trials, plans regarding regulatory filings, our ability to draw down under the CEFF and the availability of financing, and our plans regarding partnering activities. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for, producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in the Original Filing, including those in Item 1A, “Risk Factors.”

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has re-evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Management, in consultation with the Audit Committee, has concluded that the restatement errors, described in Note 20 to the Consolidated Financial Statements, constituted a material weakness in the Company’s internal control over financial reporting as of the date of the Original Filing. As a result of the material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The financial statements included in this Form 10-K/A were prepared with particular attention to the material weakness. Accordingly, management believes that the consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will remediate the issues that arose with respect to the material weakness.

Changes in Internal Control Over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Subsequent to the period covered by this report, management has implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we have implemented procedures to enhance the review of foreign currency transactions related to foreign-denominated available-for-sale securities. As part of the Company’s fiscal 2011 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively. Management believes the implemented controls will remediate the material weakness related to the review of foreign currency transactions related to foreign-denominated available-for-sale securities.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness related to the accounting for foreign currency transactions, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Ernst & Young LLP has audited and reported on the effectiveness of our internal control over financial reporting as of December 31, 2010. The report of our independent registered public accounting firm is contained in this annual report on Form 10-K/A.

Signature	Title	Date
/s/ Christian Itin Christian Itin	Chief Executive Officer (Principal Executive Officer)	April 15, 2011
/s/ Barclay A. Phillips Barclay A. Phillips	Chief Financial Officer (Principal Financial Officer)	April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited Micromet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 3, 2011, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the accounting for foreign currency transactions existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in its internal controls related to the accounting for foreign currency transactions. This material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009. We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Micromet, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated March 3, 2011, except for the effects of the matters described in Note 20, as to which the date is April 15, 2011, on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Micromet, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2011,
except for the effects of the material weakness described in the sixth paragraph above, as to which the date is
April 15, 2011

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report or incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.01 of Form 10-Q for the quarter ended September 30, 2003 (File No. 000-50440), filed December 11, 2003.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004.
3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated herein by reference to Exhibit 3.7 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 9, 2007.
4.1	Form of Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.
4.2	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004.
4.3	First Amendment to Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated as of March 17, 2006, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed March 20, 2006.
4.4	Form of Warrant to Purchase Common Stock, dated May 5, 2006, incorporated herein by reference to Exhibit 4.8 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
4.5	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed July 26, 2006.
4.6	Form of Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.7	Form of Alternate Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.8	Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.
4.9	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.

Exhibit Number	Description
4.10	Common Stock Purchase Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
4.11	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
4.12	Warrant to purchase 285,000 shares of Common Stock, issued to Kingsbridge Capital Limited, dated August 30, 2006, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed August 31, 2006.
4.13	Warrant to Purchase Common Stock dated December 1, 2008 and issued to Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
10.1(#)	Executive Employment Agreement, by and between the Registrant and Christian Itin, dated June 2, 2006, incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended September 30, 2006 (File No. 000-50440), filed November 9, 2006.
10.2(#)	Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of August 30, 2008, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed September 2, 2008.
10.3(#)	Amendment No. 1 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of November 18, 2008, incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.4(#)	Amendment No. 2 to Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.5(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Matthias Alder, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.6(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Reisenauer, effective as of December 23, 2008, incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2008 (File No. 000-50440), filed March 16, 2009.
10.7(#)	Executive Employment Agreement, by and between the Registrant and Jan Fagerberg, effective as of September 17, 2009, incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2009 (File No. 000-50440), filed March 5, 2010.
10.8(#)	Executive Employment Agreement, by and between the Registrant and Jens Hennecke, dated June 2, 2006, incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.9(#)	Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, dated June 2, 2006, incorporated herein by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.10(#)	2010 Management Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50440), filed May 5, 2010.
10.11(#)	Non-Employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50440), filed May 5, 2010.

Exhibit Number	Description
10.12(#)	Third Amended and Restated 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.13(#)	Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-110085), filed October 30, 2003.
10.14(#)	Amended and Restated 2003 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-163839), filed December 18, 2009.
10.15(#)	2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.16(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers, incorporated herein by reference to Exhibit 10.9 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.17	Amendment No. 1 to Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated April 30, 2010, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50440), filed August 6, 2010.
10.18	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.19(@)	Lease Agreement by and between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended, incorporated herein by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.20(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.21(@)	Lease Agreement by and between Micromet AG and KFV Immobilienverwaltungs GmbH, dated November 4, 2009, incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2009 (File No. 000-50440), filed March 5, 2010.
10.22	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001, incorporated herein by reference to Exhibit 10.01 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.23	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed May 1, 2006.
10.24	Amendment No. 1 to Sublease dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc., incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50440), filed May 10, 2007.
10.25	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999, incorporated herein by reference to Exhibit 10.02 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.26	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000, incorporated herein by reference to Exhibit 10.03 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

Exhibit Number	Description
10.27	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001, incorporated herein by reference to Exhibit 10.04 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.28	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002, incorporated herein by reference to Exhibit 10.05 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.
10.29	Third Amendment to Lease, by and between the Registrant and CA — Marina Business Center Limited Partnership, entered into as of November 14, 2003, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 29, 2004.
10.30	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 20, 2005.
10.31	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.
10.32	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed April 20, 2006.
10.33(%)	Termination and License Agreement, by and between MedImmune, LLC and Micromet AG, dated as of November 4, 2009, incorporated herein by reference to Exhibit 10.33 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.34(%)	Development and Supply Agreement, by and between Lonza Sales AG and Micromet AG, dated as of November 23, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.35(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.36(%)	Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated January 12, 2009, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.
10.37(%)	Amendment No. 1 to Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated as of November 25, 2009, incorporated herein by reference to Exhibit 10.37 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.38(%)	Collaboration and License Agreement, by and between Micromet AG and sanofi-aventis, dated October 28, 2009, incorporated herein by reference to Exhibit 10.38 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.
10.39(%)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.

Exhibit Number	Description
10.40(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.41(%)	Second Amendment to Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2007 (File No. 000-50440), filed March 14, 2008.
10.42(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004, incorporated herein by reference to Exhibit 10.35 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.43(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.44(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated November 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.45(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.46(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005, incorporated herein by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.47(%)	Collaboration and License Agreement, dated as of May 5, 2010, by and between Micromet AG and Boehringer Ingelheim International GmbH, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50440), filed August 6, 2010.
10.48	Office Lease Agreement between PS Business Parks, L.P. and Registrant, dated as of December 23, 2010, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2010 (File No. 000-50440), filed March 3, 2011.
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of Form 10-K for the year ended December 31, 2010 (File No. 000-50440), filed March 3, 2011.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney (incorporated by reference to signature page of the Original Filing)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

&	Indicates that the exhibit is an English translation of a foreign language document.
@	Indicates that the exhibit is an English summary of a foreign language document.

#	Indicates management contract or compensatory plan.
%	The Registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Christian Itin Christian Itin	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
/s/ Barclay A. Phillips Barclay A. Phillips	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	April 15, 2011
/s/ John E. Berriman John E. Berriman	Director	April 15, 2011
/s/ Michael G. Carter Michael G. Carter	Director	April 15, 2011
/s/ Peter Johann Peter Johann	Director	April 15, 2011
/s/ Joseph P. Slattery Joseph P. Slattery	Director	April 15, 2011
/s/ Kapil Dhingra Kapil Dhingra	Director	April 15, 2011

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

As more fully discussed in Note 20, the Company has restated the accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009 to correct errors in accounting for foreign currency transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is April 15, 2011, which expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2011,
except for the effects of the matters described in Note 20, as to which the date is
April 15, 2011

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010 (as restated)	2009 (as restated)
	(In Thousands, Except Par Value)
ASSETS
Current assets:
Cash and cash equivalents	$97,509	$113,434
Short-term investments	123,458	4,169
Accounts receivable, net of allowance of $121 and $121	1,047	464
Prepaid expenses and other current assets	3,850	2,156
Total current assets	225,864	120,223
Property and equipment, net	5,577	3,959
Goodwill	6,462	6,462
Patents, net	300	1,016
Long-term investments	1,705	—
Restricted cash	2,396	3,153
Total assets	$242,304	$134,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,150	$6,053
Accrued expenses	11,314	16,360
Common stock warrants liability	23,858	20,244
Current portion of deferred revenue	5,695	9,838
Total current liabilities	46,017	52,495
Deferred revenue, net of current portion	20,538	13,281
Other non-current liabilities	1,160	2,196
Stockholders’ equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00004 par value; 150,000 shares authorized; 91,160 and 69,178 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	4	3
Additional paid-in capital	470,368	314,627
Accumulated other comprehensive income	8,569	6,444
Accumulated deficit	(304,352)	(254,233)
Total stockholders’ equity	174,589	66,841
Total liabilities and stockholders’ equity	$242,304	$134,813

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010 (as restated)	2009 (as restated)	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Collaboration agreements	$27,947	$19,584	$25,870
License fees and other	797	1,457	1,416
Total revenues	28,744	21,041	27,286
Operating expenses:
Research and development	49,375	53,423	37,846
General and administrative	21,432	17,010	15,506
Total operating expenses	70,807	70,433	53,352
Loss from operations	(42,063)	(49,392)	(26,066)
Other income (expense):
Interest expense	(108)	(281)	(222)
Interest income	355	419	740
Change in fair value of common stock warrants liability	(3,614)	(7,950)	(8,064)
Other income (expense), net	(4,689)	1,140	377
Net loss	$(50,119)	$(56,064)	$(33,235)
Basic and diluted net loss per common share	$(0.63)	$(0.96)	$(0.77)
Weighted average shares used to compute basic and diluted net loss per share	79,726	58,582	43,309

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (as restated)	Accumulated Deficit (as restated)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2007	40,778	$2	$184,015	$5,895	$(164,933)	$24,979
Issuance of shares in connection with private placement, net of offering costs of $2,790	9,412		37,210	—	—	37,210
Exercise of stock options	543	—	987	—	—	987
Exercise of stock warrants	180		1,409			1,409
Stock-based compensation expense	—	—	3,367	—	—	3,367
Issuance of warrants in connection with Committed Equity Financing Facility, net of offering costs of $818	—	—	818	—	—	818
Comprehensive loss:
Net loss	—	—	—	—	(33,236)	(33,236)
Foreign currency translation adjustment	—	—	—	(146)	—	(146)
Total comprehensive loss	—	—	—	—	—	(33,382)
Balance at December 31, 2008	50,913	2	$227,806	5,749	(198,169)	35,388
Issuance of shares in connection with a public offering, net of offering costs of $5,587	16,100	1	74,914	—	—	74,915
Issuance of shares in connection with Committed Equity Financing Facility	1,420		4,294			4,294
Exercise of stock options	664	—	1,493	—	—	1,493
Exercise of stock warrants	81		337			337
Stock-based compensation expense		—	5,783	—	—	5,783
Comprehensive loss:
Net loss	—	—	—	—	(56,064)	(56,064)
Realized Foreign currency transaction	—	—	—	651		651
Foreign currency translation adjustment	—	—	—	51		51
Unrealized loss on short term investments	—	—	—	(7)		(7)
Total comprehensive loss	—	—	—	—	—	(55,369)
Balance at December 31, 2009	69,178	3	314,627	6,444	(254,233)	66,841
Issuance of shares in connection with public offerings, net of offering costs of $5,350	21,400	1	145,934	—	—	145,935
Exercise of stock options	511	—	1,384	—	—	1,384
Exercise of stock warrants	71	—	327	—	—	327
Stock-based compensation expense	—	—	8,096	—	—	8,096
Comprehensive loss:
Net loss	—	—	—	—	(50,119)	(50,119)
Realized foreign currency transaction	—	—	—	862	—	862
Foreign currency translation adjustment	—	—	—	1,288	—	1,288
Unrealized loss on short term investments	—	—	—	(25)	—	(25)
Total comprehensive loss	—	—	—	—	—	(47,994)
Balance at December 31, 2010	91,160	$4	$470,368	$8,569	$(304,352)	$174,589

The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010 (as restated)	2009 (as restated)	2008
	(In Thousands)
Cash flows from operating activities:
Net loss	$(50,119)	$(56,064)	$(33,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,052	3,058	3,732
Accretion on lease liability	308	329	352
Non-cash impact on foreign currency transactions	3,947	(1,346)	—
Amortization of premium/discount on short-term investments	559	158	—
Non-cash change in fair value of common stock warrants liability	3,614	7,950	8,064
Stock-based compensation expense	8,096	5,783	3,367
Impairment of patents	214	2,585	—
Changes in operating assets and liabilities:
Accounts receivable	(496)	3,051	1,324
Prepaid expenses and other current assets	(722)	(77)	683
Accounts payable, accrued expenses and other liabilities	(5,542)	14,578	(416)
Deferred revenue	4,748	11,363	454
Net cash used in operating activities	(33,341)	(8,632)	(15,675)
Cash flows from investing activities:
Purchases of investments	(174,723)	(26,105)	—
Proceeds from the maturity of investments	52,420	23,946	—
Purchases of property and equipment	(3,491)	(1,175)	(468)
Restricted cash used as collateral	(301)	—	15
Net cash used in investing activities	(126,095)	(3,334)	(453)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	145,935	80,026	37,210
Proceeds from exercise of stock options	1,384	1,493	987
Proceeds from exercise of warrants	327	337	421
Principal payments on debt obligations	—	(2,187)	(2,466)
Principal payments on capital lease obligations	(197)	(142)	(186)
Net cash provided by financing activities	147,449	79,527	35,966
Effect of exchange rate changes on cash and cash equivalents	(3,938)	(295)	(736)
Net change in cash and cash equivalents	(15,925)	67,266	19,102
Cash and cash equivalents at beginning of period	113,434	46,168	27,066
Cash and cash equivalents at end of period	$97,509	$113,434	$46,168
Supplemental disclosure of cash flow information:
Cash paid for interest	124	295	1,137
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$28	$621	$219
Issuance of warrants in connection with equity transactions and Committed Equity Financing Facility	$—	$—	$818
Cashless exercise of warrants	$—	$—	$988

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2010, we had an accumulated deficit of $304.4 million, as restated (See Note 20). We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to generate additional funds to achieve our strategic goals. If necessary, we may seek to raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any draw downs from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited (see Note 11).

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $(3,417,000), $1,195,000 and $(49,000) for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the 2010 loss of $(3,417,000) is a realized loss of $5,368,000 previously recorded in other comprehensive income.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance was $7.4 million and $6.1 million at December 31, 2010 and 2009, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains on available for sale investments. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2010 (Restated)	2009 (Restated)	2008
Net loss	$(50,119)	$(56,064)	$(33,236)
Realized foreign currency translation, net of tax	862	651	—
Foreign currency translation adjustments, net of tax	1,288	51	(146)
Unrealized gain on available for sale investments, net of tax	(25)	(7)	—
Comprehensive loss	$(47,994)	$(55,369)	$(33,382)

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment  – (continued)

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

Note 7. Income Taxes (restated — See Note 20)

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2010 we had accumulated tax net operating loss carryforwards in Germany of approximately $199 million. Losses before income taxes are as follows (in millions):

	U.S.	Germany	Total
Losses before income taxes for the year ended December 31, 2010	$25.7	$24.4	$50.1
Losses before income taxes for the year ended December 31, 2009	$18.3	$37.8	$56.1
Losses before income taxes for the year ended December 31, 2008	$18.7	$14.5	$33.2

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes (restated — See Note 20)  – (continued)

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

As of December 31, 2010, we have accumulated U.S. federal and state gross net operating losses of $104.9 million and $102.0 million, respectively. We also have state income tax credit carryforwards of $3.2 million. Under U.S. federal and state tax laws, Micromet’s net operating losses accumulated prior to the merger between Micromet AG and CancerVax Corporation in 2006 are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million do not expire.

The following table displays the difference between our effective tax rates and the statutory tax rates for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$(17,542)	$(19,623)	$(11,632)
State taxes	(1,380)	(982)	(1,004)
Stock options	2,501	2,133	1,359
Change in warrant valuation	1,459	3,209	3,255
Change in valuation allowance	14,347	13,632	7,079
Foreign tax rate differential	595	1,619	443
Other	20	12	500
Total tax expense	$—	$—	$—

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

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes (restated — See Note 20)  – (continued)

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carry forwards – Germany	$63,904	$63,170
Net operating loss carryforwards – United States federal and state	42,184	35,869
Prepaid expenses and other current assets	—	361
Patents and other intangibles	388	522
Stock-based compensation	1,956	2,104
Accrued expenses and other liabilities	1,317	917
Other non-current liabilities	94	53
Other	9,311	9,739
State tax credits	3,152	3,152
Deferred tax liabilities
Property and equipment, net	(42)	(59)
Deferred revenue	(866)	(4,040)
	121,398	111,788
Valuation allowance	(121,398)	(111,788)
Net deferred tax assets	$—	$—

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

Note 19. Quarterly Financial Data (Unaudited)

As further described in Note 20, the Company restated its consolidated financial statements for the years ended December 31, 2010 and 2009 to reflect the correction of errors related to foreign currency transactions. The following tables summarize the effects of the restatement by financial statement line item. The restatement also resulted in adjustments to reclassify some investments to cash equivalents at March 31, 2010 and 2009.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Data (Unaudited)  – (continued)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	2010
Statement of Operations Data:	First quarter as reported	First quarter as restated	Second quarter as reported	Second quarter as restated	Third quarter as reported	Third quarter as restated	Fourth quarter as reported	Fourth quarter as restated
Total revenues	$6,310	$6,310	$6,549	$6,549	$6,658	$6,658	$9,227	$9,227
Total operating expenses	17,423	17,423	17,401	17,401	16,118	16,118	19,865	19,865
Loss from operations	(11,113)	(11,113)	(10,852)	(10,852)	(9,460)	(9,460)	(10,638)	(10,638)
Net loss	(16,253)	(18,304)	(3,144)	(4,062)	(10,418)	(11,254)	(14,936)	(16,499)
Basic and diluted net loss per common share	(0.23)	(0.26)	(0.04)	(0.05)	(0.13)	(0.14)	(0.17)	(0.19)

Balance Sheet Data:	March 31, as reported	March 31, as restated	June 30, as reported	June 30, as restated	September 30, as reported	September 30, as restated	December 31, as reported	December 31, as restated
Cash and cash equivalents	$136,631	$140,667	$112,734	$112,734	$99,746	$99,746	$97,509	$97,509
Short-term investments	46,092	42,056	38,244	38,244	61,820	61,820	123,458	123,458
Accumulated other comprehensive income	5,689	6,122	3,558	4,909	7,080	9,267	4,819	8,569
Accumulated deficit	(272,104)	(272,537)	(275,248)	(276,599)	(285,666)	(287,853)	(300,602)	(304,352)

Cash Flow Data:	First quarter as reported	First quarter as restated	Second quarter as reported	Second quarter as restated	Third quarter as reported	Third quarter as restated	Fourth quarter as reported	Fourth quarter as restated
Net loss	$(16,253)	$(18,304)	$(3,144)	$(4,062)	$(10,418)	$(11,254)	$(14,936)	$(16,499)
Non-cash impact of foreign currency transactions	—	1,894	—	1,172	—	599	(1,276)	282
Net cash used in operating activities	(5,580)	(5,711)	(6,659)	(6,656)	(11,599)	(11,599)	(9,370)	(9,375)
Purchase of investments	(45,243)	(41,076)	(32,253)	(32,253)	(16,446)	(16,446)	(84,948)	(84,948)
Proceeds from redemption/sale of investments	2,032	2,032	17,260	13,222	14,569	14,569	22,597	22,597
Net cash used in investing activities	(43,707)	(39,540)	(15,602)	(19,639)	(3,225)	(3,255)	(63,661)	(63,661)
Effect of exchange rates on cash	(3,379)	(3,379)	(2,061)	(2,061)	1,888	1,888	(390)	(385)
Cash and cash equivalents at end of period	136,631	140,667	112,734	112,734	100,029	100,029	97,509	97,509

	2009
Statement of Operations Data:	First quarter as reported	First quarter as restated	Second quarter as reported	Second quarter as restated	Third quarter as reported	Third quarter as restated	Fourth quarter as reported	Fourth quarter as restated
Total revenues	$7,463	$7,463	$4,930	$4,930	$4,021	$4,021	$4,627	$4,627
Total operating expenses	12,376	12,376	12,579	12,579	17,132	17,132	28,346	28,346
Loss from operations	(4,913)	(4,913)	(7,649)	(7,649)	(13,111)	(13,111)	(23,719)	(23,719)
Net loss	(332)	(161)	(13,945)	(13,454)	(19,892)	(19,047)	(23,513)	(23,402)
Basic and diluted net loss per common share	(0.01)	(0.00)	(0.27)	(0.26)	(0.32)	(0.30)	(0.34)	(0.34)

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Data (Unaudited)  – (continued)

Balance Sheet Data:	March 31, as reported	March 31, as restated	June 30, as reported	June 30, as restated	September 30, as reported	September 30, as restated	December 31, as reported	December 31, as restated
Cash and cash equivalents	$25,746	$27,857	$32,685	32,685	$100,029	$100,029	$113,434	$113,434
Short-term securities available-for-sale	19,377	17,266	16,528	16,528	14,360	14,360	4,169	4,169
Accumulated other comprehensive income	6,281	6,110	7,360	6,698	8,291	6,784	8,062	6,444
Accumulated deficit	(198,500)	(198,329)	(212,446)	(211,784)	(232,337)	(230,830)	(255,851)	(254,233)

Cash Flow Data:	First quarter as reported	First quarter as restated	Second quarter as reported	Second quarter as restated	Third quarter as reported	Third quarter as restated	Fourth quarter as reported	Fourth quarter as restated
Net loss	(332)	(161)	(13,945)	(13,454)	(19,892)	(19,047)	(23,513)	(23,402)
Non-cash impact of foreign currency transactions	—	71	—	(241)	—	(1,117)	—	(59)
Net cash used in operating activities	1,138	1,119	(5,268)	(4,746)	(9,016)	(9,293)	4,288	4,288
Purchase of investments	(21,248)	(19,117)	261	—	(6,988)	(6,988)	—	—
Proceeds from redemption/sale of investments	—	—	5,958	3,862	9,942	9,942	10,142	10,142
Net cash used in investing activities	(21,096)	(19,227)	5,808	3,711	2,548	2,548	9,453	9,453
Effect of exchange rates on cash	(167)	(167)	535	258	519	796	(1,182)	(1,182)
Cash and cash equivalents at end of period	25,746	27,857	32,685	32,685	100,029	100,029	113,434	113,434

Note 20. Restatement of Previously Issued Financial Statements

The accompanying 2010 and 2009 consolidated financial statements have been restated to correct errors related to foreign currency transactions in available-for-sale investments.

The errors understated the previously reported amount of net loss by $5.4 million for the year ended December 31, 2010, and overstated the previously reported net loss by $1.6 million for the year ended December 31, 2009. There is no cash impact from these errors. The errors increased accumulated other comprehensive income by $3.8 million as of December 31, 2010 and decreased accumulated other comprehensive income by $1.6 million as of December 31, 2009. The following tables also reflect certain changes within cash flow from operating and investing activities that result from the correction of foreign currency transactions of available-for-sale investments and the reclassification of certain investments from short term to cash equivalents.

The revisions relate to non-operating expense, non-cash items as of and for the years ended December 31, 2010 and 2009. The restatement does not change the Company’s previously reported revenues, operating expenses, loss from operations, total assets, total liabilities, total stockholders’ equity, investments or cash and cash equivalents in its consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

MICROMET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Restatement of Previously Issued Financial Statements  – (continued)

The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements:

	December 31, 2010			December 31, 2009
Consolidated Balance Sheets	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Accumulated other comprehensive income	$4,819	$3,750	$8,569	$8,062	$(1,618)	$6,444
Accumulated deficit	(300,602)	(3,750)	(304,352)	(255,851)	1,618	(254,233)

Consolidated Statements of Operations	Year Ended December 31, 2010			Year Ended December 31, 2009
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Other income (expense), net	$679	$(5,368)	$(4,689)	$(478)	$1,618	$1,140
Net loss	(44,751)	(5,368)	(50,119)	(57,682)	1,618	(56,064)
Basic and diluted net loss per common share	(0.56)	(0.07)	(0.63)	(0.98)	0.02	(0.96)

Consolidated Statements of Cash Flows
Net loss	(44,751)	(5,368)	(50,119)	(57,682)	1,618	(56,064)
Realized gain on foreign currency transaction	(1,276)	5,223	3,947	—	(1,346)	(1,346)
Net cash used in operating activities	(33,208)	(133)	(33,341)	(8,858)	226	(8,632)
Purchase of investments	(178,890)	4,167	(174,723)	(27,975)	1,870	(26,105)
Proceeds from redemption/ sale of investments	56,458	(4,038)	52,420	26,042	(2,096)	23,946
Net cash used in investing activities	(126,224)	129	(126,095)	(3,108)	(226)	(3,304)