Form 10-Q
period 2011-03-31
MICROMET, INC.
filed 2011-05-10
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on May 5, 2011 was 91,530,393.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,227	$97,509
Short-term investments	142,839	123,458
Accounts receivable	1,492	1,047
Prepaid expenses and other current assets	4,645	3,850
Total current assets	211,203	225,864
Property and equipment, net	6,177	5,577
Goodwill	6,462	6,462
Patents, net	238	300
Long-term investments	2,702	1,705
Restricted cash	2,471	2,396
Total assets	$229,253	$242,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,657	$5,150
Accrued expenses	13,688	11,314
Common stock warrants liability	13,524	23,858
Current portion of deferred revenue	5,074	5,695
Total current liabilities	35,943	46,017
Deferred revenue, net of current portion	20,871	20,538
Other non-current liabilities	1,038	1,160
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 91,483 shares issued and outstanding at March 31, 2011 and 91,160 shares issued and outstanding at December 31, 2010	4	4
Additional paid-in capital	473,658	470,368
Accumulated other comprehensive income	10,277	8,569
Accumulated deficit	(312,538)	(304,352)
Total stockholders' equity	171,401	174,589
Total liabilities and stockholders' equity	$229,253	$242,304

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2011	2010

Revenues:
Collaboration agreements	$5,383	$6,040
License fees and other	164	270
Total revenues	5,547	6,310
Operating expenses:
Research and development	18,633	12,203
General and administrative	6,668	5,220
Total operating expenses	25,301	17,423
Loss from operations	(19,754)	(11,113)
Other income (expense):
Interest expense	(22)	(87)
Interest income	178	115
Change in fair value of warrants	10,142	(5,607)
Other income (expense), net	1,270	(1,612)
Net loss	$(8,186)	$(18,304)

Basic and diluted net loss per common share	$(0.09)	$(0.26)
Weighted average shares used to compute basic and diluted net loss per share	91,216	70,997

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,186)	$(18,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash impact of foreign currency transactions	(1,419)	1,894
Depreciation and amortization	612	517
Accretion on lease liability	77	82
Amortization of premium/discount on investments	515	21
Non-cash change in fair value of common stock warrants liability	(10,142)	5,607
Stock-based compensation expense	2,384	1,164
Changes in operating assets and liabilities:
Accounts receivable	(332)	(83)
Prepaid expenses and other assets	(745)	899
Accounts payable, accrued expenses and other liabilities	96	(3,122)
Deferred revenue	(1,824)	5,614
Net cash used in operating activities	(18,964)	(5,711)
Cash flows from investing activities:
Purchases of investments	(43,054)	(41,076)
Proceeds from the maturity of investments	25,503	2,032
Purchases of property and equipment	(786)	(496)
Net cash used in investing activities	(18,337)	(39,540)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	3	75,387
Proceeds from exercise of stock options	599	186
Proceeds from exercise of warrants	112	337
Principal payments on capital lease obligations	(60)	(48)

Net cash provided by financing activities	654	75,862
Effect of exchange rate changes on cash and cash equivalents	1,365	(3,379)
Net (decrease) increase in cash and cash equivalents	(35,282)	27,232
Cash and cash equivalents at beginning of period	97,509	113,435
Cash and cash equivalents at end of period	$62,227	$140,667

Supplemental disclosure of cash flow information:
Cash paid for interest	22	$104
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	—	$28

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

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three months ended March 31, 2011 and 2010, our financial position at March 31, 2011 and our cash flows for the three months ended March 31, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as amended.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of our future financial results.

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

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Bethesda, Maryland. In addition, in December 2010 we signed a lease for new office space in Rockville, Maryland and we issued an additional irrevocable standby letter of credit for that space in the amount of $0.3 million. As of March 31, 2011 and December 31, 2010, we had a total of $3.5 million and $3.4 million, respectively, in certificates of deposit relating to these letters of credit. As of March 31, 2011, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.5 million is classified as non-current restricted cash.  As of December 31, 2010, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.4 million is classified as non-current restricted cash.

Investments

The amortized cost, net unrealized gain or loss attributed to market pricing changes and estimated fair value of investments by security type were as follows at March 31, 2011 and December 31, 2010 (in thousands):

Securities at March 31, 2011:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$58,451	$—	$(74)	$58,377
U.S. Government agencies	4,705	—	(3)	4,702
Commercial paper	38,625	25	—	38,650
U.S. corporate bonds	35,477	—	(10)	35,467
Municipal bonds*	8,345	—	—	8,345
Total	$145,603	$25	$(87)	$145,541

Securities at December 31, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$48,417	$11	$(25)	$48,403
U.S. Government agencies	7,000	—	(4)	6,996
Commercial paper	27,928	13	(3)	27,938
U.S. corporate bonds	34,651	3	(23)	34,631
Municipal bonds*	7,195	—	—	7,195
Total	$125,191	$27	$(55)	$125,163

*    Issued by a state level entity

As of March 31, 2011, we held securities in an unrealized loss position whose fair value approximated at $89.3 million.  All of these securities with an unrealized loss have been in a continuous unrealized loss position for less than one year.  We have determined that the decline in fair value of these investments is temporary.  We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

The following table summarizes the contractual maturities of marketable investments at March 31, 2011 and December 31, 2010 (in thousands):

Securities at March 31, 2011:	Amortized Cost	Fair Value
Due in less than one year	$142,898	$142,839
Due in one to two years	2,705	2,702
Due after two years	—	—
Total	$145,603	$145,541

Securities at December 31, 2010:	Amortized Cost	Fair Value
Due in less than one year	$123,486	$123,458
Due in one to two years	1,705	1,705
Due after two years	—	—
Total	$125,191	$125,163

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

Disclosure of assets and liabilities subject to fair value disclosures are to be classified according to a three level fair value hierarchy with respect to the inputs (or assumptions) used in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs is permitted — i.e., inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available (Level 2). Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to related disclosures at Note 4 of these consolidated financial statements for additional information about fair value measurements.

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

Common Stock Warrants Liability

We previously issued certain warrants to purchase shares of our common stock. Due to certain provisions in the common stock warrant agreement, these warrants are required to be classified as a liability. Management believes that the circumstances requiring cash settlement of the award are remote. The common stock warrants liability is recorded at fair value, which is adjusted at the end of each reporting period using the Black-Scholes option-pricing model, with changes in value included in the consolidated statements of operations.

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $1.2 million and $(1.6) million for the three-month periods ended March 31, 2011 and 2010, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income was $6.0 million and $7.4 million at March 31, 2011 and December 31, 2010, respectively.

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

For revenue arrangements including multiple deliverables and entered into prior to January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as we perform services under the agreement

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. Since we did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011, the adoption of this new accounting guidance did not have a material impact on our consolidated financial statements as of and for the three months ended March 31, 2011.  We do anticipate that when we enter into new multiple-element arrangements or materially modify existing multiple-element arrangements, this new guidance will change the revenue recognition methodology for these arrangements, as compared to past practice.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains on available for sale investments.  The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(8,186)	$(18,304)
Realized foreign currency transactions	223	213
Unrealized foreign currency transactions	2,934	(1,704)
Foreign currency translation adjustments	(1,415)	1,158
Unrealized (loss) gain on available for sale investments	(34)	10
Comprehensive loss	$(6,478)	$(18,627)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the weighted average share calculation for the three-month periods ended March 31, 2011 and 2010, respectively, as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2011	2010
Options outstanding	12,657	9,412
Warrants outstanding	8,023	8,070
Total shares excluded from calculation	20,680	17,482

Recent Accounting Standards and Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

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

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$62,227	$62,227	$—	$—
Restricted cash	1,000	1,000	—	—
Short-term investments:
Foreign government bonds	58,377	—	58,377	—
U.S. Government agencies	2,000	—	2,000	—
Commercial paper	38,650	—	38,650	—
U.S. corporate bonds	35,467	—	35,467	—
Municipal bonds	8,345	—	8,345	—
Restricted cash, long-term	2,471	2,471	—	—
Long-term investments:
U.S. Government agencies	2,702	—	2,702	—
Total assets	$211,329	$65,698	$145,541	$—
Liabilities:
Common stock warrant liability	$(13,524))	$—	$—	$(13,524)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2011.  The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 during the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Beginning balance	$(23,858)	$(20,244)
Transfers to (from) Level 3	—	—
Realized gains included in earnings	10,142	—
Realized losses included in earnings	—	(5,607)
Purchases	—	—
Issuances	—	—
Settlements	192	—
Ending balance	$(13,524)	$(25,851)

The settlement above represents a warrant exercise and the corresponding decrease in the liability.  The settlement is valued as of the actual transaction date.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatility of the common stock of comparable publicly traded companies. The expected term is determined based on the contractual period of the warrants.

  Note 5.  Deferred Revenue

We have recorded deferred revenues from our research and development agreements as follows (in thousands):

	March 31,	December 31,
	2011	2010
Nycomed	$6,074	$6,310
Sanofi-aventis	6,029	5,640
Bayer Schering Pharma	5,091	5,155
Boehringer Ingelheim	6,726	6,405
Merck Serono	732	1,368
TRACON	1,096	1,121
Other	197	234
Subtotal	25,945	26,233
Current portion	(5,074)	(5,695)
Long-term portion	$20,871	$20,538

The deferred revenue from agreements with Boehringer Ingelheim, Nycomed, sanofi-aventis, Bayer Schering and TRACON consists mainly of the upfront license fees that are being recognized over the periods that we are required to participate on joint steering committees, which are 20 years, 20 years, 6 years, 4.5 years and 15 years, respectively.

The upfront license fees and research and development service reimbursements under our collaboration agreement with Merck Serono are considered to be a combined unit of accounting and, accordingly, we are recognizing the related amounts into revenue ratably over the expected period of the research and development program, which continues through mid-2011.

Note 6.  Other Liabilities

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Facility lease exit liability	$1,460	$1,504
GEK subsidy	67	75
Asset retirement obligation	670	620
Capital lease obligations	493	521
Other	11	14
Subtotal	2,701	2,734
Less current portion included in accrued expenses	(1,663)	(1,574)
Other non-current liabilities	$1,038	$1,160

Facility Lease Exit Liability and Restructuring Provision

We review the adequacy of our estimated exit accruals on an ongoing basis. The following table summarizes the facility lease activity for these obligations for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Beginning balance	$1,504	$1,276
Amounts paid in period	(111)	(104)
Accretion expense	67	56
Ending balance	$1,460	$1,228

The accretion expense is included in general and administrative expenses.  Of the $1,460 lease exit liability as of March 31, 2011, $1,344 is current and $116 is non-current.

Note 7.  Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell, and obligates Kingsbridge to purchase, shares of our common stock from time to time through December 2011 for up to $75.0 million, subject to certain conditions and restrictions.  As of March 31, 2011, Kingsbridge’s remaining commitment under the CEFF is equal to the lesser of $69.7 million or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.

Note 8.  Subsequent Event

On April 11, 2011 we received notice from TRACON Pharmaceuticals, Inc. that it was terminating its license agreement with our Cell-Matrix subsidiary for the development of our monoclonal antibody product candidate known as MT293.  This termination will become effective during the second quarter of 2011, at which time the MT293 program will revert to us.  In connection with such termination, we received in April 2011 a one-time payment of $1.0 million for amounts due to us under the license agreement with TRACON.  We will recognize the $1.0 million as revenue in the quarter ending June 30, 2011.

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

The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011, as amended on April 15, 2011.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. In a phase 2 clinical trial evaluating blinatumomab as a treatment for patients with acute lymphoblastic leukemia, or ALL, 16 of 20 evaluable patients experienced elimination of cancerous cells in their bone marrow, which was the primary endpoint of the trial. We have initiated a pivotal, multi-center, single-arm study — referred to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement) — which, if successful, has the potential to support the filing of a marketing authorization application in Europe. We have also initiated a phase 2 trial in adult patients with relapsed or refractory B-precursor ALL and are evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of patients with advanced solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our collaboration partner MedImmune, LLC has initiated a phase 1 clinical trial of MT111, a BiTE antibody targeting carcinoembryonic antigen, or CEA, in patients with advanced solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. In addition to the collaboration with MedImmune, we have also entered into collaboration agreements with Bayer Schering Pharma and sanofi-aventis for the development of BiTE antibodies targeting other solid tumor targets, and with Boehringer Ingelheim for the development of a BiTE antibody for the treatment of multiple myeloma.

Our conventional monoclonal antibody MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our other conventional antibodies include adecatumumab, also known as MT201, which binds to EpCAM and is the subject of a collaboration with Merck Serono, MT228, which is licensed to Morphotek, Inc. and is the subject of an ongoing phase 1 clinical trial in patients with advanced melanoma, and MT293, which has completed a phase 1 clinical trial for the treatment of patients with cancer.

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

Research and Development

Our research and development expenses consist of costs associated with the clinical development of blinatumomab, adecatumumab and MT110, as well as development costs incurred for MT111 and MT203, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform generally. This includes costs associated with clinical trials and manufacturing processes, quality systems and analytical development, compensation and other personnel expenses, supplies and materials, consultant fees and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our product candidates into more advanced stages of clinical development and increase our preclinical development for certain of our BiTE antibodies and conventional antibodies.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues.   Collaborative research and development revenue consists of reimbursements for full-time equivalents and pass-through expenses we incur under each of our collaboration agreements. License and other revenue consists primarily of revenues from licenses of patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.  The following table summarizes our sources of revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Research and development revenue by collaborator:
Bayer Schering Pharma	$1.3	$2.1
Nycomed	2.1	1.8
Sanofi-aventis	1.1	1.2
Merck Serono	0.7	0.7
MedImmune	0.1	0.2
Boehringer Ingelheim	0.1	—
Total collaborative R&D revenue	5.4	6.0
License and other revenue	0.1	0.3
Total revenues	$5.5	$6.3

Bayer Schering Pharma.    Revenues under this agreement represent Bayer Schering Pharma’s responsibility for the full cost of the product development program under this collaboration, plus a portion of the approximately $7.0 million in up-front payments received that are being recognized as revenue on a straight-line basis over a 54-month period ending in 2014. During the quarter ended March 31, 2011, we recognized $0.9 million in revenue as payment for our preclinical development activities and $0.4 million of the up-front fee.   During the same period of 2010, we recognized $1.7 million as payment for our preclinical development activities and $0.4 million of the up-front fee.

Nycomed.  Revenues under this agreement reflect Nycomed’s responsibility for the full cost of the MT203 product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $6.7 million up-front payment from Nycomed into revenue on a straight-line basis over a 20-year period ending in 2027, or approximately $0.3 million per year based on the current exchange rate.  The $2.1 million of revenue recorded during the three months ended March 31, 2011 represented a slightly higher level of activity under this agreement than for the same period in  2010; however, we expect to see a decrease in this revenue in the second half of 2011, as the future development work will be performed by Nycomed.

Sanofi-aventis. Revenues under this agreement represent sanofi-aventis’ responsibility for the full cost of the product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $7.3 million up-front payment from sanofi-aventis into revenue on a straight-line basis over a 74-month period ending in 2015, or approximately $1.2 million per year based on the current exchange rate. For the three months ended March 31, 2011, we recognized $0.8 million for our preclinical development activities and $0.3 million of the up-front fee. During the same period in 2010, we recognized $0.9 million for our preclinical development activities and $0.3 million of the up-front fee.

Merck Serono.  Revenues of $0.7 million for each of the three months ended March 31, 2011 and 2010 under this agreement reflect a portion of the up-front payment we received from Merck Serono that is being recognized on a straight-line basis through 2012.  During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

MedImmune.  Revenues under this agreement generally represent payments from MedImmune for our costs incurred in the development of MT111.  The slight decrease in revenue of $0.1 million for the three-month period ended March 31, 2011 as compared to the same period in 2010 is due to the lower activity by us under this agreement.  We expect full year 2011 collaborative revenue from MedImmune for MT111 to decrease compared to 2010 due to our limited development obligations while MedImmune conducts the ongoing phase 1 clinical trial with MT111.

Boehringer Ingelheim.   We entered into the collaboration agreement with Boehringer Ingelheim during the second quarter of 2010.  The revenues recognized for the period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030, or approximately $0.3 million per year, based on the current exchange rate.

License and Other Revenue.   License and other revenue consists primarily of revenues from licenses of our patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.  We do not expect future revenue from these licenses to be material.    There was a slight reduction in license and other revenue during the three months ended March 31, 2011 as compared to the same period of 2010.

Research and Development Expenses.    Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges.  Research and development expenses increased by $6.4 million, or 58%, to $18.6 million for the three months ended March 31, 2011 from $12.2 million for the same period of 2010.  The increase was largely the result of increased spending on our MT103 program of $3.2 million, primarily for manufacturing, salary and related expenses of $1.4 million due to increased staff, increases in stock-based compensation expenses of $0.8 million and higher facility costs of $0.6 million primarily due to repairs and maintenance.

Since 2007, we have tracked our external research and development expenses by major project candidate development program or allocated the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three ended March 31, 2011 and 2010 and cumulative amounts expended since 2007 are summarized in the table below (in thousands):

	Three months ended March 31,		Cumulative since
	2011	2010	January 1, 2007
Blinatumomab	$5,949	$2,701	$37,109
MT203	1,900	1,307	18,701
Adecatumumab	198	285	6,763
MT110	506	1,342	8,772
BiTE antibody platform and other	940	828	10,938
Unallocated salary and overhead	7,798	5,227	93,576
Stock-based compensation	1,342	513	11,688
Total	$18,633	$12,203	$187,547

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include allocated facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services. General and administrative expenses increased by $1.5 million, or 28.8%, to $6.7 million for the three months ended March 31, 2011 from $5.2 million for the same period in 2010.  The increase was the result of higher stock-based compensation expense of $0.4 million and increases in personnel costs due to new hires of $0.4 million, increases in recruiting costs of $0.3 million and increases in consulting costs of $0.4 million.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and capital leases and amounted to $22,000 and $87,000 for the three months ended March 31, 2011 and 2010, respectively.

Interest Income.   Interest income for the three months ended March 31, 2011 and 2010 was $178,000 and $115,000, respectively. The increase is due to higher investment balances during the three months ended March 31, 2011 over the same period in 2010.

Change in Fair Value of Common Stock Warrants Liability.   We have issued warrants to purchase our common stock that require us, or any successor entity, to purchase each unexercised warrant for a cash amount equal to its fair value (computed using the Black-Scholes option-pricing model with prescribed guidelines) in any of the following circumstances: we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property. As a consequence of these provisions, the warrants are classified as a liability on our consolidated balance sheets, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in our consolidated statements of operations. Increases in our stock price cause the warrant liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as a reduction to other income.

During the three months ended March 31, 2011, the market value of our common stock decreased from $8.12 per share on December 31, 2010 to $5.61 per share on March 31, 2011, resulting in a decrease in the fair value of the warrant liability on our balance sheet, and a corresponding increase in other income, of $10.1 million.  During the three months ended March 31, 2010, the market value of our common stock increased from $6.66 per share on December 31, 2009 to $8.08 per share on March 31, 2010, resulting in an increase in the fair value of the warrant liability on our balance sheet, and a corresponding charge to other expense, of $1.6 million.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income of $6.9 million for the three months ending March 31, 2011 as compared to 2010 resulted from the realization of gains from foreign currency exchange rate fluctuations due to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held by the U.S. entity.

Liquidity and Capital Resources

Summary of Cash Flows.  We had unrestricted cash and cash equivalents and available-for-sale investments of $207.8 million and $222.7 million as of March 31, 2011 and December 31, 2010, respectively.  This net decrease resulted from our net loss for the three months ended March 31, 2011, adjusted for non-cash charges and changes in operating assets and liabilities.

Our net cash used in operating activities was $18.9 million for the three months ended March 31, 2011, as compared to $5.7 million used in operating activities for the three months ended March 31, 2010. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $8.2 million for the three months ended March 31, 2011, which loss was $10.1 million less than the net loss of $18.3 million during the same period of the prior year. During the three months ended March 31, 2011, net loss included $8.0 million in net non-cash gains, primarily the result of a $10.1 million gain from the change in the fair value of our common stock warrant liability, partially offset by $2.4 million in non-cash expenses for stock-based compensation, $0.6 million for depreciation and amortization and $0.5 million for amortization of premiums and discounts on investments. This compares to $9.3 million in net non-cash expenses during the three months ended March 31, 2010, including $1.2 million in stock-based compensation, $0.5 million in depreciation and amortization, and $5.6 million in expense due to the increase in the fair value of our common stock warrant liability. Changes in our working capital during the three months ended March 31, 2011 resulted in lower cash balances of $2.8 million, including a $0.3 million net outflow due to increases in our accounts receivable, a $0.7 million net outflow due a reduction in prepaid expenses and other assets, and an outflow due to a decrease in deferred revenue of $1.8 million. This compares to a $3.3 million increase in cash flows from changes in working capital during the three months ended March 31, 2010, resulting primarily from a $5.6 million increase in our deferred revenue and an increase of $0.9 million from a decrease in our prepaid expenses and other assets, partially offset by outflows resulting from decreases in accounts payable and accrued expenses of an aggregate of $3.1 million.

Our net cash used in investing activities was $18.3 million for the three months ended March 31, 2011, as compared to $39.5 million used in investing activities for the three months ended March 31, 2010.  In both periods the changes were primarily the result of maturities of investments in our investment portfolio.  During the three months ended March 31, 2011, we purchased a net $17.6 million of investments denominated in Euros in order to maintain liquid assets in the currency in which the majority of our expenses are denominated. As these investments mature, some have been reinvested in similar securities.  During the same period of 2010, we purchased a net $39.0 million of these investments.  Our investment in property and equipment was $0.8 million during the first three months of 2011, primarily for research and process development equipment, as compared to property and equipment investments of $0.5 million during the same period of 2010.

Our net cash provided by financing activities was $0.7 million for the three months ended March 31, 2011, as compared to $75.9 million for the three months ended March 31, 2010.  In March 2010, we completed a public offering of our common stock, which resulted in proceeds of $75.4 million, net of financing costs.   During the three months ended March 31, 2011, we also received $0.7 million from the exercise of stock options and warrants, as compared to $0.5 million from the exercise of stock options during the prior year period.

Sources and Uses of Cash. We have funded our recent operations through public offerings and private placements of common stock and associated warrants, equity draws under the CEFF with Kingsbridge, research-contribution revenues from our collaborations with pharmaceutical companies and licensing and milestone payments related to our product candidate partnering activities. We expect that operating losses and negative cash flows from operations will continue for at least the next several years. If appropriate, we may raise substantial funds through the sale of our common stock or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional drawdowns from our CEFF with Kingsbridge, which is scheduled to expire in December 2011.

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

Our future capital uses and requirements depend on numerous forward-looking factors and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in this report. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

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

Exchange Rates

A substantial portion of our operating expenses are incurred in Euros. Thus, our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. We partially hedge our Euro-denominated expenses budgeted over the next twelve months by maintaining an equivalent portfolio of Euro-denominated cash, cash equivalents and short-term investments. In addition, several of our current collaboration agreements provide for our collaborators to reimburse us in Euros for our development expenses incurred under those collaborations. These collaboration agreements also provide for milestone payments to be paid in Euros, which also hedges against currency fluctuations associated with our future Euro-denominated operating expenses and obligations.

A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of our Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations.

As of March 31, 2011, we had U.S. dollar-denominated cash and investments of approximately $138.2 million and Euro-denominated cash and investments of approximately €49.3 million, or approximately $69.6 million using the exchange rate as of that date.  As of March 31, 2011, we had Euro-denominated liabilities of approximately €27.6 million, or approximately $38.9 million, using the exchange rate as of that date.  The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate as of March 31, 2011:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the three months ended March 31, 2011 (in thousands)	$1,396	$2,094	$2,792

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, our disclosure controls and procedures were not effective as of March 31, 2011.  During 2011, we have taken a number of steps to strengthen our internal control over financial reporting in order to address the weaknesses. The improvements include additional procedures relating to foreign currency and investment activity. We expect to complete the full implementation of our remediation measures during the second quarter of 2011.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of December 31, 2010, we performed additional substantive procedures, similar to those previously disclosed in our Form 10-K/A for the year ended December 31, 2010, to ensure that our consolidated condensed financial statements as of and for the three-month period ended March 31, 2011 are fairly stated in all material respects in accordance with GAAP.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, we determined that a deficiency in controls relating to the accounting for foreign currency related to our investments existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of December 31, 2010.  As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2010. We have implemented additional substantive procedures over financial reporting including adding additional review procedures on complex accounting issues such as foreign currency transactions relating to foreign-denominated available-for-sale securities, to ensure that our consolidated condensed financial statements are fairly stated in all material respects in accordance with GAAP.

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

Risks Relating to Our Financial Results, Financial Reporting and Need for Financing

We have identified a material weakness in our internal controls over financial reporting related to the accounting for foreign currency transactions, which has resulted in the restatement of our financial statements and could cause investors to lose confidence in the reliability of our financial statements.

As described in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010, during the first quarter of 2011 our management  identified a material weakness in our internal control over financial reporting as of December 31, 2010 with respect to the accounting for foreign currency transactions. As a result of the material weakness, our management concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective. Further, the material weakness resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

While we will continue to review our disclosure controls and procedures and our internal control over financial reporting and to make changes, as necessary, to ensure the quality of our financial reporting, we cannot guarantee that this material weakness has been fully remediated or that no future material weaknesses, significant deficiencies or other errors or omissions will be discovered. If we do not adequately remedy the material weakness, or if we fail to maintain proper and effective internal control over financial reporting in future periods, including any failure to implement or difficulty in implementing new or improved controls, our ability to provide timely and reliable financial results could suffer, and investors could lose confidence in our reported financial information, which may have a material adverse effect on our stock price.

We have a history of losses, we expect to incur substantial losses and negative operating cash flows for the foreseeable future and we may never achieve or maintain profitability.

We have incurred losses since our inception and expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than upfront license fees, the reimbursement of development expenses and potential future milestone payments from our collaborators or licensees, which currently include Boehringer Ingelheim, Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune, TRACON, and Morphotek. We have not commercialized any products to date, and if we are not able to do so, whether alone or with a collaborator, we will likely never achieve profitability.

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

•	the addition or termination of research programs or funding support under collaboration agreements;

•	the timing of milestone payments under license agreements and other payments that we may be required to make to others;

•	variations in the level of research and development expenses related to our clinical or preclinical product candidates during any given period;

•	quarterly fluctuations in the fair value of our common stock warrant liability that are recorded as other income or expense; and

•	general market conditions affecting companies with our risk profile and market capitalization..

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

If our stockholders sell substantial amounts of our common stock, or the market perceives that such sales may occur, the market price of our common stock may decline, which could make it more difficult for us to sell equity securities at a time and price that we deem advantageous, which could adversely affect our ability to raise needed capital.

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

Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and affect the voting and other rights of the holders of our common stock, any of which could adversely affect the market price of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings..

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to enter into and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Boehringer Ingelheim, Bayer Schering Pharma, sanofi-aventis, Nycomed, Merck Serono, MedImmune, TRACON, and Morphotek. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

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

We have initiated a single-arm, non-blinded European pivotal clinical trial of blinatumomab in adult patients with MRD-positive ALL. Depending on the results of this trial, we intend to seek marketing approval of blinatumomab in Europe for the treatment of ALL. The EMA, as well as the FDA, and regulatory authorities in other countries generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. We will be required to demonstrate robust efficacy results from our single-arm, non-blinded pivotal trial to obtain marketing approval. Furthermore, our pivotal trial has both primary and secondary endpoints, each of which will likely be required to be achieved with robust results in order to sufficiently demonstrate efficacy. We believe that our ongoing European pivotal trial will not be sufficient to support marketing approval of blinatumomab in the United States for treatment of ALL and that, regardless of the results of that trial, we will be required to conduct additional clinical trials in order to receive marketing approval from the FDA.

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

Any product candidates for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical trials and promotional activities for such product candidates, will be subject to periodic review and inspection by the FDA, EMA and other regulatory authorities. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Post-approval discovery of previously unknown problems, including unanticipated adverse events or adverse events of unanticipated severity or frequency, difficulties with a manufacturer or manufacturing processes, product defects or recalls related to the approved delivery device for a product, or failure to comply with regulatory requirements, may result in restrictions on such approved products or manufacturing processes, limitations in the scope of our approved labeling, withdrawal of the approved products from the market, voluntary or mandatory recall and associated publicity requirements, fines, suspension or withdrawal of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties, any of which would have a material and adverse effect on our business.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. For example, as a result of the termination of our collaboration with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials and have engaged Lonza AG, Boehringer Ingelheim Pharma GmbH & Co. KG, and Rentschler Biotechnologie as our contract manufacturers. To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. These or other contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials, such as diluent, the liquid used to dilute drug product for administration to patients, or the infusion pumps or other devices used to administer drug product to patients, were to become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed. For example, in the third quarter of 2010 we recalled a batch of diluent because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we halted recruitment in the ongoing phase 1 clinical trial with MT110 until January 2011, when replacement quantities of diluent were available from our third party manufacturer.

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

We believe that the existing stock of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until product manufactured by Lonza and BI Pharma becomes available. However, if there is a delay in Lonza’s ability to provide us with blinatumomab or in BI Pharma’s ability to fill and finish the final drug product, we may have to delay certain clinical trials, which could have a material adverse effect on our business. Furthermore, as part of the termination of our collaboration, MedImmune is required to perform studies confirming that the stock of blinatumomab supplied by MedImmune to us is stable and within our required specifications. If MedImmune ceases to perform these stability studies or to deliver the data from the stability studies as required, or if the data indicate that the stock of blinatumomab has degraded to an extent that it no longer meets the required specifications, we may not have sufficient quantities of the product candidate required to perform the planned clinical trials with blinatumomab. There can be no assurance that the transferred materials will be sufficient for use in our clinical trials, or that we, Lonza or BI Pharma will be able to implement the manufacturing processes transferred from MedImmune in a manner that results in materials that are comparable or that are suitable for use in clinical trials. Any of these or similar or other events could cause delays in the development and potential regulatory approval of blinatumomab, which would have an adverse effect on its commercial potential.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

Termination of TRACON License Agreement

On April 11, 2011, we received notice from TRACON Pharmaceuticals, Inc. that TRACON had elected to terminate its license agreement with our subsidiary Cell-Matrix, Inc. covering our monoclonal antibody known as MT293, in accordance with the terms of the agreement.  The termination will become effective during the second quarter of 2011, at which time the MT293 program will revert to us.  In connection with such termination, we received a one-time payment of approximately $1.0 million for amounts due to us under the license agreement with TRACON.

Amended and Restated Executive Employment Agreements

On May 6, 2011, we entered into Amended and Restated Executive Employment Agreements (each, an “Employment Agreement”) with each of Christian Itin, our President and Chief Executive Officer; Barclay Phillips, our Senior Vice President and Chief Financial Officer;  Patrick Baeuerle, our Senior Vice President and Chief Scientific Officer; Jan Fagerberg, our Senior Vice President and Chief Medical Officer; and Matthias Alder, our Senior Vice President and General Counsel (each, an “Executive”).

Dr. Fagerberg, Mr. Phillips and Mr. Alder previously entered into employment agreements with the Company in 2008 and/or 2009.  The changes to these Executives’ prior employment agreements that are part of the new Employment Agreements are intended to supplement and/or amend certain provisions to ensure their compliance with the requirements of, and the Treasury Regulations promulgated under, Section 409A of the Internal Revenue Code of 1986, as amended, as well as other applicable laws, and to include a “best-after-tax-result” clause with respect to excise taxes that may become due on compensation paid to the Executive in connection with a termination following a change of control of the Company.

Dr. Itin and Dr. Baeuerle previously entered into employment agreements with the Company in June 2006.  The new Employment Agreements for these Executives reflects changes to the form of executive employment agreement that had been approved by the compensation committee of the board of directors since that time, including the changes referenced in the preceding paragraph with respect to the other Executives.  The terms of the new Employment Agreements now are substantially similar for all Executives.  The Employment Agreements do not provide for any change in compensation from what was approved by the compensation committee of the board of directors in the first quarter of 2011 and previously reported.

The foregoing description of the Employment Agreements is not complete and is qualified in its entirety by reference to the Employment Agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011.

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

3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007.

10.1+	2011 Management Incentive Compensation Plan.

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

+	Management contract or compensatory plan.
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

Dated: May 10, 2011	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
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

3.4	Amended and Restated Bylaws effective October 3, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007.

10.1+	2011 Management Incentive Compensation Plan.

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

+	Management contract or compensatory plan.
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