Form 10-Q
period 2011-06-30
MICROMET, INC.
filed 2011-08-05
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number: 0-50440

MICROMET, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9201 Corporate Boulevard, Suite 400, Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

(240) 752-1420
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes       ☑    No

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on July 29, 2011 was 92,046,415.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,689	$97,509
Short-term investments	136,587	123,458
Accounts receivable	1,629	1,047
Prepaid expenses and other current assets	6,071	3,850
Total current assets	194,976	225,864
Property and equipment, net	7,489	5,577
Goodwill	6,462	6,462
Patents, net	161	300
Long-term investments	1,000	1,705
Restricted cash	1,107	2,396
Total assets	$211,195	$242,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,515	$5,150
Accrued expenses	13,423	11,314
Common stock warrants liability	13,572	23,858
Current portion of deferred revenue	4,471	5,695
Total current liabilities	33,981	46,017
Deferred revenue, net of current portion	19,389	20,538
Other non-current liabilities	1,180	1,160
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 91,942 shares issued and outstanding at June 30, 2011 and 91,160 shares issued and outstanding at December 31, 2010	4	4
Additional paid-in capital	477,798	470,368
Accumulated other comprehensive income	8,675	8,569
Accumulated deficit	(329,832)	(304,352)
Total stockholders' equity	156,645	174,589
Total liabilities and stockholders' equity	$211,195	$242,304

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Collaboration agreements	$6,791	$6,523	$12,174	$12,563
License fees and other	271	26	435	296
Total revenues	7,062	6,549	12,609	12,859
Operating expenses:
Research and development	19,587	12,013	38,220	24,216
General and administrative	7,536	5,388	14,204	10,608
Total operating expenses	27,123	17,401	52,424	34,824
Loss from operations	(20,061)	(10,852)	(39,815)	(21,965)
Other income (expense):
Interest expense	(20)	(61)	(42)	(148)
Interest income	197	115	375	230
Change in fair value of warrants	(48)	7,878	10,094	2,271
Other (expense) income	2,638	(1,142)	3,908	(2,754)
Net loss	$(17,294)	$(4,062)	$(25,480)	$(22,366)

Basic and diluted net loss per common share	$(0.19)	$(0.05)	$(0.28)	$(0.29)
Weighted average shares used to compute basic and diluted net loss per share	91,544	80,857	91,381	75,954

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	(25,480)	$(22,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash impact of foreign currency transactions	(3,960)	3,066
Depreciation and amortization	1,086	1,165
Accretion on lease liability	399	159
Amortization of premium on investments	993	22
Non-cash change in fair value of common stock warrants liability	(10,094)	(2,271)
Stock-based compensation expense	5,340	3,563
Changes in operating assets and liabilities:
Accounts receivable	(422)	(2,818)
Prepaid expenses and other assets	(754)	1,035
Accounts payable, accrued expenses and other liabilities	(1,916)	(5,709)
Deferred revenue	(4,421)	11,786
Net cash used in operating activities	(39,229)	(12,368)
Cash flows from investing activities:
Purchases of investments	(97,065)	(73,329)
Proceeds from the maturity of investments	87,856	15,254
Purchases of property and equipment	(2,369)	(1,104)
Net cash used in investing activities	(11,578)	(59,179)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	3	75,382
Proceeds from exercise of stock options	1,782	675
Proceeds from exercise of warrants	112	327
Principal payments on capital lease obligations	(125)	(96)
Net cash provided by financing activities	1,772	76,288
Effect of exchange rate changes on cash and cash equivalents	2,214	(5,442)
Net decrease in cash and cash equivalents	(46,820)	(701)
Cash and cash equivalents at beginning of period	97,509	113,435
Cash and cash equivalents at end of period	50,689	$112,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$165
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	—	$28

The accompanying notes are an integral part of these financial statements.

Note 1.    Business Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies. Three of our BiTE antibodies and three of our monoclonal antibodies are currently in clinical development, while the remainder of our product pipeline is in preclinical development.  To date, we have incurred significant research and development expenses and have not achieved any revenues from product sales.

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three and six months ended June 30, 2011 and 2010, our financial position at June 30, 2011 and our cash flows for the six months ended June 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as amended.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of our future financial results.

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

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Rockville and Bethesda, Maryland. As of June 30, 2011 and December 31, 2010, we had a total of $2.5 million and $3.4 million, respectively, in certificates of deposit relating to these letters of credit. As of June 30, 2011, $1.4 million is classified as prepaid expenses and other current assets and $1.1 million is classified as non-current restricted cash.  As of December 31, 2010, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.4 million is classified as non-current restricted cash.  During the three months ended June 30, 2011, we paid $1.0 million that was previously held as restricted cash under our obligation related to a previous lease.  As of June 30, 2011, we have no further obligations under that lease.

Investments

The amortized cost, net unrealized gain or loss attributed to market pricing changes and estimated fair value of investments by security type of our available-for-sale securities were as follows at June 30, 2011 and December 31, 2010 (in thousands):

Securities at June 30, 2011:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$77,059	$—	$(64)	$76,995
U.S. Government agencies	1,000	—	—	1,000
Commercial paper	25,481	17	—	25,498
U.S. corporate bonds	30,057	—	(13)	30,044
Municipal bonds*	4,050	—	—	4,050
Total	$137,647	$17	$(77)	$137,587

Securities at December 31, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$48,417	$11	$(25)	$48,403
U.S. Government agencies	7,000	—	(4)	6,996
Commercial paper	27,928	13	(3)	27,938
U.S. corporate bonds	34,651	3	(23)	34,631
Municipal bonds*	7,195	—	—	7,195
Total	$125,191	$27	$(55)	$125,163

*	Issued by a state level entity

As of June 30, 2011, we held securities in an unrealized loss position whose fair value approximated at $102.9 million.  All of these securities with an unrealized loss have been in a continuous unrealized loss position for less than one year.  We have determined that the decline in fair value of these investments is temporary.  We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

The following table summarizes the contractual maturities of marketable investments at June 30, 2011 and December 31, 2010 (in thousands):

Securities at June 30, 2011:	Amortized Cost	Fair Value
Due in less than one year	$136,647	$136,587
Due in one to two years	1,000	1,000
Due after two years	—	—
Total	$137,647	$137,587

Securities at December 31, 2010:	Amortized Cost	Fair Value
Due in less than one year	$123,486	$123,458
Due in one to two years	1,705	1,705
Due after two years	—	—
Total	$125,191	$125,163

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

Impairment of Long-Lived and Identifiable Intangible Assets

We evaluate the carrying value of long-lived assets and identifiable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value. An impairment loss may be recognized when the estimated undiscounted future cash flow is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $2.7 million and $(1.2) million for the three-month periods ended June 30, 2011 and 2010, respectively, and $3.9 million and $(2.8) million for the six-month periods ended June 30, 2011 and 2010, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income was $5.4 million and $7.4 million at June 30, 2011 and December 31, 2010, respectively.

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

Under certain license agreements, we may receive initial license fees and annual renewal fees, which are recognized as revenue when the SAB 104 criteria have been satisfied, unless we have further obligations associated with the license granted. We recognize revenue from payments received at the time of entering into an agreement on a straight-line basis over the term of our obligations under the agreement.

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

For revenue arrangements including multiple deliverables and entered into prior to January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. Applicable revenue recognition criteria are considered separately for each unit of accounting. We recognize revenue on development and collaboration agreements, including upfront payments, where they are considered combined units of accounting, over the period specified in the related agreement or as we perform services under the agreement

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. Since we did not enter into or materially modify any multiple-element arrangements during the six months ended June 30, 2011, the adoption of this new accounting guidance did not have a material impact on our consolidated financial statements as of and for the three- and six-month periods ended June 30, 2011.  We do anticipate that when we enter into new multiple-element arrangements or materially modify existing multiple-element arrangements, including the collaboration and license agreement with Amgen described in Note 8 below, this new guidance will change the revenue recognition methodology for these arrangements, as compared to past practice.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains on available for sale investments.  The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(17,294)	$(4,062)	$(25,480)	$(22,366)
Realized foreign currency transactions	1,915	(1,060)	2,138	(847)
Unrealized foreign currency transactions	(2,837)	(2,109)	97	(3,813)
Foreign currency translation adjustments	(686)	1,976	(2,101)	3,134
Unrealized gain (loss) on available-for-sale investments	6	(20)	(28)	(10)
Comprehensive loss	$(18,896)	$(5,275)	$(25,374)	$(23,902)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the weighted average share calculation for the three- and six-month periods ended June 30, 2011 and 2010, respectively, as their effect would be anti-dilutive (share amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Options outstanding	13,339	12,119	13,339	12,119
Warrants outstanding	8,023	8,070	8,023	8,070
Total shares excluded from calculation	21,362	20,189	21,362	20,189

During the six months ended June 30, 2011, 745,000 shares of our common stock were issued upon the exercise of stock options in exchange for cash proceeds of $1,782,000 and 36,331 shares of our common stock were issued upon the exercise of warrants in exchange for cash proceeds of $112,000.

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

For Level 2 financial investments, our investment advisor provides us with monthly account statements documenting the value of each investment based on prices received from an independent third-party valuation service provider.  This third party evaluates the types of securities in our investment portfolio to determine their proper classification in the fair value hierarchy based on trading activity and the observability of market inputs.  Our Level 2 instruments are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals.  As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent third-party provider of financial instrument valuations, to establish that the prices we have used are reasonable estimates of fair value.

We do not hold auction rate securities, loans held for sale, mortgage-backed securities backed by sub-prime or Alt-A collateral or any other investments which require us to determine fair value using a discounted cash flow approach. Therefore, we do not adjust our analysis or change our assumptions specifically to factor illiquidity in the markets into our Level 2 fair value measurements.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$50,689	$50,689	$—	$—
Restricted cash	1,350	1,350	—	—
Short-term investments:
Foreign government bonds	76,995	—	76,995	—
U.S. Government agencies	—	—	—	—
Commercial paper	25,498	—	25,498	—
U.S. corporate bonds	30,044	—	30,044	—
Municipal bonds	4,050	—	4,050	—
Restricted cash, long-term	1,107	1,107	—	—
Long-term investments:
U.S. Government agencies	1,000	—	1,000	—
Total assets	$190,733	$53,146	$137,587	$—
Liabilities:
Common stock warrant liability	$(13,572))	$—	$—	$(13,572)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2011.  The following table presents information about our common stock warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$(13,524)	$(25,851)	$(23,858)	$(20,244)

Transfers to (from) Level 3	—	—	—	—
Realized gains/( losses) included in earnings	(48)	7,878	10,094	2,271
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	192	—
Ending balance	$(13,572)	$(17,973)	$(13,572)	$(17,973)

The settlement above represents a warrant exercise and the corresponding decrease in the liability.  The settlement is valued as of the actual transaction date.  The fair value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility. The expected term is determined based on the contractual period of the warrants.

Note 5.    Deferred Revenue

We have recorded deferred revenues from our research and development agreements as follows (in thousands):

	June 30,	December 31,
	2011	2010
Nycomed	$5,696	$6,310
Sanofi	5,745	5,640
Bayer Schering Pharma	5,222	5,155
Boehringer Ingelheim	6,775	6,405
Merck Serono	—	1,368
TRACON	—	1,121
Other	422	234
Subtotal	23,860	26,233
Current portion	(4,471)	(5,695)
Long-term portion	$19,389	$20,538

The deferred revenue from agreements with Boehringer Ingelheim, Nycomed, sanofi and Bayer Schering consists mainly of the upfront license fees that are being recognized over the periods that we are required to participate on joint steering committees, which are 20 years, 20 years, 6 years and 4.5 years, respectively.  The remaining balance of deferred revenue under the Merck Serono agreement has been recognized during the second quarter of 2011.  TRACON provided notice of termination to the license and collaboration agreement during the second quarter of 2011, and we recognized the remaining deferred revenue under that agreement at that time as we had no further performance obligations under the terms of the arrangement.

Note 6.    Other Liabilities

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Facility lease exit liability	$497	$1,504
Asset retirement obligation	970	620
Capital lease obligations	438	521
Other	88	89
Subtotal	1,993	2,734
Less current portion included in accrued expenses	(813)	(1,574)
Other non-current liabilities	$1,180	$1,160

During the second quarter of 2011, we made additional modifications to our leased space in Munich, Germany and also extended the lease for another 5 years.  This resulted in an increase in the asset retirement obligation of approximately $279,000.

Facility Lease Exit Liability and Restructuring Provision

We review the adequacy of our estimated exit accruals on an ongoing basis. The following table summarizes the facility lease activity for these obligations for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,460	$1,228	$1,504	$1,276
Increase to reserve	68	—	68	—
Amounts paid in period	(1,118)	(104)	(1,229)	(208)
Accretion expense	87	55	154	111
Ending balance	$497	$1,179	$497	$1,179

The accretion expense is included in general and administrative expenses.  During the second quarter of 2011, we relocated our U.S. corporate headquarters.  The increase to the reserve was equal to the remaining lease obligation on the prior headquarters.  The full amount of the lease exit liability is a current liability as of June 30, 2011.

Note 7.    Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell, and obligates Kingsbridge to purchase, shares of our common stock from time to time through December 2011 for up to $75.0 million, subject to certain conditions and restrictions.  As of June 30, 2011, Kingsbridge’s remaining commitment under the CEFF is equal to the lesser of $69.7 million or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.

Note 8.    Milestone Revenue

In 2007, we entered into an agreement with TRACON Pharmaceuticals, Inc., or TRACON, under which we granted TRACON an exclusive, worldwide license to develop and commercialize the conventional antibody candidate MT293. Under the terms of the agreement, TRACON was responsible for the development and commercialization of MT293 on a worldwide basis, as well as the costs and expenses associated with such activities.

We recognized revenues of approximately $0.8 million related to the achievement of a milestone under this agreement during the three months ended June 30, 2011.  Based on our revenue recognition policy related to milestone payments, we considered the milestone to be significant, specifically concluding that the milestone payment was non-refundable, achievement of the milestone was not reasonably assured at the inception of the agreement, there was substantive effort to achieve the milestone, and the milestone payment was considered reasonable in relation to the efforts expended.

Also during the three months ended June 30, 2011, TRACON sent us a notice of termination of the license agreement.  The termination became effective in the third quarter, and we intend to discontinue the development of MT293.

Note 9.    Subsequent Event

On July 11, 2011, we entered into a Collaboration and License Agreement with Amgen Inc. under which the two companies will collaborate on the research of BiTE antibodies against three undisclosed solid tumor targets and the subsequent development and commercialization of BiTE antibodies against up to two of these targets, to be selected by Amgen. We received an up-front payment of €10 million, or $14.5 million using the exchange rate as of the payment date, of which €4 million (approximately $5.8 million using the exchange rate as of the payment date) was an advanced payment to us for research and development expenses to be incurred.  We will be primarily responsible for the generation and pre-clinical research of the BiTE antibodies, and Amgen will lead the clinical development, manufacturing, and commercialization of any products resulting from the collaboration.  We are eligible to receive up to €342 million in clinical and commercial milestone payments and up to double-digit royalties on worldwide net sales. If Amgen elects to develop a BiTE antibody against a second target, we will be eligible to receive an additional cash payment upon initiation of the program, as well as milestones, royalties and development funding comparable to the first program.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. Our product development pipeline includes novel antibodies generated with our proprietary BiTE® antibody platform, as well as conventional monoclonal antibodies.  BiTE antibodies represent a new class of antibodies that activate the T cells of a patient’s immune system to eliminate cancer cells.  T cells are considered the most powerful “killer cells” of the human immune system.  Six of our antibodies are currently in clinical trials, while the remainder of our product pipeline is in preclinical development.

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. In a phase 2 clinical trial evaluating blinatumomab as a treatment for patients with acute lymphoblastic leukemia, or ALL, 16 of 20 evaluable patients experienced elimination of cancerous cells in their bone marrow, which was the primary endpoint of the trial. We have initiated a pivotal, multi-center, single-arm study — referred to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement) — which, if successful, has the potential to support the filing of a marketing authorization application in Europe. We have initiated a phase 2 trial in adult patients with relapsed or refractory B-precursor ALL; interim results from this trial showed that 9 of 12 patients achieved a complete remission or remission with partial recovery of blood counts following treatment with blinatumomab.  All nine responding patients also achieved a complete molecular response, meaning that they had no evidence of remaining leukemic cells in their bone marrow, a key prognostic factor for patient survival.  We are also evaluating blinatumomab in an ongoing phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of patients with advanced solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our collaboration partner MedImmune, LLC has initiated a phase 1 clinical trial of MT111, a BiTE antibody targeting carcinoembryonic antigen, or CEA, in patients with advanced solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. In addition to the collaboration with MedImmune, we have also entered into collaboration agreements with Bayer Schering Pharma, sanofi and Amgen for the development of BiTE antibodies targeting other solid tumor targets, and with Boehringer Ingelheim for the development of a BiTE antibody for the treatment of multiple myeloma.

Our conventional monoclonal antibody MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed. Our other conventional antibodies include adecatumumab, also known as MT201, which binds to EpCAM and is the subject of a collaboration with Merck Serono, and MT228, which is licensed to Morphotek, Inc. and is the subject of an ongoing phase 1 clinical trial in patients with advanced melanoma. The development of the conventional antibody candidate MT293, which was formerly licensed to TRACON Pharmaceuticals, Inc., will be discontinued following the termination of our license agreement with TRACON during the second quarter of 2011.

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

Since 2007, we have tracked our external research and development expenses by major project candidate development program or allocated the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three and six months ended June 30, 2011 and 2010 and cumulative amounts expended since 2007 are summarized in the table below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	Cumulative
Blinatumomab	$6.9	$3.1	$12.8	$5.8	$44.0
MT203	1.3	0.8	3.2	2.1	20.0
Adecatumumab	0.1	0.2	0.3	0.5	6.9
MT110	0.6	0.6	1.2	1.9	9.4
BiTE antibody platform and other	1.1	0.8	2.0	1.6	12.0
Unallocated salary and overhead	8.0	5.2	15.8	10.5	101.6
Stock-based compensation	1.5	1.3	2.9	1.8	13.2
Total	$19.6	$12.0	$38.2	$24.2	$207.1

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

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

	Three Months Ended June 30,
	2011	2010
Research and development revenue by collaborator:
Bayer Schering Pharma	$0.9	$3.4
Nycomed	2.0	0.8
Sanofi	1.0	1.3
Merck Serono	0.7	0.7
Boehringer Ingelheim	0.1	0.2
TRACON	2.1	0.1
Total collaborative R&D revenue	6.8	6.5
License and other revenue	0.3	—
Total revenues	$7.1	$6.5

Bayer Schering Pharma.    Revenues under this agreement represent Bayer Schering Pharma’s responsibility for the full cost of the product development program under this collaboration, plus a portion of the approximately $7.0 million in up-front payments received that are being recognized as revenue on a straight-line basis over a 54-month period ending in 2014. During the quarter ended June 30, 2011, we recognized $0.5 million in revenue as payment for our preclinical development activities and $0.4 million of the up-front fee.   During the same period of 2010, we recognized milestone revenue of $1.3 million, $1.8 million as payment for our preclinical development activities and $0.3 million of the up-front fee.

Nycomed.  Revenues under this agreement reflect Nycomed’s responsibility for the full cost of the MT203 product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $6.7 million up-front payment from Nycomed into revenue on a straight-line basis over a 20-year period ending in 2027, or approximately $0.3 million per year based on the current exchange rate.  The $2.0 million of revenue recorded during the three months ended June 30, 2011 represented a higher level of activity under this program than for the same period in 2010, primarily due to the manufacturing of MT203.  However, we expect to see a decrease in this revenue in the second half of 2011, as the future development work will be performed by Nycomed, and the responsibility for manufacturing has been transferred to Nycomed.

Sanofi.    Revenues under this agreement represent sanofi’s responsibility for the full cost of the product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $7.3 million up-front payment from sanofi into revenue on a straight-line basis over a 74-month period ending in 2015, or approximately $1.2 million per year based on the current exchange rate. For the three months ended June 30, 2011, we recognized $0.7 million for our preclinical development activities and $0.3 million of the up-front fee.  During the same period in 2010, we recognized $1.0 million for our preclinical development activities and $0.3 million of the up-front fee.

Merck Serono.  Revenues of $0.7 million for each of the three months ended June 30, 2011 and 2010 under this agreement reflect a portion of the up-front payment we received from Merck Serono that is being recognized on a straight-line basis through 2012.  During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

Boehringer Ingelheim.   We entered into the collaboration agreement with Boehringer Ingelheim during the second quarter of 2010.  The revenues recognized for the period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030, or approximately $0.3 million per year, based on the current exchange rate.

TRACON.   The revenues recognized during the three months ended June 30, 2011 include the receipt of a milestone payment for the successful completion of a Phase 1 clinical trial in the amount of $0.8 million, the collection of various pass-through expenses of $0.2 million, and the remaining $1.1 million of deferred up-front license fees, as this collaboration has been terminated.  We will not record any further revenue under this collaboration.

License and Other Revenue.   License and other revenue consists primarily of revenues from licenses of our patents relating to single-chain antibody technology, for which we serve as the exclusive marketing partner under a marketing agreement with Enzon Pharmaceuticals, Inc.  We do not expect future revenue from these licenses to be material.  There was a slight increase in license and other revenue during the three months ended June 30, 2011 as compared to the same period of 2010.

Research and Development Expenses.    Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges.  Research and development expenses increased by $7.6 million, or 63%, to $19.6 million for the three months ended June 30, 2011 from $12.0 million for the same period of 2010.  The increase was largely the result of increased spending on our MT103 program of $3.3 million, primarily for manufacturing and clinical expenses, an increase in the MT203 program of $0.5 million primarily for manufacturing related expenses, an increase in salary and related expenses of $2.2 million due to increased staff, increases in stock-based compensation expenses of $0.3 million and higher facility costs of $0.9 million primarily due to expansion of laboratory space and for repairs and maintenance.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include allocated facility costs not otherwise included in research and development expense, insurance and professional fees for legal and audit services. General and administrative expenses increased by $2.1 million, or 29%, to $7.5 million for the three months ended June 30, 2011 from $5.4 million for the same period in 2010.  The increase was the result of higher commercial expenses for our MT103 program of $0.5 million, an increase in patent-related expenses for our BiTE program of $0.3 million, increases in salary and related expenses of $0.2 million, increases in recruiting costs of $0.3 million and increases in legal and consulting fees of $0.5 million.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and capital leases and amounted to $20,000 and $61,000 for the three months ended June 30, 2011 and 2010, respectively.

Interest Income.   Interest income for the three months ended June 30, 2011 and 2010 was $197,000 and $115,000, respectively. The increase is due to higher investment balances during the three months ended June 30, 2011 as compared to the same period in 2010.

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

During the three months ended June 30, 2011, the market value of our common stock increased from $5.61 per share on March 31, 2011 to $5.74 per share on June 30, 2011, resulting in an increase in the fair value of the warrant liability on our balance sheet, and a corresponding decrease in other income, of $48,000.  During the three months ended June 30, 2010, the market value of our common stock decreased from $8.08 per share on March 31, 2010 to $6.24 per share on June 30, 2010, resulting in a decrease in the fair value of the warrant liability on our balance sheet, and a corresponding increase to other income, of $7.9 million.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income of $3.8 million for the three months ending June 30, 2011 as compared to 2010 resulted from the realization of gains from foreign currency exchange rate fluctuations due to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held by the U.S. entity.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues.    The following table summarizes our sources of revenue for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Research and development revenue by collaborator:
Bayer Schering Pharma	$2.2	$5.6
Nycomed	4.1	2.6
Sanofi	2.1	2.5
Merck Serono	1.4	1.4
MedImmune	0.1	0.2
Boehringer Ingelheim	0.2	0.2
TRACON	2.1	0.1
Total collaborative R&D revenue	12.2	12.6
License and other revenue	0.4	0.3
Total revenues	$12.6	$12.9

Bayer Schering Pharma.    During the six months ended June 30, 2011, we recognized $1.4 million in revenue as payment for our preclinical development activities and $0.8 million of the up-front fee.   During the same period of 2010, we recognized milestone revenue of $1.3 million, $3.6 million as payment for our preclinical development activities and $0.7 million of the up-front fee.

Nycomed.   The $4.1 million of revenue recorded during the six months ended June 30, 2011 consisted of $3.9 million for development activities primarily related to manufacturing and $0.2 million of the up-front fee.  We expect to see a decrease in this revenue in the second half of 2011, as the future development work will be performed by Nycomed.

Sanofi.    For the six months ended June 30, 2011, we recognized $1.5 million for our preclinical development activities and $0.6 million of the up-front fee.  During the same period in 2010, we recognized $1.9 million for our preclinical development activities and $0.6 million of the up-front fee.

Merck Serono.  Revenues of $1.4 million for each of the six months ended June 30, 2011 and 2010 under this agreement reflect a portion of the up-front payment we received from Merck Serono that is being recognized on a straight-line basis through 2012.  During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

MedImmune.   Revenues under this agreement generally represent payments from MedImmune for our costs incurred in the development of MT111.  The slight decrease in revenue of $0.1 million for the six-month period ended June 30, 2011 as compared to the same period in 2010 is due to the lower activity by us under this program.  We expect full year 2011 collaborative revenue from MedImmune for MT111 to decrease compared to 2010 due to our limited development obligations while MedImmune conducts the ongoing phase 1 clinical trial with MT111.

Boehringer Ingelheim.    The revenues recognized for each period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030, or approximately $0.3 million per year, based on the current exchange rate.

TRACON.   The revenues recognized during the six months ended June 30, 2011 include the receipt of a milestone payment for the successful completion of a Phase 1 clinical trial in the amount of $0.8 million, the collection of various pass-through expenses of $0.2 million, and the remaining $1.1 million of deferred up-front license fees, as this collaboration has been terminated.  We will not record any further revenue under this collaboration.

License and Other Revenue.   We do not expect future revenue from these licenses to be material.    There was a slight increase in license and other revenue during the six months ended June 30, 2011 as compared to the same period of 2010.

Research and Development Expenses.    Research and development expenses increased by $14.0 million, or 37%, to $38.2 million for the six months ended June 30, 2011 from $24.2 million for the same period of 2010.  The increase was largely the result of increased spending on our MT103 program of $6.6 million, primarily for manufacturing and clinical expenses, increases to salary and related expenses of $3.3 million due to increased staff, increases in stock-based compensation expenses of $1.2 million and higher facility costs of $1.5 million primarily due to laboratory expansion and for repairs and maintenance, and increases in consulting fees of $0.3 million.

General and Administrative Expenses.    General and administrative expenses increased by $3.6 million, or 25%, to $14.2 million for the six months ended June 30, 2011 from $10.6 million for the same period in 2010.  The increase was the result of higher personnel costs due to new hires of $0.7 million, higher stock-based compensation expense of $0.5 million, increases in recruiting expenses of $0.7 million, increases in consulting expenses of $0.6 million, increases in facility charges of $0.3 million and increases in legal fees and other outside services of $0.5 million.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and capital leases and amounted to $42,000 and $148,000 for the six months ended June 30, 2011 and 2010, respectively.

Interest Income.   Interest income for the six months ended June 30, 2011 and 2010 was $375,000 and $230,000, respectively. The increase is due to higher investment balances during the six months ended June 30, 2011 over the same period in 2010.

Change in Fair Value of Common Stock Warrants Liability.   During the six months ended June 30, 2011, the market value of our common stock decreased from $8.12 per share on December 31, 2010 to $5.74 per share on June 30, 2011, resulting in a decrease in the fair value of the warrant liability on our balance sheet, and a corresponding increase in other income, of $10.1 million.  During the six months ended June 30, 2010, the market value of our common stock decreased from $6.66 per share on December 31, 2009 to $6.24 per share on June 30, 2010, resulting in an decrease in the fair value of the warrant liability on our balance sheet, and a corresponding increase to other income, of $2.3 million.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income of $6.7 million for the six months ending June 30, 2011 as compared to 2010 resulted from the realization of gains from foreign currency exchange rate fluctuations due to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held by the U.S. entity.

Liquidity and Capital Resources

Summary of Cash Flows.  We had unrestricted cash and cash equivalents and available-for-sale investments of $188.3 million and $222.7 million as of June 30, 2011 and December 31, 2010, respectively.  This net decrease resulted from our net loss for the six months ended June 30, 2011, adjusted for non-cash charges and changes in operating assets and liabilities.

Our net cash used in operating activities was $39.2 million for the six months ended June 30, 2011, as compared to $12.4 million used in operating activities for the six months ended June 30, 2010. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $25.5 million for the six months ended June 30, 2011, which loss was $3.1 million more than the net loss of $22.4 million during the same period of the prior year. During the six months ended June 30, 2011, net loss included $6.2 million in net non-cash gains, primarily the result of a $10.1 million gain from the change in the fair value of our common stock warrant liability and $4.0 million non-cash gain from foreign currency translation, partially offset by $5.3 million in non-cash expenses for stock-based compensation, $1.1 million for depreciation and amortization and $1.0 million for amortization of premiums on investments. This compares to $5.7 million in net non-cash expenses during the six months ended June 30, 2010, including $3.6 million in stock-based compensation,$3.1 million of non-cash losses from foreign currency translation and $1.2 million in depreciation and amortization, partially offset by $(2.3) million in income due to the decrease in the fair value of our common stock warrant liability.

Changes in our working capital during the six months ended June 30, 2011 resulted in lower cash balances of $7.5 million, including a $0.4 million net outflow due to increases in our accounts receivable, a $0.8 million net outflow due a reduction in prepaid expenses and other assets, $1.9 million net outflow due to a decrease in accounts payable and accrued expenses, and an outflow due to a decrease in deferred revenue of $4.4 million.  During 2011, we made a payment to MedImmune of $2.5 million that had been accrued as of December 31, 2010. During the six months ended June 30, 2010, we had a $4.3 million increase in cash flows from changes in working capital, resulting primarily from a $11.8 million increase in our deferred revenue and an increase of $1.0 million in our prepaid expenses and other assets, partially offset by outflows resulting from decreases in accounts payable and accrued expenses of an aggregate of $5.7 million, and a decrease in accounts receivable of $2.8 million.

Our net cash used in investing activities was $11.6 million for the six months ended June 30, 2011, as compared to $59.2 million used in investing activities for the six months ended June 30, 2010.  In both periods the changes were primarily the result of maturities of investments in our investment portfolio.  During the six months ended June 30, 2011, we purchased a net $9.2 million of investments denominated in Euros in order to maintain liquid assets in the currency in which the majority of our expenses are denominated. As these investments mature, some have been reinvested in similar securities.  During the same period of 2010, we purchased a net $58.1 million of these investments.  Our investment in property and equipment was $2.4 million during the first six months of 2011, primarily for research and process development equipment, as compared to property and equipment investments of $1.1 million during the same period of 2010.

Our net cash provided by financing activities was $1.8 million for the six months ended June 30, 2011, as compared to $76.3 million for the six months ended June 30, 2010.  In March 2010, we completed a public offering of our common stock, which resulted in proceeds of $75.4 million, net of financing costs.   During the six months ended June 30, 2011, we also received $1.9 million from the exercise of stock options and warrants, as compared to $1.0 million from the exercise of stock options and warrants during the prior year period.

Sources and Uses of Cash.   We have funded our recent operations through public offerings and private placements of common stock and associated warrants, equity draws under the CEFF with Kingsbridge, research-contribution revenues from our collaborations with pharmaceutical companies and licensing and milestone payments related to our product candidate partnering activities. We expect that operating losses and negative cash flows from operations will continue for at least the next several years. If appropriate, we may raise substantial funds through the sale of our common stock or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all.  Based on our capital resources and our current operating plan as of the date of this report, we believe that we have adequate resources to fund operations into the second half of 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future, any future capital raising transactions or any additional drawdowns from our CEFF with Kingsbridge, which is scheduled to expire in December 2011.

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

We filed a registration statement which became effective in December 2008 with respect to the resale of shares issuable under the CEFF and underlying the warrant issued to Kingsbridge, and the registration rights agreement requires us to maintain the effectiveness of the registration statement. If we fail to maintain the effectiveness of the registration statement, or if we suspend the use of the registration statement, then under certain circumstances we may be required to pay certain amounts to Kingsbridge, or issue to Kingsbridge additional shares of common stock in lieu of cash payment, in each case as liquidated damages. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.  The remaining amount available under the CEFF is the lesser of $69.7 million or 8,684,351 shares of common stock.

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

As of June 30, 2011, we had U.S. dollar-denominated cash and investments of approximately $103.4 million and Euro-denominated cash and investments of approximately €59.0 million, or approximately $84.9 million using the exchange rate as of that date.  As of June 30, 2011, we had Euro-denominated liabilities of approximately €26.2 million, or approximately $37.8 million, using the exchange rate as of that date.  The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate as of June 30, 2011:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the six months ended June 30, 2011 (in thousands)	$2,971	$4,457	$5,943

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, our disclosure controls and procedures were not effective as of June 30, 2011.  During 2011, we have taken a number of steps to strengthen our internal control over financial reporting in order to address the weaknesses. The improvements include additional procedures relating to foreign currency and investment activity. We completed the full implementation of our remediation measures during the second quarter of 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, we determined that a deficiency in controls relating to the accounting for foreign currency related to our investments existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of December 31, 2010.  As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2010. We have implemented additional substantive procedures over financial reporting during the three months ended June 30, 2010, including adding additional review procedures on complex accounting issues such as foreign currency transactions relating to foreign-denominated available-for-sale securities, to ensure that our consolidated condensed financial statements are fairly stated in all material respects in accordance with GAAP.

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

We have incurred losses since our inception and expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than upfront license fees, the reimbursement of development expenses and potential future milestone payments from our collaborators or licensees, which currently include Amgen, Boehringer Ingelheim, Bayer Schering Pharma, sanofi, Nycomed, Merck Serono, MedImmune and Morphotek. We have not commercialized any products to date, and if we are not able to do so, whether alone or with a collaborator, we will likely never achieve profitability.

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

Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and affect the voting and other rights of the holders of our common stock, any of which could adversely affect the market price of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval;

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings;

•	requiring any stockholder submitting a director nomination or proposal to furnish information regarding recent derivative transactions made by the proponent related to our stock; and

•
requiring an individual nominated by stockholders for election to our board of directors to provide certain information, including a summary of his or her background and qualifications and a description of any voting arrangements to which he or she may be subject.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to enter into and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Amgen, Boehringer Ingelheim, Bayer Schering Pharma, sanofi, Nycomed, Merck Serono, MedImmune and Morphotek. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

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

Our product candidates have not yet been proven safe or effective in clinical trials and early positive results may fail to be confirmed in subsequent larger clinical trials. For example, in 2006 and 2007 we completed two phase 2 clinical trials of adecatumumab in patients with metastatic breast cancer and in patients with prostate cancer but did not achieve the primary endpoints of the trials. Also, in our ongoing clinical trials utilizing continuous infusion with blinatumomab, we have observed adverse events that required discontinuation of treatment of patients. Events leading to discontinuation of blinatumomab have included neurological disorders in dosing schedules tested to date, including flat dosing and dosing schedules using gradually increasing doses. We are working on methods for identifying patients who we believe are likely to experience such events and for recognizing early signs of a neurological event, and we believe that these neurological events may be managed by proactively identifying and treating patients who exhibit early signs of a CNS event. As a result of these potential neurological implications, we may not be able to treat all patients with a uniform dosing schedule.

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

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials (including the liquid, known as diluent, used to dilute drug product for administration to patients or the infusion pumps or other devices used to administer drug product to patients) become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed. For example, in the third quarter of 2010 we recalled a batch of diluent because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we halted recruitment in the ongoing phase 1 clinical trial with MT110 until January 2011, when replacement quantities of diluent were available from our third party manufacturer.

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

As described above, we are responsible for the manufacture of blinatumomab for clinical trials and have engaged Lonza, BI Pharma and Rentschler as our contract manufacturers. Lonza has initiated the manufacture of clinical supply of blinatumomab. Until those materials become available, we plan to utilize the inventory of blinatumomab produced by MedImmune prior to the termination of the collaboration.

We believe that the existing stock of blinatumomab will be sufficient to supply our ongoing and planned clinical trials of blinatumomab until product manufactured by Lonza, BI Pharma and Rentschler becomes available. However, if there is a delay in Lonza’s ability to provide us with blinatumomab or in BI Pharma’s ability to fill and finish the final drug product, we may have to delay certain clinical trials, which could have a material adverse effect on our business. Furthermore, as part of the termination of our collaboration, MedImmune is required to perform studies confirming that the stock of blinatumomab supplied by MedImmune to us is stable and within our required specifications. If MedImmune ceases to perform these stability studies or to deliver the data from the stability studies as required, or if the data indicate that the stock of blinatumomab has degraded to an extent that it no longer meets the required specifications, we may not have sufficient quantities of the product candidate required to perform the planned clinical trials with blinatumomab. There can be no assurance that the transferred materials will be sufficient for use in our clinical trials, or that we, Lonza, BI Pharma or Rentschler will be able to implement the manufacturing processes transferred from MedImmune in a manner that results in materials that are comparable or that are suitable for use in clinical trials. Any of these or similar or other events could cause delays in the development and potential regulatory approval of blinatumomab, which would have an adverse effect on its commercial potential.

We have no sales, marketing or distribution experience and will depend significantly on third parties who may not be able to successfully sell our product candidates following approval.

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our existing collaboration agreements with Amgen, Boehringer Ingelheim, Bayer Schering Pharma, sanofi, Nycomed, Merck Serono and MedImmune, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future, and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales by us. Third parties with whom we have marketing or distribution agreements could sell competing products and may devote insufficient sales efforts to our product candidates following their approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.01 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-50440), filed with the SEC on December 11, 2003.

3.2 3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed with the SEC on May 10, 2006.

Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed with the SEC on November 8, 2004.

3.4
Certificate of Amendment of Certificate of Designation for Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed with the SEC on June 28, 2011.

3.5	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed with the SEC on June 28, 2011.

10.1+	Amended and Restated Executive Employment Agreement by and between the Registrant and Christian Itin, effective as May 6, 2011.

10.2+	Amended and Restated Executive Employment Agreement by and between the Registrant and Barclay Phillips, effective as May 6, 2011.

10.3+	Amended and Restated Executive Employment Agreement by and between the Registrant and Patrick A. Baeuerle, effective as May 6, 2011.

10.4+	Amended and Restated Executive Employment Agreement by and between the Registrant and Jan Fagerberg, effective as May 6, 2011.

10.5+	Amended and Restated Executive Employment Agreement by and between the Registrant and Matthias Alder, effective as May 6, 2011.

10.6+	Amended and Restated Executive Employment Agreement by and between the Registrant and Dr. Jens Hennecke, effective as May 6, 2011.

10.7+	Executive Employment Agreement by and between the Registrant and Ulrich M. Grau, effective as June 14, 2011.

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

101 (**)
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)