Form 10-Q
period 2011-09-30
MICROMET, INC.
filed 2011-11-08
CIK 1131907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of the close of business on November 1, 2011 was 92,056,901.

MICROMET, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Micromet, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,343	$97,509
Short-term investments	74,717	123,458
Accounts receivable	1,017	1,047
Prepaid expenses and other current assets	3,586	3,850
Total current assets	187,663	225,864
Property and equipment, net	7,267	5,577
Goodwill	6,462	6,462
Patents, net	76	300
Long-term investments	-	1,705
Restricted cash	1,072	2,396
Total assets	$202,540	$242,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,744	$5,150
Accrued expenses	12,517	11,314
Common stock warrants liability	9,665	23,858
Current portion of deferred revenue	8,896	5,695
Total current liabilities	34,822	46,017
Deferred revenue, net of current portion	26,659	20,538
Other non-current liabilities	1,158	1,160
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 92,046 shares issued and outstanding at September 30, 2011 and 91,160 shares issued and outstanding at December 31, 2010	4	4
Additional paid-in capital	480,853	470,368
Accumulated other comprehensive income	4,646	8,569
Accumulated deficit	(345,602)	(304,352)
Total stockholders' equity	139,901	174,589
Total liabilities and stockholders' equity	$202,540	$242,304

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Collaboration agreements	$4,457	$6,464	$16,631	$19,027
License fees and other	88	194	523	490
Total revenues	4,545	6,658	17,154	19,517
Operating expenses:
Research and development	19,512	11,468	57,732	35,684
General and administrative	5,719	4,650	19,923	15,258
Total operating expenses	25,231	16,118	77,655	50,942
Loss from operations	(20,686)	(9,460)	(60,501)	(31,425)
Other income (expense):
Interest expense	(17)	(230)	(59)	(378)
Interest income	202	303	577	533
Change in fair value of warrants	3,907	(753)	14,001	1,518
Other income (expense)	824	(1,114)	4,732	(3,868)
Net loss	$(15,770)	$(11,254)	$(41,250)	$(33,620)

Basic and diluted net loss per common share	$(0.17)	$(0.14)	$(0.45)	$(0.43)
Weighted average shares used to compute basic and diluted net loss per share	92,027	80,992	91,599	77,652

The accompanying notes are an integral part of these financial statements.

Micromet, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(41,250)	$(33,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash impact of foreign currency transactions	(4,795)	3,665
Depreciation and amortization	1,722	1,647
Accretion on lease liability	420	234
Amortization of premium on investments	1,106	201
Non-cash change in fair value of common stock warrants liability	(14,001)	(1,518)
Stock-based compensation expense	8,095	5,828
Changes in operating assets and liabilities:
Accounts receivable	109	(1,863)
Prepaid expenses and other assets	1,637	(135)
Accounts payable, accrued expenses and other liabilities	(746)	(6,988)
Deferred revenue	9,117	8,583
Net cash used in operating activities	(38,586)	(23,966)
Cash flows from investing activities:
Purchases of investments	(106,058)	(89,775)
Proceeds from the maturity of investments	156,690	29,823
Purchases of property and equipment	(3,085)	(2,483)
Net cash provided by (used in) investing activities	47,547	(62,435)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	75,387
Proceeds from exercise of stock options	1,763	697
Proceeds from exercise of warrants	434	327
Principal payments on capital lease obligations	(192)	(145)
Net cash provided by financing activities	2,005	76,266
Effect of exchange rate changes on cash and cash equivalents	(132)	(3,554)
Net increase (decrease) in cash and cash equivalents	10,834	(13,689)
Cash and cash equivalents at beginning of period	97,509	113,435
Cash and cash equivalents at end of period	108,343	$99,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$395
Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	—	$28

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

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micromet, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three and nine months ended September 30, 2011 and 2010, our financial position at September 30, 2011 and our cash flows for the nine months ended September 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as amended.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of our future financial results.

Unless otherwise noted, all financial information is that of Micromet, Inc. and our wholly owned subsidiaries: Micromet GmbH; Micromet Holdings, Inc.; and Cell-Matrix, Inc.  Substantially all of our operating activities are conducted through Micromet GmbH, a wholly-owned subsidiary of Micromet Holdings, Inc. and an indirect wholly-owned subsidiary of Micromet, Inc. The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation. Unless specifically noted otherwise, as used throughout these notes to the condensed consolidated financial statements, “Micromet,” “we,” “us,” and “our” refers to the business of Micromet, Inc. and its subsidiaries as a whole.

In September 2011, we completed the conversion of the corporate form of our operating subsidiary from Micromet AG (Aktiengesellschaft, or “share company”) to Micromet GmbH (Gesellschaft mit beschränkter Haftung, or “company with limited liability”).  The purpose of the conversion was to simplify and streamline the administration of our operating subsidiary.  The conversion will not affect our financial statements, which we will continue to report on a consolidated basis.

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

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as our current property leases in Munich, Germany and Rockville and Bethesda, Maryland. As of September 30, 2011 and December 31, 2010, we had a total of $2.5 million and $3.4 million, respectively, in certificates of deposit relating to these letters of credit. As of September 30, 2011, $1.4 million is classified as prepaid expenses and other current assets and $1.1 million is classified as non-current restricted cash.  As of December 31, 2010, $1.0 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $2.4 million is classified as non-current restricted cash.

Investments

The amortized cost, net unrealized gain or loss attributed to market pricing changes and estimated fair value of investments by security type of our available-for-sale securities were as follows at September 30, 2011 and December 31, 2010 (in thousands):

Securities at September 30, 2011:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$43,301	132	(2)	43,431
Commercial paper	22,745	5	—	22,750
U.S. corporate bonds	8,547	—	(11)	8,536
Municipal bonds*	—	—	—	—
Total	$74,593	137	(13)	74,717

Securities at December 31, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$48,417	$11	$(25)	$48,403
U.S. Government agencies	7,000	—	(4)	6,996
Commercial paper	27,928	13	(3)	27,938
U.S. corporate bonds	34,651	3	(23)	34,631
Municipal bonds*	7,195	—	—	7,195
Total	$125,191	$27	$(55)	$125,163

*	Issued by a state level entity

As of September 30, 2011, we held securities in an unrealized loss position with a fair value of approximately $14.0 million.  All of these securities with an unrealized loss have been in a continuous unrealized loss position for less than one year.  We have determined that the decline in fair value of these investments is temporary.  We do not intend to sell these securities and it is not more likely than not we will be required to sell the securities before the recovery of their amortized cost basis.

The following table summarizes the contractual maturities of marketable investments at September 30, 2011 and December 31, 2010 (in thousands):

Securities at September 30, 2011:	Amortized Cost	Fair Value
Due in less than one year	$74,593	74,717
Due in one to two years	—	—
Due after two years	—	—
Total	$74,593	74,717

Securities at December 31, 2010:	Amortized Cost	Fair Value
Due in less than one year	$123,486	$123,458
Due in one to two years	1,705	1,705
Due after two years	—	—
Total	$125,191	$125,163

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $0.9 million and $(0.9) million for the three-month periods ended September 30, 2011 and 2010, respectively, and $4.8 million and $(3.9) million for the nine-month periods ended September 30, 2011 and 2010, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income was $7.0 million and $7.4 million at September 30, 2011 and December 31, 2010, respectively.

Revenue Recognition

Our revenues generally consist of non-refundable licensing fees, payments based upon the achievement of specified development and commercial milestones, royalties, and fees earned for research services, in each case pursuant to collaboration agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates.

Multiple Element Arrangements

The terms of our collaboration agreements contain multiple elements, or deliverables, that we are required to deliver in order to receive payments as revenue.  In January 2011, we adopted FASB Accounting Standards Codification (ASC) Topic 605-25, Multiple-Element Arrangements, which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance to use when determining whether multiple deliverables exist, how the resulting arrangement should be separated, and how the payments for such deliverables should be allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and, instead, provides for separate revenue recognition based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. The adoption of this standard has been implemented on a prospective basis for new or materially modified arrangements.

For multiple element arrangements, including license agreements, entered into prior to January 1, 2011, the existing FASB guidance requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This can be difficult to determine when the product (e.g., a license) is not individually sold because of its unique features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement is not determinable, then revenue will be deferred until all of the items are delivered.

Non-refundable license fees are recognized as revenue when we have a contractual right to receive the payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research services and participation in steering committees, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon execution of the license agreement only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research activities and/or steering committee participation, can be determined. If the fair value of the undelivered performance obligations can be determined, the obligations are accounted for separately as performed. If the license does not have stand-alone value, the arrangement is accounted for as a single unit of accounting, and the license payments and payments for satisfaction of performance obligations (e.g., research services) would be recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the proportional performance method. Full-time equivalents are typically used as the measure of performance and are generally stated at a yearly fixed fee per research scientist. Revenue recognized under the proportional performance method would be determined by multiplying the payments by the ratio of labor dollars expended to total estimated labor dollars to be expended. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined at each reporting period.

Milestone Payments

Under all of our multiple-element arrangements, payments for achievement of at-risk substantive performance milestones are recognized as revenue upon the achievement of the related milestone.  Our collaborative license and development agreements typically provide for payments upon achievement of specific milestones.  In January 2011, we adopted ASC Topic 605-28, Milestone Method.  Under this guidance, we may recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort on our part is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment, as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting.

Reimbursement of Costs.    Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the provisions of ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    We are entitled to receive royalty payments on the sale of products developed under our collaborative license and development agreements. Any such royalties are based upon the volume of products sold and would be recognized as revenue upon notification by our collaborator that sales have occurred, and in the period the sales occur. There have been no product sales to date that would result in any royalty payments to us.

Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying consolidated balance sheets (see Note 5). Significant judgments are required in the application of revenue recognition guidance. For example, in connection with our existing and former collaboration agreements, we have historically recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when revenue would be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that we expect will not be recognized in the next fiscal year are classified as long-term deferred revenue.

We exercise significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognize revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported operating results.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains on available for sale investments.  The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net loss	$(15,770)	$(11,254)	$(41,250)	$(33,620)
Realized foreign currency transactions	2,673	(836)	4,811	(3,805)
Unrealized foreign currency transactions	(8,576)	8,950	(8,479)	5,907
Foreign currency translation adjustments	1,683	(2,383)	(418)	751
Unrealized gain (loss) on available-for-sale investments	191	(22)	163	(32)
Comprehensive loss	$(19,799)	$(5,545)	$(45,173)	$(30,799)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the weighted average share calculation for the three- and nine-month periods ended September 30, 2011 and 2010, respectively, as their effect would be anti-dilutive (share amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Options outstanding	13,757	12,069	13,757	12,069
Warrants outstanding	7,923	8,058	7,923	8,058
Total shares excluded from calculation	21,680	20,127	21,680	20,127

During the nine months ended September 30, 2011, 750,000 shares of our common stock were issued upon the exercise of stock options in exchange for cash proceeds of $1,760,000 and 136,000 shares of our common stock were issued upon the exercise of warrants in exchange for cash proceeds of $434,000.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108,343	$108,343	$—	$—
Restricted cash	1,350	1,350	—	—
Short-term investments:
Foreign government bonds	43,431	—	43,431	—
Commercial paper	22,750	—	22,750	—
U.S. corporate bonds	8,536	—	8,536	—
Restricted cash, long-term	1,072	1,072	—	—
Total assets	$185,482	$110,765	$74,717	$—
Liabilities:
Common stock warrants liability	$(9,665))	$—	$—	$(9,665)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2011.  The following table presents information about our common stock warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$(13,572)	$(17,973)	$(23,858)	$(20,244)
Transfers to (from) Level 3	—	—	—	—
Realized gains/( losses) included in earnings	3,907	(753)	14,001	1,518
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	192	—
Ending balance	$(9,665)	$(18,726)	$(9,665)	$(18,726)

The settlement above represents a warrant exercise and the corresponding decrease in the liability.  The settlement is valued as of the actual transaction date.  The fair value of the common stock warrants liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility. The expected term is determined based on the contractual period of the warrants.

  Note 5.  Deferred Revenue

We have recorded deferred revenues from our research and development agreements as follows (in thousands):

	September 30,	December 31,
	2011	2010
Nycomed	$5,362	$6,310
Amgen	12,733	—
Sanofi	6,615	5,640
Bayer Healthcare Pharmaceuticals	4,155	5,155
Boehringer Ingelheim	6,318	6,405
Merck Serono	—	1,368
TRACON	—	1,121
Other	372	234
Subtotal	35,555	26,233
Current portion	(8,896)	(5,695)
Long-term portion	$26,659	$20,538

The deferred revenue from agreements with Boehringer Ingelheim, Nycomed, sanofi and Bayer HealthCare Pharmaceuticals (formerly Bayer Schering) consists mainly of the up-front license fees that are being recognized over the periods that we are required to participate on joint steering committees, which are 20 years, 20 years, 6 years and 4.5 years, respectively.  The deferred revenue from the Amgen collaboration consists of an up-front license fee and the prepayment of research and development services, each of which will be recognized over 4.75 years.  The remaining balance of deferred revenue under the Merck Serono agreement as of December 31, 2010 was recognized during the second quarter of 2011.  TRACON provided notice to us of its termination of our license and collaboration agreement during the second quarter of 2011, and we recognized the remaining deferred revenue under that agreement at that time, as we had no further performance obligations under the terms of the arrangement.

Note 6.    Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Facility lease exit liability	$377	$1,504
Asset retirement obligation	925	620
Capital lease obligations	350	521
Other	157	89
Subtotal	1,809	2,734
Less current portion included in accrued expenses	(651)	(1,574)
Other non-current liabilities	$1,158	$1,160

During the nine months ended September 30, 2011, we made additional modifications to our leased space in Munich, Germany and also extended the lease for another five years.  This modification resulted in an increase in the asset retirement obligation of approximately $279,000.

Facility Lease Exit Liability and Restructuring Provision

We review the adequacy of our estimated exit accruals on an ongoing basis. The following table summarizes the facility lease activity for these obligations for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$497	$1,179	$1,504	$1,276
Increase to reserve	—	—	68	—
Amounts paid in period	(139)	(112)	(1,368)	(320)
Accretion expense	19	52	173	163
Ending balance	$377	$1,119	$377	$1,119

The accretion expense is included in general and administrative expenses.  During the nine months ended September 30, 2011, we relocated our U.S. corporate headquarters.  The increase to the reserve was equal to the remaining lease obligation on the prior headquarters.  The full amount of the lease exit liability is a current liability as of September 30, 2011.

Note 7.    Committed Equity Financing Facility

In December 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) which entitles us to sell, and obligates Kingsbridge to purchase, shares of our common stock from time to time through December 2011 for up to $75.0 million, subject to certain conditions and restrictions.  As of September 30, 2011, Kingsbridge’s remaining commitment under the CEFF is equal to the lesser of $69.7 million or 8,684,351 shares (which shares would be priced at a discount ranging from 6% to 14% of the average market price during any future draw down), subject to certain conditions and restrictions.

Note 8.    Amgen Collaboration

On July 11, 2011, we entered into a Collaboration and License Agreement with Amgen Inc. (Amgen) under which the two parties will collaborate on the research of BiTE antibodies against three undisclosed solid tumor targets and the subsequent development and commercialization of BiTE antibodies against up to two of these targets, to be selected by Amgen. We received an up-front payment of €10 million, or $14.5 million using the exchange rate as of the payment date, of which €4 million (or $5.8 million using the exchange rate as of the payment date) was an advanced payment to us for research and development services to be performed by us and the remaining €6 million (or $8.7 million using the exchange rate as of the payment date) was designated as the license fee to pay for the sharing of BiTE antibody technology and know-how.  We will be primarily responsible for the generation and pre-clinical research of the BiTE antibodies, and Amgen will lead the clinical development, manufacturing, and commercialization of any products resulting from the collaboration.  We are eligible to receive up to a total of €342 million in milestone payments in connection with the development and sale of BiTE antibodies against the first target selected by Amgen, as follows: €7 million in pre-clinical milestones, €35 million in clinical milestones, and €300 million in milestones related to product approval and achievement of certain sales thresholds.  We are also eligible to receive up to double-digit royalties on worldwide net sales.  If Amgen elects to develop a BiTE antibody against a second target, we will be eligible to receive an additional cash payment upon initiation of the program, as well as milestones, royalties and development funding comparable to the first program.  The agreement contains termination provisions whereby Amgen may terminate the agreement upon 90 days’ notice.  There are also provisions for termination for material breach that either party may invoke according to the terms of the agreement.

We have determined that the milestones are substantive because (i) the milestone consideration is commensurate with performance or enhancement of value based on performance, (ii) they are based solely on past performance, (iii) they are reasonable relative to all of the deliverables and payment terms, and (iv) the achievement of the milestones involves a degree of risk and was not reasonably assured at the inception of the agreement.  No milestone revenue has been recognized under this agreement to date.

The significant deliverables under the agreement with Amgen are the provision of intellectual property licenses under our BiTE antibody technology and the provision of research and development services.  We considered several factors in our determination of whether stand-alone value exists: (1) we do not sell similar licenses separately without research and development services, (2) the services are based on our specific know-how and experience related to the BiTE antibody technology and are not available from any other parties, and (3) we believe that Amgen would not be able to develop the products that are the subject of the agreement without our involvement, nor could they resell this collaboration to another company who could develop such products without our involvement.  Pursuant to our revenue recognition accounting policies described in note 3 above, we have concluded that none of the deliverables have stand-alone value; therefore, the identified deliverables have been treated as a combined single unit of accounting.  As a result, the payments received by us for the license fee and research and development services are being recognized as revenue on a proportional performance basis over the expected service period of 4.75 years from the date of the agreement.  The milestone payments, if any, will be recognized as revenue in the period in which the milestones are achieved, and royalties would be recognized in the period in which the product is sold.

During the three months ended September 30, 2011, we recognized under this agreement $0.7 million in revenue as payment for our preclinical development activities and $0.2 million of the up-front license fee.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. In a phase 2 clinical trial evaluating blinatumomab as a treatment for patients with acute lymphoblastic leukemia, or ALL, 16 of 20 evaluable patients experienced elimination of cancerous cells in their bone marrow, which was the primary endpoint of the trial. We have initiated a pivotal, multi-center, single-arm study — referred to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement) — which, if successful, has the potential to support the filing of a marketing authorization application in Europe. We have initiated a phase 2 trial in adult patients with relapsed or refractory B-precursor ALL; interim results from this trial showed that 9 of 12 patients achieved a complete remission or remission with partial recovery of blood counts following treatment with blinatumomab.  All nine responding patients also achieved a complete molecular response, meaning that they had no evidence of remaining leukemic cells in their bone marrow, a key prognostic factor for patient survival.  Blinatumomab has also been evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

We are evaluating a second BiTE antibody, MT110, in a phase 1 clinical trial for the treatment of patients with advanced solid tumors. MT110 targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our collaboration partner MedImmune, LLC has initiated a phase 1 clinical trial of MT111, a BiTE antibody targeting carcinoembryonic antigen, or CEA, in patients with advanced solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. In addition to the collaboration with MedImmune, we have also entered into collaboration agreements with Bayer HealthCare Pharmaceuticals, sanofi and Amgen for the development of BiTE antibodies targeting other solid tumor targets, and with Boehringer Ingelheim for the development of a BiTE antibody for the treatment of multiple myeloma.

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

Since 2007, we have tracked our external research and development expenses by major project candidate development program or allocated the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the three and nine months ended September 30, 2011 and 2010 and cumulative amounts expended since 2007 are summarized in the table below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	Cumulative
Blinatumomab	$8.3	$2.3	$20.2	$8.1	$51.4
MT203	0.3	0.8	3.5	2.9	20.3
Adecatumumab	—	0.2	0.1	0.7	6.6
MT110	—	0.8	0.1	2.7	8.3
BiTE antibody platform and other	0.8	0.7	3.3	2.3	13.3
Unallocated salary and overhead	8.5	5.4	25.9	15.9	111.7
Stock-based compensation	1.6	1.3	4.6	3.1	15.0
Total	$19.5	$11.5	$57.7	$35.7	$226.7

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

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

	Three Months Ended September 30,
	2011	2010
Research and development revenue by collaborator:
Bayer HealthCare Pharmaceuticals	$1.4	$2.3
Nycomed	0.9	0.9
Sanofi	1.2	1.5
Amgen	0.9	—
MedImmune	—	1.0
Merck Serono	—	0.7
Boehringer Ingelheim	0.1	0.1
Total collaborative R&D revenue	4.5	6.5
License and other revenue	—	0.2
Total revenues	$4.5	$6.7

Bayer HealthCare Pharmaceuticals.    Revenues under this agreement represent Bayer HealthCare Pharmaceuticals’ responsibility for the full cost of the product development program under this collaboration, plus a portion of the approximately $7.0 million in up-front payments received that are being recognized as revenue on a straight-line basis over a 54-month period ending in 2014. During the quarter ended September 30, 2011, we recognized $1.0 million in revenue as payment for our preclinical development activities and $0.4 million of the up-front fee.   During the same period of 2010, we recognized $1.9 million as payment for our preclinical development activities and $0.4 million of the up-front fee.

Nycomed.  Revenues under this agreement represent Nycomed’s responsibility for the full cost of the MT203 product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $6.7 million up-front payment from Nycomed into revenue on a straight-line basis over a 20-year period ending in 2027, or approximately $0.3 million per year based on the current exchange rate.

Sanofi.    Revenues under this agreement represent sanofi’s responsibility for the full cost of the product development program under this collaboration. In addition to revenue recognized from the reimbursement of our preclinical development activities, we are recognizing a $7.3 million up-front payment from sanofi into revenue on a straight-line basis over a 74-month period ending in 2015, or approximately $1.2 million per year based on the current exchange rate. For the three months ended September 30, 2011, we recognized $0.9 million for our preclinical development activities and $0.3 million of the up-front fee.  During the same period in 2010, we recognized $1.2 million for our preclinical development activities and $0.3 million of the up-front fee.

Amgen.  Revenues under this agreement represent Amgen’s responsibility for the full cost of the product development program under this collaboration, plus a portion of the approximately $8.7 million in up-front payments received that are being recognized as revenue on a straight-line basis over a 57-month period ending in 2015. During the quarter ended September 30, 2011, we recognized $0.7 million in revenue as payment for our preclinical development activities and $0.2 million of the up-front fee.   The agreement was entered into during the third quarter of 2011; therefore, there was no activity in the corresponding prior year period.

MedImmune.   Revenues under this agreement generally represent payments from MedImmune for our costs incurred in the development of MT111.  We received a milestone payment of $1.0 million during the three months ended September 30, 2010, and there was no such payment during the corresponding period in 2011.

Merck Serono.  During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program pending our and Merck Serono’s determination of the next steps for the development of this product candidate.  The remaining balance of deferred revenue under the Merck Serono agreement, representing the licensee fee paid upon signing of the agreement, was recognized during the second quarter of 2011.

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

Research and Development Expenses.    Research and development expense consists of costs incurred to discover and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including production of clinical material, fees for services in the context of clinical trials, medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges.  Research and development expenses increased by $8.0 million, or 70%, to $19.5 million for the three months ended September 30, 2011 from $11.5 million for the same period of 2010.  The increase was largely the result of increased spending on our MT103 program of $6.1 million, primarily for manufacturing and clinical expenses, an increase in salary and related expenses of $2.1 million due to increased staff, increases in stock-based compensation expenses of $0.3 million and increases in facility costs of $0.5 million, partially offset by a decrease in MT110 program expenses of $0.5 million and a decrease of $0.4 million of expenses for the MT203 program due to the shifting of responsibility to Nycomed for this program.

General and Administrative Expenses.   General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include allocated facility costs not otherwise included in research and development expense, insurance and professional fees for legal and audit services. General and administrative expenses increased by $1.0 million, or 23%, to $5.7 million for the three months ended September 30, 2011 from $4.7 million for the same period in 2010.  There was an increase in salary and related expenses of $0.6 million, increases in recruiting costs of $0.2 million, and increases in legal fees of $0.2 million.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and capital leases and amounted to $17,000 and $230,000 for the three months ended September 30, 2011 and 2010, respectively.

Interest Income.   Interest income earned on our invested cash was $0.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively.

Change in Fair Value of Common Stock Warrants Liability.   We have issued warrants to purchase our common stock that require us, or any successor entity, to purchase each unexercised warrant for a cash amount equal to its fair value (computed using the Black-Scholes option-pricing model with prescribed guidelines) in any of the following circumstances: we are merged or consolidated with or into another company, we sell all or substantially all of our assets in one or a series of related transactions, any tender offer or exchange offer is completed pursuant to which holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or we effect any reclassification of our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property. As a consequence of these provisions, the warrants are classified as a liability on our consolidated balance sheets, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in our consolidated statements of operations. Increases in our stock price cause the warrants liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as other income.

During the three months ended September 30, 2011, the market value of our common stock decreased from $5.74 per share on June 30, 2011 to $4.80 per share on September 30, 2011, resulting in a decrease in the fair value of the warrant liability on our consolidated balance sheet, and a corresponding increase in other income, of $3.9 million.  During the three months ended September 30, 2010, the market value of our common stock increased from $6.24 per share on June 30, 2010 to $6.72 per share on September 30, 2010, resulting in an increase in the fair value of the warrants liability on our consolidated balance sheet, and a corresponding expense, of $0.8 million.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income for the three months ending September 30, 2011 as compared to 2010 resulted from the realization of gains from foreign currency exchange rate fluctuations due to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held by the U.S. entity.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues.    The following table summarizes our sources of revenue for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010
Research and development revenue by collaborator:
Bayer HealthCare Pharmaceuticals	$3.6	$7.9
Nycomed	5.0	3.5
Sanofi	3.3	4.0
Amgen	0.9	—
Merck Serono	1.4	2.0
MedImmune	0.1	1.3
Boehringer Ingelheim	0.3	0.2
TRACON	2.1	0.1
Total collaborative R&D revenue	16.7	19.0
License and other revenue	0.5	0.5
Total revenues	$17.2	$19.5

Bayer HealthCare Pharmaceuticals.    During the nine months ended September 30, 2011, we recognized $2.4 million in revenue as payment for our preclinical development activities and $1.2 million of the up-front fee.   During the same period of 2010, we recognized milestone revenue of $1.3 million, $5.5 million as payment for our preclinical development activities and $1.1 million of the up-front fee.

Nycomed.   The $5.0 million of revenue recorded during the nine months ended September 30, 2011 consisted of $4.7 million for development activities primarily related to manufacturing and $0.3 million of the up-front fee.  During the same period of 2010 we recorded $3.2 million for development activities primarily related to manufacturing and $0.3 million of the up-front fee.

Sanofi.    For the nine months ended September 30, 2011, we recognized $2.4 million for our preclinical development activities and $0.9 million of the up-front fee.  During the same period in 2010, we recognized $3.2 million for our preclinical development activities and $0.8 million of the up-front fee.

Amgen.  Our collaboration with Amgen began during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, we recognized $0.7 million in revenue as payment for our preclinical development activities and $0.2 million of the up-front fee.

Merck Serono.  Revenues of $1.4 million for each of the nine months ended September 30, 2011 and 2010 under this agreement reflect a portion of the up-front payment we received from Merck Serono that was recognized on a straight-line basis through the second quarter of 2011.  During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program pending our and Merck Serono’s determination of the next steps for the development of this product candidate.

MedImmune.   The decrease in revenue of $1.2 million for the nine-month period ended September 30, 2011 as compared to the same period in 2010 is due to a milestone payment of $1.0 million received and recognized as revenue during the nine months ended September 30, 2010.  We expect full year 2011 collaborative revenue from MedImmune for MT111 to decrease compared to 2010 due to our limited development obligations while MedImmune conducts the ongoing phase 1 clinical trial with MT111.

Boehringer Ingelheim.    The revenues recognized for each period represent a portion of the up-front payment to us of approximately $6.1 million that is being recognized over a 20-year period ending in 2030, or approximately $0.3 million per year, based on the current exchange rate.

TRACON.   The revenues recognized during the nine months ended September 30, 2011 include the receipt of an $0.8 million milestone payment for the successful completion of a Phase 1 clinical trial, the collection of various pass-through expenses of $0.2 million, and the remaining $1.1 million of deferred up-front license fees, as this collaboration has now been terminated.  We will not record any further revenue under this collaboration.

License and Other Revenue.   We do not expect future revenue from these licenses to be material.    There was a slight increase in license and other revenue during the nine months ended September 30, 2011 as compared to the same period of 2010.

Research and Development Expenses.    Research and development expenses increased by $22.0 million, or 62%, to $57.7 million for the nine months ended September 30, 2011 from $35.7 million for the same period of 2010.  The increase was largely the result of increased spending on our MT103 program of $12.7 million, primarily for manufacturing and clinical expenses, increases in the MT203 program of $0.6 million, increases in salary and related expenses of $5.5 million due to increased staff, increases in stock-based compensation expenses of $1.6 million and higher facility costs of $2.1 million primarily due to laboratory expansion, repairs and maintenance.

General and Administrative Expenses.    General and administrative expenses increased by $4.6 million, or 31%, to $19.9 million for the nine months ended September 30, 2011 from $15.3 million for the same period in 2010.  The increase was the result of higher personnel costs due to new hires of $1.2 million, higher stock-based compensation expense of $0.7 million, increases in recruiting expenses of $0.4 million, increases in consulting expenses of $0.6 million, increases in commercial expenses of $0.6 million and increases in facility costs of $1.1 million resulting from the end of a third party sublease that had subsidized a portion of our Munich facility costs during 2010.

Interest Expense.   Interest expense consists primarily of amortization of premiums on our investments and capital leases and amounted to $59,000 and $378,000 for the nine months ended September 30, 2011 and 2010, respectively.

Interest Income.   Interest income earned on our invested cash balances was $577,000 and $533,000  for the nine months ended September 30, 2011 and 2010, respectively.

Change in Fair Value of Common Stock Warrants Liability.   During the nine months ended September 30, 2011, the market value of our common stock decreased from $8.12 per share on December 31, 2010 to $4.80 per share on September 30, 2011, resulting in a decrease in the fair value of the warrants liability on our consolidated balance sheets, and a corresponding increase in other income, of $14.0 million.  During the nine months ended September 30, 2010, the market value of our common stock increased from $6.66 per share on December 31, 2009 to $6.72 per share on September 30, 2010.  Although this increase would typically result in an increase in the fair value of the warrants liability, and a corresponding expense, changes in interest rates during this nine-month period resulted in a decrease of the fair value of the warrants liability, and a corresponding increase in other income, of $1.5 million.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income for the nine months ending September 30, 2011 as compared to 2010 resulted from the realization of gains from foreign currency exchange rate fluctuations due to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held by the U.S. entity.

Liquidity and Capital Resources

Summary of Cash Flows.  We had unrestricted cash and cash equivalents and available-for-sale investments of $183.1 million and $222.7 million as of September 30, 2011 and December 31, 2010, respectively.  This net decrease resulted from our net loss for the nine months ended September 30, 2011, adjusted for non-cash charges and changes in operating assets and liabilities.

Our net cash used in operating activities was $38.6 million for the nine months ended September 30, 2011, as compared to $24.0 million used in operating activities for the nine months ended September 30, 2010. The majority of our cash is used to fund our ongoing research and development efforts, which resulted in a net loss of $41.3 million for the nine months ended September 30, 2011, which loss was $7.7 million more than the net loss of $33.6 million during the same period of the prior year. During the nine months ended September 30, 2011, net loss included $7.5 million in net non-cash gains, primarily the result of a $14.0 million gain from the change in the fair value of our common stock warrant liability and $4.8 million non-cash gain from foreign currency translation, partially offset by $8.1 million in non-cash expenses for stock-based compensation, $1.7 million for depreciation and amortization and $1.1 million for amortization of premiums on investments. This compares to $10.1 million in net non-cash expenses during the nine months ended September 30, 2010, including $5.8 million in stock-based compensation, $3.7 million of non-cash losses from foreign currency translation and $1.7 million in depreciation and amortization, partially offset by $1.5 million in non-cash gain due to the decrease in the fair value of our common stock warrant liability.

Changes in our working capital during the nine months ended September 30, 2011 resulted in higher cash balances of $10.1 million, resulting from an increase in deferred revenue of $9.1 million and an increase in prepaid expenses and other assets of $1.6 million, partially offset by a reduction in accounts payable  and accrued expenses of $0.7 million.  During the nine months ended September 30, 2010, we had a $0.4 million decrease in cash flows from changes in working capital, resulting from a $7.0 million decrease in our accounts payable and accrued expenses and an increase of $1.9 million in our accounts receivable, largely offset by an increase in deferred revenue of $8.6 million.

Our net cash provided by investing activities was $47.5 million for the nine months ended September 30, 2011, as compared to $62.4 million used in investing activities for the nine months ended September 30, 2010.   During the nine months ended September 30, 2011, a net $50.6 million of investments matured as compared to a net purchase of investments of $60.0 million during the nine months ended September 30, 2010.  Many of these investments are denominated in Euros in order to maintain liquid assets in the currency in which the majority of our expenses are denominated. As these investments matured, some were reinvested in similar securities.  Our investment in property and equipment was $3.1 million during the first nine months of 2011, primarily for research and process development equipment, as compared to property and equipment investments of $2.5 million during the same period of 2010.

Our net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2011, as compared to $76.3 million for the nine months ended September 30, 2010.  In March 2010, we completed a public offering of our common stock, which resulted in proceeds of $75.4 million, net of financing costs.   During the nine months ended September 30, 2011, we also received $2.2 million from the exercise of stock options and warrants, as compared to $1.0 million from the exercise of stock options and warrants during the prior year period.

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

As of September 30, 2011, we had U.S. dollar-denominated cash and investments of approximately $80.1 million and Euro-denominated cash and investments of approximately €75.7 million, or approximately $103.0 million using the exchange rate as of that date.  As of September 30, 2011, we had Euro-denominated liabilities of approximately €36.7 million, or approximately $49.9 million, using the exchange rate as of that date.  The following table shows the hypothetical impact of a change to the Euro/U.S. Dollar exchange rate as of September 30, 2011:

Change in Euro/$ U.S. Exchange Rate	10%	15%	20%
Increase in reported net operating loss for the nine months ended September 30, 2011 (in thousands)	$4,519	$6,779	$9,039

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, our disclosure controls and procedures were not effective as of March 31, 2011.  During 2011, we have taken a number of steps to strengthen our internal control over financial reporting in order to address the weaknesses. The improvements include additional procedures relating to foreign currency and investment activity. We completed the full implementation of our remediation measures during the second quarter of 2011.  Accordingly, management has determined that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, we determined that a deficiency in controls relating to the accounting for foreign currency related to our investments existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of December 31, 2010.  As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2010. We have implemented additional substantive procedures over financial reporting during the three months ended September 30, 2011, including adding additional review procedures on complex accounting issues such as foreign currency transactions relating to foreign-denominated available-for-sale securities, to ensure that our consolidated condensed financial statements are fairly stated in all material respects in accordance with GAAP.

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

During the first quarter of 2011, our management identified a material weakness in our internal control over financial reporting as of December 31, 2010 with respect to the accounting for foreign currency transactions. As a result of the material weakness, our management concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective. Further, the material weakness resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

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

We have incurred losses since our inception and expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than up-front license fees, the reimbursement of development expenses and potential future milestone payments from our collaborators or licensees, which currently include Amgen, Boehringer Ingelheim, Bayer HealthCare Pharmaceuticals, sanofi, Nycomed, Merck Serono, MedImmune and Morphotek. We have not commercialized any products to date, and if we are not able to do so, whether alone or with a collaborator, we will likely never achieve profitability.

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

The success of our strategy for development and commercialization of our product candidates depends upon our ability to enter into and maintain productive strategic collaborations and license arrangements. We currently have strategic collaborations or license arrangements with Amgen, Boehringer Ingelheim, Bayer HealthCare Pharmaceuticals, sanofi, Nycomed, Merck Serono, MedImmune and Morphotek. We expect to enter into additional collaborations and license arrangements in the future. Our existing and any future collaborations and licensed programs may not be scientifically or commercially successful. The risks that we face in connection with these collaborations and licensed programs include the following:

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

Our product candidates have not yet been proven safe or effective in clinical trials and early positive results may fail to be confirmed in subsequent larger clinical trials. For example, in our ongoing clinical trials utilizing continuous infusion with blinatumomab, we have observed adverse events that required discontinuation of treatment of patients. Events leading to discontinuation of blinatumomab have included neurological disorders in dosing schedules tested to date, including flat dosing and dosing schedules using gradually increasing doses. We are working on methods for identifying patients who we believe are likely to experience such events and for recognizing early signs of a neurological event, and we believe that these neurological events may be managed by proactively identifying and treating patients who exhibit early signs of a CNS event. As a result of these potential neurological implications, we may not be able to treat all patients with a uniform dosing schedule.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our existing collaboration agreements with Amgen, Boehringer Ingelheim, Bayer HealthCare Pharmaceuticals, sanofi, Nycomed, Merck Serono and MedImmune, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future, and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales by us. Third parties with whom we have marketing or distribution agreements could sell competing products and may devote insufficient sales efforts to our product candidates following their approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

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

3.4
Certificate of Amendment of Certificate of Designations for Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed with the SEC on June 28, 2011.

3.5	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed with the SEC on June 28, 2011.

10.1(+)	Collaboration and License Agreement, dated July 11, 2011, by and between Micromet AG and Amgen Inc., filed herewith.

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

101 (**)
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

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

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011	Micromet, Inc.

	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)