Form 10-K
period 2011-12-31
MICROMET, INC.
filed 2012-03-02
CIK 1131907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File Number: 0-50440

MICROMET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2243564 (I.R.S. Employer Identification No.)

9201 Corporate Boulevard, Suite 400	20850
Rockville, MD
(Address of Principal Executive Offices)	(Zip Code)

(240) 752-1420

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00004 per share, including associated Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $508 million, based on the closing price of the registrant’s common stock on that date as reported by the NASDAQ Global Select Market.

The number of outstanding shares of the registrant’s common stock, par value $0.00004 per share, as of February 29, 2012 was 95,320,941 shares.

MICROMET, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Table of Contents

PART I

Item 1. Business

References in this report to “Micromet,” “we,” “us,” “our” or “the Company” refer to Micromet, Inc. and its subsidiaries taken as a whole, unless a statement specifically refers to Micromet, Inc.

Agreement and Plan of Merger

On January 25, 2012, Micromet entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Amgen Inc., a Delaware corporation, or Amgen, and Armstrong Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Amgen, referred to as the Purchaser. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser has commenced a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of Micromet, including with the associated preferred share purchase rights, which we refer to collectively as the Shares, at a price of $11.00 per share in cash.

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of Micromet, the Purchaser will merge with and into Micromet, with Micromet surviving as a wholly owned subsidiary of Amgen. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by Micromet, Amgen, Purchaser, any subsidiary of Amgen or by stockholders of Micromet who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive $11.00 per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, the surviving corporation in the merger will assume all currently outstanding warrants to acquire Shares, which will convert into warrants exercisable for an amount of cash to which the holders of such warrants would have been entitled to receive in the merger had they exercised their warrants to acquire Shares prior to the closing of the merger.

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

Our lead product candidate is the BiTE antibody blinatumomab, also known as MT103. Blinatumomab targets the human protein molecule CD19, which is expressed on the surface of tumor cells of certain cancers. Blinatumomab has demonstrated activity as a stand-alone treatment for adult patients with acute lymphoblastic leukemia (ALL), an aggressive cancer of the blood and bone marrow.  In a phase 2 clinical trial evaluating blinatumomab as a treatment for ALL patients with evidence of leukemic cells in their bone marrow following treatment with chemotherapy, a condition known as minimal residual disease, or MRD, 16 out of 20 evaluable patients achieved MRD negativity, which was the primary endpoint of the trial. Based on these results, in September 2010, we initiated a pivotal, multi-center, single-arm study, which we refer to as BLAST (Blinatumomab Adult ALL MRD Study of T cell engagement). If this trial is successful, we believe it has the potential to support the filing of a marketing authorization application in Europe for blinatumomab.

In an ongoing phase 2 clinical trial evaluating blinatumomab as a treatment for adult patients with relapsed or refractory B-precursor ALL, meaning that the cancer returns after a period of improvement, proves resistant or does not respond to treatment, as of October 2011, 17 out of 25 patients achieved a complete response, known as CR, or a complete response with partial hematologic recovery, known as CRh*, which was the primary endpoint of the trial. Of the 12 evaluable patients who received the selected dose on the selected schedule, nine of them, or 75%, achieved a CR or CRh*. In addition, none of the nine responding patients had any evidence of remaining leukemic cells detectable in their blood or bone marrow, a result known as complete molecular response. This trial is ongoing and has enrolled 36 patients. Based on these results, in November 2011, we initiated a larger, global phase 2 single-arm clinical trial of blinatumomab in a similar patient population; we plan to enroll up to 61 patients in this larger trial.

A small group of pediatric relapsed/refractory ALL patients have also been treated or are undergoing treatment with blinatumomab on a compassionate use basis in Europe or under an expanded access Investigational New Drug application, or IND, in the United States.  Results from this patient population published in an October 2010 issue of the journal Leukemia demonstrated that blinatumomab rapidly induced remissions in children who had not demonstrated improvement following multiple prior therapies and who had received a stem cell transplant. In the fourth quarter of 2011, we initiated a phase 1/2 dose escalation clinical trial of blinatumomab in pediatric patients with relapsed/refractory B-precursor ALL. Blinatumomab has also been evaluated in a phase 1 clinical trial for the treatment of patients with non-Hodgkin’s lymphoma, or NHL.

In addition to blinatumomab, we are evaluating another BiTE antibody, solitumomab, also referred to as MT110, in a phase 1 dose-finding clinical trial in Germany for the treatment of patients with advanced solid tumors. Solitumomab targets the epithelial cell adhesion molecule, or EpCAM, which is overexpressed in many solid tumors. Our collaboration partner MedImmune, LLC, a subsidiary of AstraZeneca, has initiated a phase 1 dose escalating clinical trial of MT111 under a U.S. IND for another BiTE antibody targeting carcinoembryonic antigen, or CEA, in patients with advanced solid tumors. Additional BiTE antibodies are at different stages of lead candidate selection and preclinical development. In addition to the collaboration with MedImmune, we have also entered into collaboration agreements with Bayer HealthCare Pharmaceuticals, sanofi and Amgen for the development of BiTE antibodies targeting other solid tumor targets, and with Boehringer Ingelheim for the development of a BiTE antibody for the treatment of multiple myeloma.

Our conventional monoclonal antibody MT203, a human antibody neutralizing the activity of granulocyte/macrophage colony stimulating factor, or GM-CSF, which has potential applications in the treatment of various inflammatory and autoimmune diseases, such as rheumatoid arthritis, psoriasis, or multiple sclerosis, is under development in a phase 1 clinical trial being conducted by our collaboration partner Nycomed, a subsidiary of Takeda. Our other conventional antibodies include adecatumumab, also known as MT201, which binds to EpCAM and is the subject of a collaboration with Merck Serono, and MT228, which is licensed to Morphotek, Inc., a subsidiary of Eisai, Ltd.

To date, we have incurred significant research and development expenses and have not achieved any revenues from sales of our product candidates. Each of our programs will require a number of years and significant costs to advance through development. Typically, it takes many years from the initial identification of a lead antibody target to the completion of preclinical studies and clinical trials, before applying for marketing approval from the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or equivalent regulatory agencies in other countries and regions. The risk that a program has to be terminated, in part or in full, for safety reasons or lack of adequate efficacy is very high. In particular, we cannot predict which, if any, product candidates can be successfully developed and for which marketing approval may be obtained, or the time and cost to complete development and receive marketing approvals.

Immunotherapy for the Treatment of Cancer

Background

The body’s immune system is a natural defense mechanism that recognizes and combats cancer cells, viruses, bacteria and other disease-causing factors. B cells and T cells, which belong to the white blood cells of the immune system, play an important role in carrying out this defense.

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

Data suggest that BiTE antibodies have the potential to be more effective than currently available cancer therapies based on their different mechanism of action, which enables T cells to recognize and eliminate cancer cells. This mechanism of action is further supported by the potency that BiTE antibodies have demonstrated at low doses in preclinical and clinical studies. Data suggest that BiTE antibodies may also improve the tolerability of treatment in these disease settings compared to currently available therapies, which typically rely on a combination of chemotherapeutics and conventional antibodies that can have severe associated side effects.

All of the BiTE antibodies in our pipeline have been generated with our proprietary BiTE platform technology. In addition to our clinical-stage product candidates blinatumomab, which binds to CD19, solitumomab, which binds to EpCAM, and MT111, which binds to CEA, we have generated BiTE antibodies in preclinical development that are intended to target a wide range of tumor-associated antigens and which we believe have the potential to treat a number of different types of cancer.

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

ALL is an aggressive cancer of the blood and bone marrow that afflicts approximately 5,330 patients in the U.S. annually. Market research suggests that an equivalent number of patients are diagnosed with ALL each year in Europe. Patients with ALL have abnormal white blood cells (lymphocytes) that crowd out healthy white and red blood cells and platelets in the bone marrow, leading to infection, anemia (fatigue), easy bleeding and other serious effects. Adult ALL is a difficult-to-treat disease with a poor long-term prognosis. The average five-year survival rate with existing treatments is 35%. Additionally, market research suggests that current front-line approaches fail to produce durable remissions in 65% of patients. For those patients who develop recurrent disease, no effective salvage therapy exists. Transplantation of bone marrow stem cells can be curative but requires a compatible donor and carries a 25% mortality rate. The presence of MRD is associated with a greater risk of relapse, with studies indicating that patients remaining MRD-positive after chemotherapy incurred an 89% risk of relapse compared to a 6% risk in MRD-negative patients. There are currently no therapies approved by the FDA or EMA for the treatment of MRD-positive ALL.

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

Our Product Pipeline

Our product pipeline consists of BiTE antibodies and conventional monoclonal antibodies for the treatment of cancer, inflammation and autoimmune diseases. The following table summarizes the current status of our partnered product candidates and our product candidates in clinical development:

Product Candidate	Target	Indication	Status	Collaboration Partner

BiTE Antibodies

Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia (MRD-positive)	EU Pivotal/ Phase 2	—

Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia (adult relapsed/refractory)	Phase 2	—

Blinatumomab (MT103)	CD19	Acute lymphoblastic leukemia (pediatric relapsed/refractory)	Phase 1/2	—

Blinatumomab (MT103)	CD19	Non-Hodgkin’s lymphoma	Phase 1	—

Solitumomab (MT110)	EpCAM	Solid tumors	Phase 1	—

MT111	CEA	Solid tumors	Phase 1	MedImmune (AstraZeneca)

MT112	Prostate specific membrane antigen (PSMA)	Solid tumors	Preclinical	Bayer HealthCare Pharmaceuticals

BiTE antibody	Not disclosed	Solid tumors	Preclinical	Sanofi

BiTE antibody	Not disclosed	Multiple myeloma	Preclinical	Boehringer Ingelheim

BiTE antibodies	Not disclosed	Solid tumors	Preclinical	Amgen

Conventional Antibodies

Adecatumumab (MT201)	EpCAM	Solid Tumors	Phase 2	Merck Serono

MT203	GM-CSF	Inflammatory Diseases	Phase 1	Nycomed/Takeda

MT228	Glycolipid GD2	Melanoma	Phase 1	Morphotek (Eisai)

Blinatumomab (MT103)

Our BiTE antibody blinatumomab, also known as MT103, binds to CD19, a cell surface antigen expressed on the surface of B-cell derived ALL and NHL and on normal B cells, but not on other types of blood cells or healthy tissues, and to CD3, a cell surface antigen present on all T cells.

Clinical Trials

Phase 2 Clinical Trials in Adult Patients with MRD-positive ALL

At the annual meeting of the American Society of Hematology, or ASH, in December 2009, investigators presented data from a phase 2 clinical trial in MRD-positive ALL patients indicating that 16 of the 20 evaluable patients had achieved the primary endpoint of elimination of residual cancer cells after treatment with blinatumomab. One patient enrolled in this phase 2 clinical trial was not evaluable because of an adverse event affecting the central nervous system, which occurred early in treatment and was fully reversible, that resulted in the discontinuation of treatment. This patient was not included in the efficacy results. At the 2010 ASH annual meeting, investigators presented updated results from this trial, including an analysis of long-term efficacy data demonstrating that blinatumomab produced prolonged remissions in patients with ALL. The rate of hematologic disease-free survival was 60%, with the longest period of survival being 27.5 months. Blinatumomab was well-tolerated with most events occurring during the first treatment cycle and resolving during the treatment period. The most common clinical adverse events, irrespective of grade, were fever, headache, chills, and fatigue.

In September 2010, we initiated the BLAST trial, in which we will test blinatumomab in up to 130 adult patients with MRD-positive ALL. Patients will receive up to four 4-week treatment cycles of blinatumomab at a daily dose of 15 micrograms per meter squared. The primary endpoint of the clinical trial is molecular complete response, also known as MRD negativity. Key secondary endpoints include relapse-free survival rate in patients who do not receive a bone marrow stem cell transplant and mortality rate within 100 days for patients who do receive such a transplant after treatment with blinatumomab. We are currently enrolling patients in this clinical trial in Europe and expect to complete enrollment by the end of 2012. If the trial is successful, this study will be used to support marketing approval of blinatumomab in the European Union for the treatment of MRD-positive ALL.

Phase 2 Clinical Trial in Adult Patients with Relapsed/Refractory ALL

At the annual meeting of ASH in December 2011, investigators presented data from an exploratory phase 2 clinical trial of blinatumomab in adult patients with relapsed/refractory B-precursor ALL. As of June 30, 2011, in this phase 2 single-arm dose-ranging trial, 68% of evaluable patients, or 17 out of 25, across all tested doses and schedules, achieved a CR or CRh* following treatment with blinatumomab. Of the 12 evaluable patients who received the selected dose on the selected schedule, nine of them, or 75%, achieved a CR or CRh*. In addition, all nine of the responding patients also achieved a molecular complete response. A first interim analysis of the time impact of blinatumomab treatment was conducted for the initial 18 patients enrolled in the trial. For these 18 patients, the median survival period had not been reached as of the time of the analysis, with a median follow-up period of 9.7 months. With combination chemotherapy, median overall survival typically ranges from –three to six months. Twelve of the initial 18 patients had a CR or CRh* with a median duration of complete remission of 7.1 months. This trial is ongoing and will enroll up to 36 patients. Based on these results, in November 2011, we initiated a larger, global phase 2 single-arm clinical trial of blinatumomab in a similar patient population; we plan to enroll up to 61 patients in this larger trial.

Phase 1 Clinical Trial in Patients with Relapsed NHL

In the fourth quarter of 2011, we completed core study treatment in a phase 1 dose-finding clinical trial designed to evaluate the safety and tolerability of blinatumomab in patients with relapsed NHL. The phase 1 clinical trial protocol was an open-label, multi-center, dose escalation study that was conducted at investigative sites in Germany.

Results from this Phase 1 trial were reported at the 11th Annual International Conference on Malignant Lymphoma, or ICML.  At the therapeutic dose level of 60 micrograms per meter squared per day, 20 out of 28 evaluable patients, or 71%, achieved an objective response, which included 10 out of 12 follicular lymphoma patients and 4 out of 5 mantle cell lymphoma patients. The most common adverse events, which included fever, low levels of white blood cells, weight increase, headache and fatigue, occurred early in the treatment period and were transient and fully reversible, not requiring any discontinuation of treatment.  The most clinically relevant adverse events affected the patients’ central nervous system, or CNS, but were fully reversible and manageable.

At the 2011 ASH annual meeting, investigators reported on the experience of 11 evaluable patients with diffuse large B cell lymphoma, or DLBCL, treated as part of this study. The patients were treated with a single course of blinatumomab induction therapy for up to eight weeks.  Of these 11 patients, six achieved an objective response following treatment with blinatumomab, and four of those six achieved a CR. As of October 2011, five of the six patients had ongoing responses for up to 16.6 months. The median duration of response had not been reached, with a median observation time of 7.1 months.

At active dose levels tested in this phase 1 clinical trial, the majority of adverse events due to any cause occurred within 72 hours of the start of treatment and then sharply decreased. This observation led to changes in the dosing schedules and premedication that were designed to mitigate these early toxicities, including CNS events.

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

Solitumomab (MT110)

Our BiTE antibody solitumomab (MT110) binds to EpCAM, a cell surface antigen that is over-expressed by many types of solid tumors, and to CD3, a cell surface antigen present on all T cells.

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

Based on the mechanism of action of BiTE antibodies, a BiTE antibody binding to EpCAM, such as solitumomab, may be able to eradicate cancer cells, including cancer stem cells, and thereby slow or stop tumor growth.

Overview of Current Therapies for Solid Tumors

For most solid tumors, the current standard of care consists of surgery, radiotherapy and treatment with chemotherapy, hormonal therapy and targeted therapy, including monoclonal antibodies or anti-angiogenic agents either as a single treatment or as a combination of the aforementioned therapy options. Despite advances in treating these malignancies over the last two decades, we believe that there is a need for further improvement of cancer therapy. Depending on the disease type and stage, major medical needs include improved survival, increased cure rates, prolonged disease-free survival and improved control of symptoms.

Clinical Trials

We are currently conducting a phase 1 dose-finding clinical trial in Germany designed to evaluate the safety and tolerability of solitumomab at escalating doses. The phase 1 clinical trial protocol is an open-label, multi-center, dose escalation study in patients with locally advanced, recurrent or metastatic solid tumors known to regularly express EpCAM, including colorectal cancer, gastric cancer, adenocarcinoma of the lung, small cell lung, breast, ovarian and endometrial cancers. Objectives of the trial include safety, pharmacodynamic and pharmacokinetic measurements and clinical activity. To date, no maximum tolerated dose has been reached and dose escalation continues.

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

CEA as a Drug Target

CEA is expressed in many tumors such as colorectal carcinoma, gastric carcinoma, lung adenocarcinoma, mucinous ovarian carcinoma and endometrial adenocarcinoma. CEA is also expressed on cells of normal epithelium but is restricted to the inner side of the epithelium, where MT111 and T cells may have limited access. MT111 was designed to bind to CEA that is associated with tumor cells and to largely ignore other forms of CEA. Therefore, the BiTE antibody MT111 may hold promise for the treatment of cancer types that express CEA.

Clinical Trial

MedImmune has initiated a phase 1 dose-escalation study to evaluate the safety, tolerability, and antitumor activity of MT111 in adult patients with advanced cancers. This study is ongoing under a U.S. IND. Once the maximum tolerated dose is determined, MedImmune plans to enroll additional patients with refractory colorectal or pancreatic cancer in a dose-expansion phase to further assess the safety and antitumor activity.

BiTE Antibodies in Early Development

We are developing a number of new BiTE antibodies that target antigens validated by conventional antibody therapies. Several BiTE antibody candidates are in early stages of development, including BiTE antibodies binding to CD33, PSMA and other target antigens, some of which are the subject of our collaborations with Bayer HealthCare Pharmaceuticals, sanofi, Boehringer Ingelheim and Amgen.

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

Collaboration and Clinical Trials

In 2007, we entered into a collaboration agreement with Nycomed, as discussed under “License and Collaboration Agreements” below, under which we granted Nycomed a license to develop and commercialize MT203 on a worldwide basis. Nycomed is currently conducting a double-blind, randomized, placebo-controlled phase 1 clinical trial with MT203 that investigates its safety and pharmacokinetics.

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

Our Business Strategy

Our objective is to establish a position as a leader in the research, development and commercialization of highly active, next-generation antibodies for the treatment of patients with cancer. Key aspects of our corporate strategy include the following:

•	Advance the clinical development of blinatumomab in disease settings with unmet medical needs and the potential for early market approval. Treatment of ALL with blinatumomab has received orphan drug designation from the FDA and the EMA. We believe that currently available therapies for ALL, particularly for patients who are MRD-positive or who are resistant to standard chemotherapy, are inadequate. We have initiated a pivotal clinical trial of blinatumomab for the treatment of adult patients with MRD-positive ALL. In addition, we are testing blinatumomab’s activity in two phase 2 studies in adult patients with relapsed/refractory B-precursor ALL, and in a phase 1/2 clinical trial in pediatric patients with relapsed/refractory B-precursor ALL. The potential of blinatumomab in a variety of NHL indications has been evaluated in a phase 1 study which has now completed the core treatment study and is ongoing for follow-up.

•	Finance the development of our product candidates through collaborations with pharmaceutical and biopharmaceutical companies. We have established product development collaborations with Bayer HealthCare Pharmaceuticals, sanofi and Amgen for BiTE antibodies for the treatment of solid tumors, Boehringer Ingelheim for BiTE antibodies for the treatment of multiple myeloma and MedImmune for the BiTE antibody MT111 binding to CEA. Several of our conventional antibodies are also the subject of collaborations, including adecatumumab (partnered with Merck Serono) and MT203 (partnered with Nycomed/Takeda). In addition, we continue to seek licensing partners for some of our therapeutic antibodies.

•	Retain value in our product development pipeline. We hold full development and commercialization rights for blinatumomab and solitumomab. We hold the commercialization rights for MT111 in Europe. Under our collaboration agreement with Boehringer Ingelheim, we have the right to co-promote in the United States any approved products resulting from the collaboration. As part of our partnering strategy, we intend to retain commercialization rights to the partnered product candidates. In addition, with the revenue generated in product development collaborations and funds received in financing transactions, we are funding the development of additional BiTE antibodies that are not partnered with other companies.

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

Patents relating to the BiTE Antibody Platform

As of December 31, 2011, we owned 17 U.S. and 133 foreign and international patents and nine U.S. and 69 foreign and international patent applications, and held licenses to 37 U.S. and 24 foreign and international patents and six foreign and international patent applications that relate to our BiTE antibody platform   and provide or are expected to provide intellectual property protection for our product candidates. These issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2018 and 2031.

Patents relating to BiTE Antibodies

Our BiTE antibodies in clinical development are blinatumomab, solitumomab and MT111. Additional BiTE antibodies are at different stages of research and preclinical development.

As of December 31, 2011, we owned six U.S. and 147 foreign and international patents and 14 U.S. and 108 foreign and international patent applications, and held licenses to 37 U.S. and 24 foreign and international patents and six foreign and international patent applications covering our BiTE antibodies.   The issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2019 and 2031, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates. The patents that are relevant for the commercialization of blinatumomab, solitumomab and MT111, and the patents that may issue based on our patent applications, are scheduled to expire between 2019 and 2031, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

Patents Relating to Conventional Antibodies

Our conventional antibodies in clinical development are adecatumumab (MT201), MT203 and MT204. Additional conventional antibodies are at different stages of preclinical development.

As of December 31, 2011, we owned five U.S. and 104 foreign and international patents and five U.S. and 67 foreign and international patent applications, and held licenses to 39 U.S. and 23 foreign and international patents and six foreign and international patent applications that cover our conventional antibodies and provide or are expected to provide intellectual property protection for our product candidates. These issued patents, and the patents that may issue based on these patent applications, are scheduled to expire between 2018 and 2029, with the possibility of obtaining Supplemental Protection Certificates that may extend patent protection for up to five years beyond the original expiration dates.

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

Agreements Relevant for the BiTE Antibody Technology Platform

License Agreement with MedImmune (formerly Cambridge Antibody Technology)

We have entered into a product license agreement with MedImmune relating to certain processes used in the discovery of antibodies binding to the CD3 antigen. Under this agreement, we received a non-exclusive, royalty-bearing license under MedImmune’s patent portfolio to exploit licensed products identified using this technology.

Under this agreement we are obligated to make milestone payments with respect to products that are identified using the patented technology. The maximum amount of milestone payments payable by us under the agreement is approximately $3.4 million per product in the aggregate. We may be obligated to pay a low single-digit royalty on net sales of licensed products.

The term of the license agreement continues until expiration of our royalty payment obligations under the agreement. Either party may terminate the agreement if the other party has committed a material breach of the agreement. Neither party has the right to unilaterally terminate the agreement without cause.

Agreements Relevant for Blinatumomab (MT103)

We have entered into license and transfer agreements with certain individuals and research institutions to obtain certain intellectual property related to blinatumomab. Under these agreements, we paid certain fees and will make milestone payments and pay royalties based on net sales of blinatumomab. We have also entered into manufacturing agreements with Lonza AG, or Lonza, for the process development and manufacture of blinatumomab and with Boehringer Ingelheim Pharma GmbH & Co. KG and Rentschler Biotechnologie, as described under “Manufacturing and Supply” below.

Collaboration Agreement with MedImmune

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

Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining stock of blinatumomab clinical trial material and transferred the manufacturing process for this product candidate to our contract manufacturer. In return, we made fixed payments totaling $10.7 million, the last of which was made in January 2011, and have agreed to pay up to an aggregate of $19 million based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America, none of which have been achieved to date, and a low single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

Agreements Relevant for Solitumomab

Research and License Agreement with Merck KGaA/Biovation

We have entered into a research and license agreement with Biovation Limited, a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, under which Biovation used its proprietary technology and generated certain variants of the anti-CD3 single-chain antibody used in our BiTE antibodies with the aim of reducing the likelihood of potential immune responses upon administration of such molecules to human beings. We received and tested such de-immunized anti-CD3 domains in connection with our BiTE antibodies. We paid license and research fees to Biovation of approximately $970,000 in the aggregate and will pay a low single-digit royalty on net sales of any BiTE antibody products that include such de-immunized anti-CD3. In addition, the agreement provides for us to make up to $6.4 million in milestone payments upon the achievement of specified milestone events, of which we have paid $150,000 to date. Either party may terminate the agreement as a result of the bankruptcy or liquidation of the other or if the other party fails to perform any of its obligations under the agreement.

Agreements Relevant for MT111

BiTE Research Collaboration Agreement with MedImmune

We have entered into a BiTE research collaboration agreement with MedImmune pursuant to which we have generated MT111. MedImmune is obligated to make milestone payments of up to approximately $17 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody, of which approximately $1.3 million has been paid to date. In addition, MedImmune is obligated to pay to us up to high-single digit royalties on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. We have retained the exclusive right to commercialize MT111 in Europe. Subject to an agreed-upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

During the years ended December 31, 2011, 2010 and 2009, this collaboration generated approximately 0%, 5% and 9% of our total revenues, respectively. To date, we have recognized as revenue approximately $9.0 million in R&D expense payments from MedImmune under this agreement, as well as the $1.3 million in milestone payments based on preclinical and clinical achievements described above.

Research and License Agreement with Merck KGaA/Biovation

The terms of this agreement are described above under the heading “Agreements Relevant for Solitumomab”.

Agreements Relevant for Other BiTE Antibodies under Development

Collaboration Agreement with Bayer HealthCare Pharmaceuticals

In January 2009, we entered into an option, collaboration and license agreement with Bayer HealthCare Pharmaceuticals under which we granted Bayer HealthCare Pharmaceuticals an exclusive option to obtain a license to one of our preclinical BiTE antibodies against prostate specific membrane antigen, or PSMA. Under the terms of the agreement, Bayer HealthCare Pharmaceuticals paid us an option fee of €4.5 million, or $6.1 million using the exchange rate as of the date of the agreement, during 2009. In December 2009, Bayer HealthCare Pharmaceuticals exercised its option and paid us an option exercise fee of €5.0 million, or $6.7 million using the exchange rate as of the date of the agreement, in January 2010. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer HealthCare Pharmaceuticals will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive development and sales milestone payments of up to approximately €285 million, or $384 million using the exchange rate as of the date of the agreement, of which $4.7 million has been paid to date, and up to double-digit royalties based on tiered net sales of the product to be developed under the agreement. In addition, Bayer HealthCare Pharmaceuticals will compensate us for our R&D expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer HealthCare Pharmaceuticals can terminate the agreement for any reason by 120 days prior written notice.

The revenues from this collaboration agreement — including the option fee, reimbursements of development expenses, and milestone payments — represented approximately 22%, 45% and 30% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. To date, we have recognized as revenue approximately $16.3 million in R&D expense payments and $3.0 million of the option exercise fee from Bayer HealthCare Pharmaceuticals under this agreement as well as the $4.7 million in milestone payments based on preclinical achievements described above.

Collaboration Agreement with sanofi

In October 2009, we entered into a collaboration and license agreement under which we and sanofi collaborate on the development of a new BiTE antibody targeting solid tumors.

Under the terms of the agreement, we are responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi will assume full control of the development and commercialization of the product candidate on a worldwide basis. We have received an upfront payment of €8.0 million, or approximately $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of development milestones of up to €162 million, or approximately $241 million using the exchange rate as of the date of the agreement, and sales milestones of up to €150 million, or approximately $223 million using the exchange rate as of the date of the agreement, and up to a low double-digit royalty on worldwide net sales of the product. In addition, sanofi will bear the cost of development activities and will reimburse us for our expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, will be credited towards the compensation of FTEs allocated by us to the performance of the development program.

At certain specified time points during the collaboration, sanofi may terminate the agreement at will upon 90 days prior notice. In addition, sanofi may terminate the agreement at any time after the completion of the first phase 2 clinical trial upon 180 days prior notice. In addition, the agreement may be terminated by either party for material breach.

The revenues from this collaboration agreement represented approximately 23%, 18% and 2% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. To date, we have recognized as revenue approximately $8.0 million in expense reimbursements and $2.5 million of the upfront payment from sanofi under this agreement. No milestones have been recognized under this agreement to date.

Collaboration Agreement with Boehringer Ingelheim

In May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, under which we will collaborate on the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Under the terms of the agreement, we are responsible for the generation of the BiTE antibody, and the parties will collaborate on pre-clinical development activities. BI is responsible for the manufacturing and the worldwide clinical development of the product. We will co-promote the product in the United States, and BI will be responsible for the commercialization of the product outside the United States. BI will bear all costs of the development and commercialization of the product, except that we will bear the costs related to our own pre-clinical activities up to a specified amount, as well as the cost of our own U.S. sales force. We received an upfront cash payment of €5 million, or approximately $6.6 million using the exchange rate on the date of the agreement, and we are eligible to receive up to €50 million, or approximately $66 million using the exchange rate on the date of the agreement, upon the achievement of specified development and regulatory milestones. If a BiTE antibody that is the subject of the collaboration is approved for marketing, we will be eligible to receive tiered low double-digit royalties on net sales of the product outside the United States, and for the rights and licenses granted under the Agreement and our additional co-promotion efforts, a sales participation payment in the United States increasing over a period of four years from a percentage of net sales in the mid-twenties to the low thirties, in each case subject to reduction upon the entry of material generic competition or, with respect to the United States only, the termination of our co-promotion obligations.

BI has the right to terminate the agreement with 90 days prior notice for any reason at any time prior to the first commercial sale of the BiTE antibody and for any reason with 180 days prior notice thereafter. We have the right to terminate the Agreement with 90 days prior notice at specified points in the development plan.

The revenues from this collaboration agreement represented approximately 2% and 1% of our total revenues for the year ended December 31, 2011 and 2010, respectively. To date, we have recognized as revenue approximately $0.6 million of the upfront payment from BI under this agreement.

Collaboration Agreement with Amgen

In July 2011, we entered into a Collaboration and License Agreement with Amgen under which the two parties will collaborate on the research of BiTE antibodies against three undisclosed solid tumor targets and the subsequent development and commercialization of BiTE antibodies against up to two of these targets, to be selected by Amgen. We received an up-front payment of €10 million, or $14.5 million using the exchange rate as of the payment date, of which €4 million, or $5.8 million using the exchange rate as of the payment date, was an advanced payment to us for research and development services to be performed by us and the remaining €6 million, or $8.7 million using the exchange rate as of the payment date, was designated as the license fee to pay for the sharing of BiTE antibody technology and know-how.  We will be primarily responsible for the generation and pre-clinical research of the BiTE antibodies, and Amgen will lead the clinical development, manufacturing, and commercialization of any products resulting from the collaboration.  We are eligible to receive up to a total of €342 million in milestone payments in connection with the development and sale of BiTE antibodies against the first target selected by Amgen, of which €7 million is based upon pre-clinical milestones, €35 million is for clinical milestones and €300 million is for milestones related to product approval and achievement of specified sales thresholds.  We are also eligible to receive up to double-digit royalties on worldwide net sales.  If Amgen elects to develop a BiTE antibody against a second target, we would be eligible to receive an additional cash payment upon initiation of the program, as well as milestones, royalties and development funding comparable to the first program.

The agreement contains termination provisions whereby Amgen may terminate the agreement upon 90 days’ notice.  There are also provisions for termination for material breach that either party may invoke according to the terms of the agreement.

The revenues from this collaboration agreement represented approximately 9% of our total revenues for the year ended December 31, 2011. To date, we have recognized as revenue approximately $1.5 million in expense reimbursements and $0.4 million of the upfront payment from Amgen under this agreement.

Agreements Relevant for Adecatumumab (MT201)

Collaboration Agreement with Merck Serono

We have entered into a collaboration agreement with a subsidiary of Merck Serono International S.A., or Merck Serono. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10.0 million and has made three milestone payments in the total amount of $12.0 million to date. Overall, the agreement provides for Merck Serono to pay up to $138.0 million in milestone payments in the aggregate, of which the $12.0 million above has been paid to date, if adecatumumab is successfully developed and registered in the United States, Europe and Japan in at least three different indications.

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

The revenues from this collaboration agreement represented approximately 7%, 9% and 14% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. To date, we have recognized as revenue approximately $33.9 million in R&D expense payments under this agreement as well as $9.8 million in milestone payments based on preclinical achievements.

Agreements Relevant for MT203

Collaboration and License Agreement with Nycomed/Takeda

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

During the years ended December 31, 2011, 2010 and 2009 the Nycomed collaboration generated approximately 25%, 19% and 36% of our total revenues, respectively. To date, we have recognized as revenue approximately $33.7 million in R&D expense payments and $1.6 million of the upfront payment under this agreement as well as $3.5 million in milestone payments based on preclinical achievements.

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

We have entered into an agreement for the process development and manufacture of blinatumomab with Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza has established the current manufacturing process for blinatumomab and will develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza will manufacture blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer manufacturing to a third party. We made payments of approximately €9.3 million, or approximately $12.9 million, for the activities performed by Lonza during calendar year 2011.

We have also entered into an agreement with Boehringer Ingelheim Pharma GmbH & Co. KG, or BI Pharma, for the production of finished blinatumomab drug product from quantities of blinatumomab manufactured by Lonza. Under the terms of the agreement, BI Pharma will develop a filling and finishing process for blinatumomab and will manufacture and supply the finished product for our clinical trials. We also have the option to engage BI Pharma for the manufacture of finished blinatumomab drug product for commercial sale. The process to be developed by BI Pharma can be transferred to another contract manufacturer in order to either establish a second source for supply or in the event that we desire to transfer finished product manufacturing to a third party. We made payments of approximately €1.3 million, or approximately $1.7 million, during 2011 to BI Pharma under this agreement.

We are currently utilizing supplies of blinatumomab produced by MedImmune prior to the termination of our agreement with them. We believe that this existing supply of blinatumomab will be sufficient to supply our ongoing and key planned clinical trials until blinatumomab becomes available from Lonza and BI Pharma, which have initiated manufacture of blinatumomab for clinical use.

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

FDA Approval Process

In the United States, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, the FDA subjects products to rigorous review. The process required by the FDA before a new drug or biologic product may be marketed in the United States generally involves completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic for its intended use; and submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product in targeted indications and identifies possible adverse effects and safety risks in a patient population that is usually larger than in phase 1 clinical trials. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed clinical trial sites. The FDA typically requires two randomized, controlled Phase 3 clinical trials to support full approval of a product. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, and must obtain the approval of the Investigational Review Board (IRB) responsible for overseeing the clinical trial sites in the United States. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The IRB at each clinical site (or in some cases a central IRB) may also require the clinical trial at that site to be halted, either temporarily or permanently, for the same reasons.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. In a process that may take from six months to several years, the FDA reviews these applications and, when and if it decides that adequate data are available to show that the new product is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for sale. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received a priority review designation, the quality of the submission and studies presented, the potential contribution that the product will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require additional testing, including potentially expensive phase 4 studies, to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the distribution or use of the product under Risk Evaluation and Mitigation Strategies, which may be difficult and expensive to administer. The FDA may also require Post Marketing Commitments as part of the approval letter.

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

Approval can take from months to years, or be denied. The approval process can be affected by a number of factors. For example, additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

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

Employees

As of December 31, 2011, we had 240 employees, of which 215 were full-time employees. As of that date, 170 full-time employees were engaged in research and development and 45 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Corporate History

We were incorporated in Delaware in 1998 under the name CancerVax Corporation and completed our initial public offering in 2003. In 2006, we completed a merger with Micromet AG, a privately-held German company, and changed our corporate name to Micromet, Inc.

As noted above, pursuant to the Merger Agreement we have signed with Amgen, following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of Micromet, we will become a wholly owned subsidiary of Amgen.

Available Investor Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at http://www.micromet.com. You can also request copies of such documents by contacting our Investor Relations Department at (240) 235-0250 or sending an email to investors@micromet.com. The reference to our website is not intended to incorporate information on our website into this document by reference.

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

Risks Related to the Proposed Merger

If a sufficient number of shares are not tendered pursuant to the pending tender offer, the merger may not be completed and our business could be impaired.

If Amgen, through its wholly owned subsidiary, acquires at least 90% of our issued and outstanding shares pursuant to the tender offer, the proposed merger can be effected as a “short form merger” under Delaware law. A short form merger would enable Amgen to complete the acquisition of Micromet without any action on the part of the other holders of our shares. If Amgen satisfies the minimum condition for completion of the tender offer but does not acquire 90% of the issued and outstanding shares pursuant to the tender offer, including through the exercise of a top-up option and any subsequent offering period, we would be required to obtain the approval of our stockholders to consummate the merger. Although this would not prevent the merger from occurring because Amgen would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for Micromet and our business could be adversely affected. If less than the required minimum required number of shares are tendered, then neither the tender offer nor the merger may be completed, which could also cause significant uncertainty for Micromet and our business could be severely and adversely affected.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of Micromet stockholders generally. These interests include direct or indirect ownership of Micromet common stock, stock options and warrants and the potential receipt of change in control payments by certain Micromet executive officers in connection with the proposed merger with Amgen.

If Micromet and Amgen are not able to complete the pending tender offer and merger, we will likely need to pursue a different near-term strategic path for the continuing clinical development of blinatumomab, which may require raising additional capital, which may not be available on acceptable terms, or at all.

Neither we nor Amgen can assure you that we will successfully complete the pending tender offer and close the merger in a timely manner, or at all. The Merger Agreement is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. If Amgen and we do not close the pending tender offer and merger, our board of directors will likely need to pursue a different strategic path in the near-term prior to pursuing any alternative strategic transaction, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms, or at all. Furthermore, attempting to complete a different strategic transaction could prove to be costly and time-consuming, and we cannot make any assurances that any future strategic transaction will occur on commercially reasonable terms or at all.

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The merger with Amgen is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. Neither we nor Amgen can assure you that the merger will occur. In the event that the merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of a $40 million termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the merger will be completed. In addition, if the merger is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the merger being completed.

We are involved in litigation relating to the Merger Agreement that could divert management’s attention and harm our business.

As described in Part I, Item 3 of this report, “Legal Proceedings,” we and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed merger with Amgen. These suits generally allege, among other things, that the directors breached their fiduciary duties owed to Micromet stockholders by approving the proposed merger for inadequate consideration, entering into the Merger Agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Micromet stockholders. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

Risks Related to Our Financial Results, Financial Reporting and Our Need for Financing

During 2011 we identified a material weakness in our internal controls over financial reporting related to the accounting for foreign currency transactions, which resulted in the restatement of our financial statements and could cause investors to lose confidence in the reliability of our financial statements.

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

We have incurred losses since our inception, and in the event that we do not complete the proposed merger with Amgen we expect to incur substantial losses for the foreseeable future. We have no current sources of material ongoing revenue, other than upfront license fees, the reimbursement of development expenses and potential future milestone payments from our collaborators or licensees, which currently include Amgen, Boehringer Ingelheim, Bayer HealthCare Pharmaceuticals, sanofi, Nycomed/Takeda, Merck Serono, MedImmune and Morphotek. We have not commercialized any products to date, and if we are not able to do so, whether alone or with a collaborator, we will likely never achieve profitability.

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

In the event that our proposed merger with Amgen is not completed, we will require substantial funds to continue our research and development programs and our future capital requirements may vary from what we expect. There are a number of factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing, such as:

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

Unless the merger with Amgen is consummated, we expect that we would need to seek funding through public or private offerings of equity or debt securities or from existing or new strategic collaborations with respect to programs that are not currently licensed. However, the market for stock of companies in the biotechnology sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the status of our product development pipeline, additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish certain rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	risks relating to our pending tender offer and merger with Amgen;

•	our ability to successfully raise capital to fund our continued operations;

•	our ability to successfully develop our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	changes in significant contracts, strategic collaborations, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the execution of new collaboration agreements or termination of existing collaborations related to our clinical or preclinical product candidates or our BiTE antibody technology platform;

•	announcements of the invalidity of, or litigation relating to, our key intellectual property;

•	announcements of the achievement of milestones in our agreements with collaborators or the receipt of payments under those agreements;

•	announcements of the results of clinical trials by us or by companies with commercial products or product candidates in the same therapeutic categories as our product candidates;

•	events affecting our collaborators;

•	fluctuations in stock market prices and trading volumes generally and those of companies in our industry and companies with similar risk profiles;

•	announcements of new products or technologies, clinical trial results, commercial relationships or other corporate developments by us, our collaborators or our competitors;

•	our ability to successfully complete strategic collaboration arrangements with respect to our product candidates, including our BiTE antibodies and our BiTE antibody platform generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	changes in accounting principles;

•	sales of large amounts of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussions of Micromet or our stock price by the financial and scientific press and online investor communities, such as chat rooms; and

•	the successful consummation of the proposed merger with Amgen.

Our stockholder rights plan, anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our stockholder rights plan and provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and affect the voting and other rights of the holders of our common stock, any of which could adversely affect the market price of our common stock. Our board of directors has specifically exempted the proposed acquisition by Amgen from the operation of our stockholder rights plan. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include:

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

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. As the proposed business combination with Amgen was approved by our board of directors, it is exempt from operation of the Delaware anti-takeover statute.

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

We have re-acquired North American development and commercialization rights from MedImmune and terminated our collaboration and license agreement with MedImmune relating to blinatumomab. As a result, we now control the rights to develop and commercialize blinatumomab in the United States. We have begun to hire personnel in order to prepare and execute our clinical development plan and to obtain the necessary regulatory approvals for the development and marketing of blinatumomab in the United States. Patients are now being enrolled and dosing initiated in clinical trials of blinatumomab in the United States under an IND in the ALL patient population. The two ALL protocols initiated in the United States were cleared for initiation by the FDA, and IRB approvals are underway at several sites. In addition, one pediatric patient has been treated with blinatumomab in the United States under an expanded access IND. If we are not able to hire appropriate personnel, or if the FDA does not grant the necessary approvals, the development of blinatumomab in the United States could be delayed or may never occur. There can be no assurances that we will be able to successfully develop blinatumomab or that such development will not be delayed as a result of financial constraints or if the FDA does not agree with our clinical development plans. There can also be no assurance that we will be able to enter into a new collaboration agreement with respect to blinatumomab with another industry partner for the development of blinatumomab in the United States or in any other territories if we desire to do so, or that we will ever be successful, alone or with a collaborator, in commercializing blinatumomab in the United States or in any other territories.

Our European pivotal clinical trial of blinatumomab may not be sufficient to obtain European marketing approval for the treatment of adult MRD-positive acute lymphoblastic leukemia. Furthermore, our planned clinical trials of blinatumomab may not be sufficient to obtain marketing approval in other jurisdictions, including the United States.

We have initiated BLAST, a single-arm, non-blinded European pivotal clinical trial of blinatumomab in adult patients with MRD-positive ALL. Depending on the results of this trial, we intend to use this data to support marketing approval of blinatumomab in Europe for this indication. The EMA, as well as the FDA, and regulatory authorities in other countries generally require two randomized, blinded clinical trials in order to grant marketing approval for pharmaceutical products. We will be required to establish the medical need, obtain historical controls, and demonstrate robust efficacy results from our single-arm, non-blinded trial to obtain marketing approval. Furthermore, this trial has both primary and secondary endpoints, each of which will be required to be achieved with robust results in order to sufficiently demonstrate efficacy. The BLAST trial will not be sufficient to support marketing approval of blinatumomab in the United States for treatment of ALL and, regardless of the results of that trial, we will be required to conduct additional clinical trials in order to receive marketing approval from the FDA.

Our second development path for blinatumomab in ALL aims at seeking approval for the treatment of adult patients with relapsed/ refractory B-precursor ALL, and our third development path in ALL is focused on obtaining marketing approval for blinatumomab for the treatment of pediatric patients with relapsed /refractory B-precursor ALL. There can be no assurance that this development program, considered as a whole, will be sufficient to support EMA or FDA approval of blinatumomab for the treatment of with relapsed/ refractory B-precursor ALL. If the EMA and FDA conclude that our trial design or the data from our planned pivotal clinical trials are not sufficient to approve blinatumomab for marketing in Europe or the United States, as applicable, they may require us to conduct expanded or additional clinical trials. This could significantly increase the cost required to develop blinatumomab and would substantially delay, or could prevent, marketing approval for blinatumomab.

Our clinical-stage product candidates have not yet been proven to be safe or effective in confirmatory studies. If we discontinue the development of any of our clinical-stage product candidates due to adverse events, lack of efficacy, or any other reason, the value of your investment may be adversely affected.

Our product candidates have not yet been proven safe or effective in clinical trials and early positive results may fail to be confirmed in subsequent larger clinical trials. For example, in our ongoing clinical trials utilizing continuous infusion with blinatumomab, we have observed adverse events that required discontinuation of treatment of patients. Events leading to discontinuation of blinatumomab have included neurological disorders in dosing schedules tested to date, including flat dosing and dosing schedules using gradually increasing doses. We are working on methods for identifying patients who are likely to experience such events and for recognizing early signs of a neurological event, and these neurological events may be managed by proactively identifying and treating patients who exhibit early signs of a CNS event. As a result of these potential neurological implications, we may not be able to treat all patients with a uniform dosing schedule.

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the price charged for our product candidates and related treatments. The efficacy, safety and cost-effectiveness of our product candidates, as well as the efficacy, safety and cost-effectiveness of any competing products, will determine in part the availability and level of reimbursement. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In 2010, the Biologics Price Competition and Innovation Act, or BPCIA, together with the Patient Protection and Affordable Care Act, became law in the United States. Among other things, these laws provide a statutory pathway for approval of biosimilar products that could compete with our products if our products are approved, which could result in decreased market share and product revenues for us. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take between six and twelve months, or longer, after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates becomes unavailable or limited in scope or amount, or if reimbursement levels or prices are set at unsatisfactory levels, our projected and actual revenues and our prospects for profitability would be negatively affected.

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

We have no manufacturing experience or manufacturing capabilities for the production of our product candidates for clinical trials or commercial sale. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our product candidates following approval, we or our collaborators must be able to manufacture or contract with third parties to manufacture our product candidates in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. For example, as a result of the termination of our collaboration with MedImmune relating to blinatumomab, we have assumed the responsibility for the manufacture of blinatumomab for clinical trials and have engaged Lonza AG, Boehringer Ingelheim Pharma GmbH & Co. KG and Rentschler Biotechnologie as our contract manufacturers. To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. These or other contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale up if and when large-scale production is required, which could impair our ability to meet commercial demands for any approved products. Manufacture of our product candidates may also be subject to delays, inefficiencies and poor or low yields of quality products. Furthermore, the cost of manufacturing our product candidates may make them prohibitively expensive. If supplies of any of our product candidates or related materials, such as the liquid, known as diluent, used to dilute drug product for administration to patients or the infusion pumps or other devices used to administer drug product to patients, become unavailable on a timely basis or are contaminated or otherwise lost, we may not be able to obtain an alternative source of the materials on commercially reasonable terms or at all, which could cause the initiation or completion of our clinical trials to be seriously delayed. For example, in the third quarter of 2010 we recalled a batch of diluent because of potential damage to the primary packaging material of the diluent. Due to the batch recall, we halted recruitment in the ongoing phase 1 clinical trial with solitumomab until January 2011, when replacement quantities of diluent were available from our third party manufacturer.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to market any of our product candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborators. For example, as part of our existing collaboration agreements with Amgen, Boehringer Ingelheim, Bayer HealthCare Pharmaceuticals, sanofi, Nycomed/Takeda, Merck Serono and MedImmune, we have granted these companies the right to market and distribute products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future, and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and sales through these third parties could be less profitable to us than direct sales by us. Third parties with whom we have marketing or distribution agreements could sell competing products and may devote insufficient sales efforts to our product candidates following their approval. As a result, our future revenues from sales of our product candidates, if any, will be materially dependent upon the success of the efforts of these third parties.

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

Item 2. Properties

We lease approximately 11,200 square feet of office space at our corporate headquarters in Rockville, Maryland, with a current lease term through 2018, with an option to renew for an additional five years. We also lease approximately 4,000 square feet of office space in Bethesda, Maryland, the site of our prior corporate headquarters, under a lease that expires in April 2012. We also fully sublease our former headquarters located in Carlsbad, California.

We also maintain a research and development facility in Munich, Germany, which consists of approximately 81,200 square feet leased until 2017, with options to renew for additional periods of five years, and approximately 9,000 square feet of office space in a building adjacent to our research and development facility in Munich with a term through 2015, with an option to renew for an additional five years.

We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to support our growth in personnel.

Item 3. Legal Proceedings

Between January 30, 2012 and February 9, 2012, seven putative class action lawsuits challenging the Merger were filed in the Court of Chancery for the State of Delaware. On February 29, 2012, the Delaware Chancery Court denied plaintiff’s motion for a preliminary injunction, in which plaintiffs sought to enjoin the closing of the Offer. The Delaware actions, which were consolidated on February 15, 2012, are captioned: (1) Passes v. Micromet, Inc., et al., Case No. 7198-VCP (the “Passes Case”); (2) Bohaychuck v. David Hale, et al., Case No. 7197-VCP (the “Bohaychuck Case”); (3) Volpe v. David Hale, et al., Case No. 7201-VCP (the “Volpe Case”); (4) Draper-Donaldson v. Micromet Technologies, Inc., et al., Case No. 7208-VCP (the “Draper-Donaldson Case”); (5) Wolf v. David Hale, et al., Case No. 7205-VCP (the “Wolf Case”); (6) Russell v. Micromet, Inc., Case No. 7210-VCP (the “Russell Case”); and (7) Louisiana Municipal Police Employees’ Retirement System v. David F. Hale, et al., Case No. 7232-VCP (the “LMPERS Case”). On February 3, 2012, plaintiff in the Draper-Donaldson Case voluntarily dismissed that action without prejudice. The Passes Case, Bohaychuck Case, Volpe Case, Wolf Case, Russell Case, and LMPERS Case are collectively referred to as the “Delaware Litigations,” and are being overseen by Vice Chancellor Parsons in the Court of Chancery for the State of Delaware. On February 13, 2012, the Delaware Chancery Court granted the Delaware plaintiffs’ motion to expedite the proceedings. The Court’s denial of plaintiffs’ motion for a preliminary injunction followed limited discovery and a hearing on February 27, 2012.

Between January 27, 2012 and February 1, 2012, five putative class action lawsuits challenging the Merger were filed in the Circuit Court for Montgomery County, Maryland. These actions are captioned: (1) Rush v. Micromet, Inc., et al., Case No. V358302 (the “Rush Case”); (2) Noskoviak v. Micromet, Inc., et al., Case No. V358455 (the “Noskoviak Case”); (3) Osler v. Micromet, Inc, et al., Case No. V358457 (the “Osler Case”); (4) Lang v. Micromet, Inc., et al., Case No. V358476 (the “Lang Case”); and (5) Ludden v. Micromet, Inc., et al., Case No. V358477 (the “Ludden Case”). The Rush Case, Noskoviak Case, Osler Case, Lang Case, and Ludden Case are collectively referred to as the “Maryland State Court Litigations.” On February 10, 2012, the plaintiffs in the Lang and Ludden Cases filed a motion to consolidate the Maryland State Court Litigation, and a motion for temporary restraining order. On February 21, 2012 Micromet filed a motion to stay the Lang and Ludden cases. On February 23, 2012, the plaintiffs in the Lang and Ludden Cases withdrew their motion for temporary restraining order and agreed to stay the cases voluntarily. Accordingly, Micromet withdrew its motion to stay.

On February 8, 2012, another putative class action lawsuit challenging the Merger, captioned Raad v. Christian Itin, et al., Case No. 8:12-cv-00385-DKC, was filed in the United States District Court for the District of Maryland (the “Raad Case”).

The Delaware Litigations, the Maryland State Court Litigations, and the Raad Case are collectively referred to as the “Stockholder Litigations.”

The Stockholder Litigations were filed against the Company, the individual members of the Board of Directors of Micromet, Amgen and Purchaser. The Stockholder Litigations generally allege, among other things, that the members of the Micromet Board breached their fiduciary duties owed to the Micromet stockholders by approving the proposed Merger for inadequate consideration, entering into the Merger Agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Micromet stockholders. The Ludden Case and Lang Case also allege as an additional basis for the breach of fiduciary claim that the members of the Micromet board engaged in self-dealing when they approved the proposed Merger. The Raad Case brings an additional claim against the members of the Micromet Board under Section 14(e) of the Securities Exchange Act of 1934 for making false and misleading statements in the Schedule 14D-9. On February 6, 2012 the Passes Case was amended to include a claim that the members of the Micromet Board breached their fiduciary duties by failing to make adequate disclosures to Micromet’s stockholders with respect to the Merger. On February 10, 2012 the Ludden Case and Lang Case were both amended to include, as an additional basis for the breach of fiduciary claims, that the members of the Micromet Board made omissions and misrepresentations in the Schedule 14D-9. Each of the Stockholder Litigations also alleges claims for aiding and abetting such alleged breaches of fiduciary duties against various combinations of Micromet, Amgen and Purchaser.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Year Ended December 31, 2010
First Quarter	$8.98	$6.62
Second Quarter	$8.51	$5.14
Third Quarter	$7.34	$5.96
Fourth Quarter	$8.63	$6.40

Year Ended December 31, 2011
First Quarter	$8.47	$4.75
Second Quarter	$7.22	$5.25
Third Quarter	$6.60	$4.13
Fourth Quarter	$7.29	$4.42

As of January 31, 2012, there were approximately 144 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The selected financial data set forth below with respect to the Company’s consolidated statements of operations for each of the years in the three-year period ended December 31, 2011 and with respect to the consolidated balance sheets as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2007 and the balance sheet data at December 31, 2009, 2008 and 2007 are derived from audited financial statements not included in this Form 10-K.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:

Revenues:
Collaboration agreements	$21,193	$27,947	$19,584	$25,870	$17,366
License fees and other	725	797	1,457	1,416	1,018
Total revenues	21,918	28,744	21,041	27,286	18,384
Operating expenses:
Research and development	77,372	49,375	53,423	37,846	28,407
General and administrative	26,106	21,432	17,010	15,506	15,214
Total operating expenses	103,478	70,807	70,433	53,352	43,621
Loss from operations	(81,560)	(42,063)	(49,392)	(26,066)	(25,237)
Other income (expense):
Interest expense	(72)	(108)	(281)	(222)	(509)
Interest income	704	355	419	740	938
Change in fair value of common stock warrants liability	5,237	(3,614)	(7,950)	(8,064)	1,750
Other income (expense), net	1,531	(4,689)	1,140	377	2,932
Net loss	$(74,160)	$(50,119)	$(56,064)	$(33,235)	$(20,126)

Basic and diluted net loss per common
share	$(0.81)	$(0.63)	$(0.96)	$(0.77)	$(0.55)

Weighted average shares used to compute basic and diluted net loss per share	91,733	79,726	58,582	43,309	36,362

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and short-term investments	$159,249	$220,967	$117,603	$46,168	$27,066
Working capital	121,802	179,847	67,728	27,992	15,735
Total assets	178,068	242,304	134,813	70,675	56,252
Deferred revenue, less current portion	23,306	20,538	13,281	7,555	8,366
Long-term debt, less current portion	-	-	-	2,157	2,254
Total stockholders' equity	111,512	174,589	66,841	35,388	24,978

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

Agreement and Plan of Merger

As described in Part I, Item 1 of this report, on January 25, 2012, we entered into the Merger Agreement with Amgen and its wholly owned subsidiary. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Amgen and its subsidiary have commenced a cash tender offer to acquire all of the outstanding shares of our common stock at a price of $11.00 per share in cash.

If the tender offer is completed, then, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of Micromet, Amgen’s subsidiary will merge with and into Micromet, with Micromet surviving as a wholly owned subsidiary of Amgen.

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

Research and Development

Through December 31, 2011, our research and development expenses consisted of costs associated with the clinical development of blinatumomab and solitumomab, as well as development costs incurred for MT111, MT203 and adecatumumab, and research conducted with respect to our preclinical BiTE antibodies and the BiTE antibody platform generally. This includes costs associated with clinical trials and manufacturing processes, quality systems and analytical development, compensation and other personnel expenses, supplies and materials, consultant fees and related contract research, facility costs, license fees and depreciation. We charge all research and development expenses to operations as incurred.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we further develop our product candidates into more advanced stages of clinical development and increase our preclinical development for certain of our conventional and BiTE antibodies.

Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be partly or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified development or commercialization milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon our collaborations. We also may retain co-promotion rights in certain of our agreements. Summaries of our existing collaboration and license agreements are described in Part I, Item 1 of this report.

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

Revenue Recognition

Our revenues generally consist of non-refundable licensing fees, payments based upon the achievement of specified development and commercial milestones, royalties, and fees earned for research services, in each case pursuant to collaboration agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates. As described below, significant management judgment and estimates must be made and used in connection with the revenues recognized in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management utilizes different judgments or estimates.

We recognize revenues pursuant to the revenue recognition policies described below when the four basic revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, the products or services have been delivered or provided, and collection of the related receivable is probable.

Multiple Element Arrangements

The terms of our collaboration agreements may contain multiple elements, or deliverables, that we are required to deliver in order to receive payments.

Transactions entered into or materially modified after January 1, 2011

In January 2011, we adopted FASB Accounting Standards Codification (ASC) Topic 605-25, Multiple-Element Arrangements, which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance to use when determining whether multiple deliverables exist, how the resulting arrangement should be separated, and how the payments for such deliverables should be allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and, instead, provides for separate revenue recognition based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We have adopted this guidance on a prospective basis for new or materially modified arrangements. During 2011, we utilized the new guidance to account for revenues under our 2011 Collaboration and License Agreement with Amgen.

Our multiple deliverables under the Amgen collaboration agreement include the license to our BiTE antibody technology and know-how, research activities to be performed by us, and participation by us on the joint steering and project committees. Pursuant to contractual terms, we received an up-front payment of €10 million, or $14.5 million using the exchange rate as of the payment date, of which €4 million (or $5.8 million using the exchange rate as of the payment date) was an advanced payment to us for research and development services to be performed by us and the remaining €6 million (or $8.7 million using the exchange rate as of the payment date) was designated as the license fee to pay for the sharing of BiTE antibody technology and know-how.  We will receive additional payments in exchange for research services, once the advanced payment of $5.8 million has been used. We are eligible to receive up to a total of €342 million in milestone payments in connection with the development and sale of BiTE antibodies against the first target selected by Amgen.  We are also eligible to receive up to double-digit royalties on worldwide net sales.

We will provide our research services in connection with the research plan developed and agreed to by both parties. However, we do not directly control when milestones may be achieved or when we may be eligible to receive royalty payments. As a result, we cannot predict when we will recognize revenues in connection with milestone payments or royalties. In determining the units of accounting, management evaluates whether the license and know-how have standalone value, from the undelivered elements, to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner, the proprietary nature of the license and know-how, and the availability of BiTE technology research expertise in the general marketplace. If we conclude that the license and know-how have stand-alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and know-how and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors, such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives, and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

 For our Amgen collaboration agreement, based on all relevant facts and circumstances and most significantly, on the proprietary nature of our technology and know-how and the related proprietary nature of our research services based on this specific know-how, we concluded that standalone value does not exist for the license and know-how, and, therefore, we will defer the upfront license and know-how payment. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Consistent with the research plan developed by and agreed to by both parties, we generally estimate that our research activities and participation on the joint steering and project committees will occur over a 4.75 year period. Quarterly, we reassess our period of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. Revenues associated with the upfront license and know-how fees will be recognized using a proportional performance method, which is consistent with the performance of the research services, and we believe most accurately reflects the earnings of the license and know-how revenue. Full-time equivalents are typically used as the measure of performance and are generally stated at a yearly fixed fee per research scientist. Revenue recognized under the proportional performance method would be determined by multiplying the payments by the ratio of labor dollars expended to total estimated labor dollars to be expended. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined at each reporting period.

In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial development activity on another target and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

Upfront payments on license and know-how may be recognized upon delivery of the license and know-how, if facts and circumstances indicate that the license and know-how have standalone value from the undelivered elements, which generally include research services and participation on joint steering and project committees.

We recognize revenue related to research services that represent separate units of accounting as they are performed using the proportional performance method, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

Transactions entered into prior to January 1, 2011

For multiple element arrangements, including license agreements, entered into prior to January 1, 2011, the superseded FASB guidance requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This can be difficult to determine when the product (e.g., a license) is not individually sold because of its unique proprietary features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement is not determinable, then revenue will be deferred until all of the items are delivered.

Non-refundable license fees are recognized as revenues when we have a contractual right to receive the payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the license agreement. Multiple element arrangements, such as collaboration license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research services and participation in steering committees, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon execution of the license agreement only if the license has stand-alone value, and the fair value of the undelivered performance obligations, typically including research activities and/or steering committee participation, can be determined. If the fair value of the undelivered performance obligations can be determined, revenues associated with the obligations are accounted for separately as performed. If the license does not have stand-alone value, the arrangement is accounted for as a single unit of accounting, whereby the license payments and payments for satisfaction of performance obligations (e.g., research services) would be recognized as revenue over the estimated service period.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative proportional performance or straight-line method. Full-time equivalents are typically used as the measure of performance and are generally stated at a yearly fixed fee per research scientist. Revenue recognized under the proportional performance method would be determined by multiplying the payments by the ratio of labor dollars expended to total estimated labor dollars to be expended. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined at each reporting period.

Milestone Payments

Our collaborative license and development agreements typically provide for payments upon achievement of specific milestones.  Under all of our multiple-element arrangements, payments for achievement of at-risk substantive performance milestones are recognized as revenue upon the achievement of the related milestone for milestones achieved prior to January 1, 2011. In January 2011, we adopted ASC Topic 605-28, Milestone Method.  Under this guidance, we may recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenues in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Deferred Revenue.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. Significant judgments are required in the application of revenue recognition guidance. For example, in connection with our existing and former collaboration agreements, we have historically recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when revenue would be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that we expect will not be recognized in the next fiscal year are classified as long-term deferred revenue.

We exercise significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognize revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly, and any such change could affect our reported operating results.

Our agreements contain various termination provisions that are disclosed in the notes to our consolidated financial statements.

Goodwill

We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. A reporting unit is an operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that we have only one reporting unit, the development of biopharmaceutical products. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory authority, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. ASC Topic 350, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to which the goodwill has been assigned to its carrying amount, including the goodwill. Since we have determined that we have only one reporting unit, we calculate fair value as our total market capitalization adjusted for a control premium. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss. As a result of the merger between Micromet AG and CancerVax in 2006, we recorded $6.5 million of goodwill on our consolidated balance sheet. On October 1, 2011, we performed our annual goodwill impairment assessment in accordance with ASC Topic 350 and determined that there was no impairment. We cannot assure you that our future annual assessment of goodwill recoverability will not result in a material impairment charge.

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

Stock-Based Compensation

We estimate the fair value of share-based compensation awards on the grant date in accordance with ASC Topic 718, Share-Based Payment, using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility of our common stock. The expected term of options granted is derived from the average midpoint between vesting and the contractual term. ASC Topic 718 also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rate for the year ended December 31, 2011 was based on historical forfeiture experience for similar levels of employees to whom the options were granted.

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

Results of Operations

Comparison of the Years Ended December 31, 2011, 2010 and 2009

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

The following table summarizes our revenues for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Research and development revenues by collaborator:
Nycomed/Takeda	$5.5	$5.4	$7.6
Bayer	4.8	13.0	6.3
sanofi	5.0	5.1	0.4
Amgen	1.9	—	—
Merck Serono	1.5	2.7	2.9
Boehringer Ingelheim	0.3	0.3	—
MedImmune	0.1	1.3	2.2
TRACON	2.1	0.1	0.2
Total collaborative research and development revenue	21.2	27.9	19.6
License and other revenue	0.7	0.8	1.4
Total revenues	$21.9	$28.7	$21.0

Nycomed/Takeda.  Collaborative research and development revenue from Nycomed reflects Nycomed’s full cost responsibility for the MT203 product development program. The Nycomed revenue represents the reimbursement of our preclinical development activities, including reimbursement for full-time equivalents, as well as the amortized portion of the $6.7 million up-front payment that we received from Nycomed in 2007. This up-front payment is being recognized on a straight-line basis over a 20-year period ending in 2027.  Revenues recognized during 2011 were consistent with those recognized during 2010. The decrease in overall Nycomed revenue of $2.2 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to a $2.0 million milestone payment received during 2009; no milestones were received in 2010. We expect our Nycomed revenue to decline in 2012 as Nycomed continues to perform later-stage development work.

Bayer HealthCare Pharmaceuticals. We granted an option to Bayer HealthCare Pharmaceuticals in January 2009 regarding the development of a new BiTE antibody for an option fee of approximately $6.1 million. This option fee was fully recognized during 2009 and represented the full amount of revenue under this collaboration in 2009. Bayer HealthCare Pharmaceuticals exercised the option in December 2009 for which we received an exercise fee of approximately $6.7 million in January 2010. This fee is being recognized on a straight-line basis over 54 months or approximately $1.5 million per year, the period during which we expect to participate on the joint steering committee under this collaboration. The decrease in revenue of $8.2 million for the year ended December 31, 2011, as compared to the same period in 2010, results from a milestone payment of $4.7 million recognized during 2010, with no milestones achieved during 2011, and from a decrease of $3.5 million in reimbursements for development expenses due to lower activity under this program.

sanofi. We entered into a collaboration and license agreement with sanofi in the fourth quarter of 2009. Upon execution of the agreement, we received an upfront payment of approximately $7.8 million. The upfront fee is being recognized into revenue on a straight-line basis over 74 months or approximately $1.1 million per year, the period during which we expect to participate on the joint steering committee under the collaboration agreement. We also receive reimbursement of our development expenses under the program. There was a slight decrease in revenue of $0.1 million recognized during the year ended December 31, 2011 as compared to the same period in 2010 reflecting slightly lower activity on this program in 2011. The increase in revenues recognized during the year ended December 31, 2010 of $4.7 million over the prior year reflects that the collaboration was only in place for the last two months of 2009. We expect revenues under this agreement to increase during 2012 as our activities under this collaboration will increase.

Amgen. We entered into a collaboration and license agreement with Amgen in July 2011. We received an up-front payment of $14.5 million, of which $5.8 million was an advanced payment to us for research and development services to be performed by us and the remaining $8.7 million was designated as a license fee to pay for the sharing of BiTE antibody technology and know-how.  The payments received by us for the license fee and research and development services are being recognized as revenue on a proportional performance basis over the expected service period of 4.75 years.  Milestone payments, if any, will be recognized as revenue in the period in which the milestones are achieved, and royalties would be recognized in the period in which the product is sold.

The significant deliverables under the collaboration agreement with Amgen are the provision of intellectual property licenses under our BiTE antibody technology and the provision of research and development services.  We considered several factors in our determination of whether stand-alone value exists: (1) we do not sell similar licenses separately without research and development services, (2) the services are based on our specific know-how and experience related to the BiTE antibody technology and are not available from any other parties, and (3) we believe that Amgen would not be able to develop the products that are the subject of the agreement without our involvement, nor could they resell this collaboration to another company who could develop such products without our involvement.  Pursuant to our revenue recognition accounting policies described in Note 3 to our consolidated financial statements, we have concluded that none of the deliverables have stand-alone value; therefore, the identified deliverables have been treated as a combined single unit of accounting.  As a result, the payments received by us for the license fee and research and development services are being recognized as revenue on a proportional performance basis over the expected service period of 4.75 years from the date of the agreement.  The milestone payments, if any, will be recognized as revenue in the period in which the milestones are achieved, and royalties would be recognized in the period in which the product is sold.

During the year ended December 31, 2011, we recognized revenue of $1.9 million under this agreement. No milestones have been recognized under this agreement through December 31, 2011.

Merck Serono.  Collaborative research and development revenue from Merck Serono reflects Merck Serono’s full responsibility for the costs for the development of the MT201 program. During 2010, the development expenses reimbursable by Merck Serono for the current stage of development reached a pre-negotiated maximum. Accordingly, we do not expect to receive any further reimbursement of expenses under this program. Revenue recognized during 2011represents the remainder of the deferred revenue under this program. We do not expect any further revenues under this program.

Boehringer Ingelheim.  Collaborative research and development revenue from Boehringer Ingelheim represents a portion of the upfront payment of $6.6 million that is being recognized over a 20-year period ending in 2030. We do not expect an increase in revenue under this program for 2012.

MedImmune.  Collaborative research and development revenue from MedImmune represents payments for our costs incurred in the development of blinatumomab and MT111. MedImmune ended its participation in the development of blinatumomab in March 2009, and we terminated our collaboration with MedImmune for the development of blinatumomab in the fourth quarter of 2009. The decrease in revenue of $1.2 million for the year ended December 31, 2011 as compared to the prior year results primarily from a milestone payment of $1.0 million during 2010, with no milestones achieved during 2011. The decrease in revenue of $0.9 million for the year ended December 31, 2010 as compared to 2009 is due to the lower activity by us under this agreement partially offset by the $1.0 million milestone payment received in 2010. We do not expect any revenues to be recognized under this agreement during 2012.

TRACON.  Revenues recognized during the year ended December 31, 2011 include the receipt of a $0.8 million milestone payment for the successful completion of a Phase 1 clinical trial, the collection of various pass-through expenses of $0.2 million, and the remaining $1.1 million of deferred license fees, as this collaboration was terminated during 2011.  We will not recognize any further revenue under this collaboration.

Research and Development Expenses

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

Research and development expense was $77.4 million, $49.4 million and $53.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The increase of $28.0 million for the year ended December 31, 2011 as compared to 2010 resulted mainly from increases of $17.3 million in our blinatumomab program, including $11.9 million for manufacturing-related expenses, $1.1 million in toxicology studies and $2.9 million in clinical-related expenses. In addition, there were increases in the infrastructure to support the progression of blinatumomab, including salary-related expenses of $7.1 million, facility costs of $2.3 million and stock-based compensation of $1.8 million. Partially offsetting these increases was a $1.4 million decrease in expenses for the solitumomab program, primarily due to a reduction in manufacturing-related expenses.

The decrease of $4.0 million for the year ended December 31, 2010 as compared to 2009 results from some large non-recurring expenses recorded in 2009, including a $10.7 million expense related to the termination of our blinatumomab collaboration with MedImmune, a $4.0 million expense for the settlement of our arbitration with Curis, Inc. and a $2.6 million patent impairment charge. We also recorded $1.4 million of lower adecatumumab-related development expenses during 2010 than in 2009. Overall, the decreased expenses for 2010 were partially offset by increases in blinatumomab-related expenses of $8.4 million, primarily for manufacturing and clinical activities, expense increases of $1.9 million for our solitumomab program and $1.5 million for our MT203 program, also primarily for manufacturing, increases to salary-related expenses of $1.1 million, an increase to our MTR112 program of $0.7 million, and an increase in stock-based compensation expense of $1.4 million.

Since 2007, we have tracked our external research and development expenses by major project candidate development program, such as for blinatumomab, MT203, adecatumumab and solitumomab, or we allocate the expenses to our BiTE antibody platform generally.  We do not allocate salary and overhead costs or stock-based compensation expense to specific research and development projects or product candidates.   Our research and development expenses for the years ended December 31, 2011, 2010, 2009 and cumulatively since 2007 are summarized in the table below (in thousands):

	Years ended December 31,
	2011	2010	2009	Cumulative since 2007
Blinatumomab	$28,252	$10,949	$13,945	$58,023
MT203	3,418	3,488	2,119	19,963
Adecatumumab	499	763	2,061	6,765
Solitumomab	1,763	3,165	1,434	9,527
BiTE antibody platform and other	2,356	2,252	6,365	14,967
Unallocated salary and overhead	34,869	24,350	24,516	121,960
Share-based compensation	6,215	4,408	2,983	16,561
Total	$77,372	$49,375	$53,423	$247,766

General and Administrative Expenses

 General and administrative expense consists primarily of salaries and related costs for personnel in executive, finance, accounting, legal, information technology, corporate communications and human resource functions. Other costs include allocated facility costs not otherwise included in research and development expense, insurance, and professional fees for legal and audit services.

General and administrative expense was $26.1 million, $21.4 million and $17.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase of $4.7 million for the year ended December 31, 2011 over the same period of 2010 was due to increases in salary-related expenses of $1.5 million, increases in stock-based compensation expense of $1.0 million, increases in recruiting costs of $0.9 million and an increase in consulting fees of $0.7 million, offset by a $0.8 million decrease in sublease revenue on our Munich facility.

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

Change in Fair Value of Common Stock Warrants Liability

We have issued warrants to purchase our common stock that require us or any successor entity to purchase each unexercised warrant for a cash amount equal to its fair value in specified circumstances. As a consequence of these provisions, the warrants are classified as a liability on our consolidated balance sheets, and changes in our stock price cause the fair value of the warrants to change each reporting period, with these changes being reflected in the consolidated statements of operations. Increases in our stock price cause the warrant liability to increase, and this increase is charged to expense, while decreases in our stock price cause the liability to decrease, which is recorded as a reduction to other income.

Our stock price decreased from $8.12 on January 1, 2011 to $7.19 on December 31, 2011, increased from $6.66 on January 1, 2010 to $8.12 on December 31, 2010, and increased from $4.36 on January 1, 2009 to $6.66 on December 31, 2009. These price changes resulted in income of $5.2 million recognized during the year ended December 31, 2011 and expenses of $3.6 million and $8.0 million for the years ended December 31, 2010 and 2009, respectively.

If our proposed acquisition by Amgen is consummated, these warrants will become exercisable for an amount of cash to which the holders of such warrants would have been entitled to receive in the merger had they exercised their warrants to acquire common stock prior to the closing of the merger.

Other Income (Expense), net

Other income (expense), net includes foreign currency transaction gains and losses and miscellaneous other items. The increase in income of $6.2 million for the year ended December 31, 2011 as compared to 2010 and the decrease in other income of $5.8 million during 2010 as compared to 2009 resulted in each case from foreign currency exchange rate fluctuations relating to maturities of our foreign-denominated available-for-sale securities, as well as changes in foreign currency exchange rates for foreign-denominated cash equivalents held in the U.S. entity.

Liquidity and Capital Resources

Summary of Cash Flows

We had cash and cash equivalents and available-for-sale investments of $159.2 million and $222.7 million as of December 31, 2011 and 2010, respectively. We closed two public offerings of our common stock during 2010 that yielded net proceeds of $75.4 million in the first quarter and $70.5 million during the fourth quarter.

Net cash used in operating activities was $59.9 million for 2011, $33.3 million for 2010, and $8.6 million for 2009. In each case the majority of the cash used was to fund our ongoing research and development efforts, resulting in net losses of $74.2 million, $50.1 million and $56.1 million, respectively, during these years. Our net losses for these years were adjusted by $8.0 million, $18.8 million and $18.5 million, respectively, of net non-cash expenses, including the changes in fair value of warrant liability and realized gains (losses) on foreign currency transactions described above.

Working capital changes resulted in net cash inflows of $6.3 million during the year ended December 31, 2011, net cash outflows of $2.0 million during the year ended December 31, 2010 and net cash inflows of $29.0 million during the year ended December 31, 2009. We received an upfront payment from Amgen of approximately $14.5 million during 2011 as compared to upfront cash payments of $6.7 million from Bayer HealthCare Pharmaceuticals and $6.6 million from Boehringer Ingelheim during 2010. Each of these upfront payments is being recognized as revenue over an extended period. We also received milestone payments totaling $4.7 million from Bayer HealthCare Pharmaceuticals and a $1.0 million milestone payment from MedImmune during 2010.

Net cash provided by investing activities of $91.9 million for 2011 was the result of the net maturities of investments of $95.4 million and equipment purchases of $3.5 million for laboratory equipment and computers. Net cash used in investing activities of $125.8 million for 2010 was the result of the net purchase of investments of $122.3 million and equipment purchases of $3.5 million for laboratory equipment and computers. Net cash used in investing activities was $3.3 million in 2009.

Net cash provided by financing activities was $4.0 million for 2011, which resulted from option and warrant exercises for which we received $2.3 million and $0.9 million, respectively, and cancellation of a letter of credit of $1.0 million, less our payments of $0.3 million on capital lease obligations. Net cash provided by financing activities was $147.1 million for 2010 which resulted from two public offerings of common stock that raised a total of $145.9 million, and from option and warrant exercises for which we received $1.4 million and $0.3 million, respectively. Net cash provided by financing activities was $79.5 million for 2009 resulting from net proceeds from our public offering and drawdowns under a committed equity financing facility that expired during 2011. During 2009, we also received $1.5 million from the exercise of stock options and used $2.2 million to repay in full our debt under a promissory note to MedImmune.

Sources and Uses of Cash

We have funded our recent operations through proceeds from public offerings and private placements of common stock and associated warrants, and drawdowns under the expired equity financing facility, research revenues from our collaborations with pharmaceutical companies and licensing and milestone payments related to our product candidate partnering activities.  We expect that operating losses and negative cash flows from operations will continue for at least the next several years. If appropriate, we may raise substantial funds through the sale of our common stock or debt securities or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. If we do not complete the proposed merger with Amgen, then based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second half of 2013, without considering the fee payable to Amgen upon the termination of the Merger Agreement, any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future or any future capital raising transactions.

If we do not complete the merger with Amgen and we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. If we were to raise additional funds through the issuance of common stock, it could result in substantial dilution to our existing stockholders. If we were to raise additional funds through additional debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and financial ratios that could restrict our ability to operate our business. Having insufficient funds could require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish some or all of our rights to our product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise funds through corporate collaborations or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Failure to obtain adequate financing may also adversely affect our operating results or our ability to operate as a going concern.

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

Committed Equity Financing Facility.   We previously entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock. The agreement expired in December 2011 and is no longer available to us. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 135,000 shares of our common stock with an exercise price of $4.44 per share.  The warrant is exercisable until June 2014.

During the second quarter of 2009 we made our only drawdowns under the CEFF.  We issued a total of 1,420,568 shares of common stock to Kingsbridge for aggregate gross proceeds of $5.3 million.

Public Offerings of Common Stock. In November 2010, we sold 9,900,000 shares of our common stock at a price per share of $7.15, for gross proceeds of $70.8 million. We incurred investment banking fees, legal fees and other financing costs of approximately $0.3 million, resulting in net proceeds of $70.5 million.

In March 2010, we issued an aggregate of 11,500,000 shares of common stock, including the exercise of an over-allotment option for 1,500,000 shares, at a public offering price of $7.00 per share, for gross proceeds of $80.5 million. After underwriting discount and estimated expenses payable by us of approximately $5.1 million, net proceeds from the public offering were approximately $75.4 million.

In August 2009, we completed an underwritten public offering of 16,100,000 shares of common stock at a public offering price of $5.00 per share for net proceeds of $74.9 million, after deducting the underwriters’ discount and offering expenses paid by us.

Contractual Obligations

We have contractual obligations related to our facility leases, research and development agreements and equipment financing agreements. The following table sets forth our significant contractual obligations as of December 31, 2011 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$20,628	$4,506	$7,172	$6,897	$2,053
Contractual payments under licensing and research and development agreements	589	42	85	86	376
Capital leases	476	236	180	60	—
	$21,693	$4,784	$7,437	$7,043	$2,429

We are a party to technology transfer, licensing and research and development agreements with various universities, research organizations and other third parties under which we have received licenses to certain intellectual property, scientific know-how and technology. In consideration for the licenses received, we are required to pay certain fees and costs, including:

•	annual license and maintenance fees, which annual fees currently total approximately $161,000;

•	costs associated with the prosecution and maintenance of patents covering the licensed technology;

•	fixed payments upon the successful achievement of defined milestones, such as the enrollment of patients in clinical trials, the filing for or receipt of regulatory approvals, the achievement of specified annual revenue amounts from sales of approved products, and the execution of an out-license agreement with respect to a particular product candidate; and

•	royalties on future sales of commercialized products.

Under agreements currently in force, if all milestones were to be achieved for all of our product candidates in active development programs, we would be required to make milestone payments of approximately $66.3 million. Of these milestone payments, an aggregate of approximately $27.0 million would be payable on events prior to the receipt of marketing approval for the particular product candidates, an aggregate of approximately $30.4 million would be payable upon the receipt of marketing approval for the various product candidates, and an aggregate of approximately $9.0 million would be payable on events following the receipt of marketing approval for particular product candidates. However, due to the uncertainty as to whether and when any of these milestone and royalty payments may be made, they are not included in the table above.

Recent Accounting Standards and Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or consolidated results of operations upon adoption.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (ASU 2011-08). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), an amendment to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), an amendment to FASB ASC Topic 820, Fair Value Measurement. ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. ASU 2011-04 provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. ASU 2011-04 is effective for us for interim and annual periods beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include statements regarding our proposed merger with Amgen, our available cash resources and the availability of financing, our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our BiTE antibody technology, the future development of blinatumomab by us, the conduct, timing and results of ongoing and future clinical trials, plans regarding regulatory filings, and our plans regarding partnering activities in the event that the proposed merger with Amgen is not consummated. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for, producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or commercial personnel; the loss of key scientific, management or commercial personnel; the size and growth potential of the potential markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those above in Item 1A, “Risk Factors.”

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

As a result, our financial results and capital resources are affected by changes in the U.S. dollar/Euro exchange rate. As of December 31, 2011, we had U.S. dollar-denominated cash and cash equivalents of $77.3 million and Euro-denominated cash and investments of €41.3 million, or approximately $53.4 million using the exchange rate as of that date. As of December 31, 2011, we had Euro-denominated liabilities of approximately €34.4 million, or approximately $44.5 million, using the exchange rate as of that date. A decrease in the value of the U.S. dollar relative to the Euro would result in an increase in our reported operating expenses due to the translation of the Euro-denominated expenses into U.S. dollars, and such changes would negatively impact the length of time that our existing capital resources would be sufficient to finance our operations.

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

The following table shows the hypothetical impact of an increase in the Euro/U.S. Dollar exchange rate:

Increase in Euro/$ U.S. exchange rate	10%	15%	20%

Increase in reported net operating loss for the year ended December 31, 2011 (in thousands)	$6,059	$9,090	$12,119

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2011, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Ernst & Young LLP has audited and reported on the effectiveness of our internal control over financial reporting as of December 31, 2011. The report of our independent registered public accounting firm is contained in this annual report.

Signature	Title	Date
/s/ Christian Itin	Chief Executive Officer
Christian Itin	(Principal Executive Officer)	March 2, 2012

/s/ Barclay A. Phillips	Chief Financial Officer
Barclay A. Phillips	(Principal Financial Officer)	March 2, 2012

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, we determined that a deficiency in controls relating to the accounting for foreign currency related to our investments existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of December 31, 2010. As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2010. We have implemented additional substantive procedures over financial reporting during the three months ended December 31, 2011, including adding additional review procedures on complex accounting issues such as foreign currency transactions relating to foreign-denominated available-for-sale securities, to ensure that our consolidated condensed financial statements are fairly stated in all material respects in accordance with GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet Inc.

We have audited Micromet Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Micromet Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion Micromet Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the 2011 consolidated financial statements of Micromet, Inc. and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 2, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors of Micromet currently consists of seven members. The following table sets forth the current directors and executive officers of the Company and their ages as of January 25, 2012:

Executive Officer/Director	Age	Position Held with Company
Christian Itin, Ph.D.	47	President, Chief Executive Officer and Director
Ulrich Grau, Ph.D.	63	Executive Vice President and Chief Operating Officer
Barclay Phillips	49	Senior Vice President and Chief Financial Officer
Patrick Baeuerle, Ph.D.	54	Senior Vice President and Chief Scientific Officer
Jan Fagerberg, M.D.	49	Senior Vice President and Chief Medical Officer
Jens Hennecke, Ph.D.	44	Senior Vice President Business Development
Matthias Alder, lic. iur., LL.M.	47	Senior Vice President Administration, General Counsel and Secretary
Joseph Lobacki	53	Senior Vice President and Chief Commercial Officer
David F. Hale	63	Chairman of the Board of Directors
John E. Berriman	63	Director
Michael G. Carter, M.B., Ch.B., F.R.C.P.	73	Director
Kapil Dhingra, M.B., B.S.	52	Director
Peter Johann, Ph.D.	54	Director
Joseph P. Slattery	46	Director

The following is a brief biography of each of our executive officers and directors as of March 1, 2012.

Executive Officers

Christian Itin, Ph.D. has served as our President, Chief Executive Officer and Director since May 2006. From 1999 until May 2006, he served in a number of capacities with our subsidiary Micromet AG, including Head of IP and Licensing, Vice President of Business and Corporate Development, Chief Business Officer and ultimately as its Chief Executive Officer. Before joining Micromet, Dr. Itin was a co-founder of Zyomyx, a protein chip company in Hayward, California. Dr. Itin received a Diploma in biology and a Ph.D. in cell biology from the University of Basel, Switzerland. In addition, he also performed post-doctoral research at the Biocenter of Basel University and at the Stanford University School of Medicine. The nominating & corporate governance committee believes that Dr. Itin’s deep understanding of our technologies, product candidates, and collaborations based on his many years of service in various executive positions of our company and our subsidiary Micromet AG enables him to make valuable contributions to the board and to provide board continuity.

Ulrich Grau, Ph.D. has served as our Executive Vice President and Chief Operating Officer since June 2011. From 2006 to 2010, Dr. Grau served as President and CEO of Lux Biosciences, Inc., a clinical stage private ophthalmic company that he co-founded in 2005. From 2002 to 2005, he served as Chief Scientific Officer and head of Research and Development for Enzon Pharmaceuticals, Inc. Prior to joining Enzon, Dr. Grau served as President of Research and Development and was a member of the Executive Board at BASF Pharma/Knoll. Earlier in his career, Dr. Grau served as Senior Vice President and R&D integration officer at Aventis Pharma, and as Senior Vice President of Global Product Realization at Hoechst Marion Roussel. Dr. Grau received his Ph.D. in chemistry and biochemistry from the University of Stuttgart and spent three years as a post-doctoral fellow at Purdue University in the field of protein crystallography.

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

Patrick Baeuerle, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since May 2006, and in the same capacity with Micromet AG since 1998. From 1996 to 1998, Dr. Baeuerle was Director of Drug Discovery at Tularik, a biotechnology company in South San Francisco, California that is now part of Amgen. From 1994 to 1996, Dr. Baeuerle was Professor and Chairman of Biochemistry at the Medical Faculty of Freiburg University, Germany. He has published more than 210 scientific papers listed in MedLine. In addition, Dr. Baeuerle is an elected member of the European Molecular Biology Organization and was appointed Honorary Professor of Immunology at the University of Munich in 2000. Dr. Baeuerle performed his Ph.D. work at the Max Planck Institute for Psychiatry in Martinsried, Germany and at the European Molecular Biology Laboratory in Heidelberg, Germany. He received a Ph.D. degree in biology from the University of Munich and performed post-doctoral research at the Whitehead Institute of the Massachusetts Institute of Technology.

Jan Fagerberg, M.D. has served as our Senior Vice President and Chief Medical Officer since November 2009. Dr. Fagerberg is a board-certified clinical oncologist and has more than 20 years of experience in clinical research and development of oncology drugs. From 2006 to 2009, he was Medical Director at TopoTarget in Copenhagen, Denmark. Prior to TopoTarget, from 1999 to 2006 he was with F. Hoffmann-La Roche in positions of increasing responsibility both in the United States and in Switzerland, ultimately serving as the Oncology Therapeutic Area Expert in Global Drug Development. During his tenure at Roche, he was responsible for the global clinical development of XelodaTM and for the clinical development programs of Avastin TM outside the United States. Dr. Fagerberg received his M.D. degree at the Karolinska Institute in Stockholm, Sweden in 1988. He then received his Ph.D. for work in clinically applied passive and active immunotherapy targeting EpCAM in colorectal carcinomas in 1995. From 1995 to 1999, Dr. Fagerberg held various clinical positions, including Associate Head Section of Radiotherapy and Chief Physician, at the Karolinska Hospital in Stockholm.

Jens Hennecke, Ph.D. joined Micromet in October 2001 and has served as our Senior Vice President of Business Development since 2004. He currently manages the Company’s business development, alliance management, intellectual property and information technology departments. During his tenure at Micromet, Dr. Hennecke has led the negotiation and completion of multiple corporate alliances, including the Company’s BiTE antibody partnerships with Bayer HealthCare Pharmaceuticals, sanofi, Boehringer Ingelheim and Amgen. Prior to joining Micromet, Dr. Hennecke performed post-doctoral research at Harvard University. He holds a B.S. in biology from the University of Göttingen, Germany, and a Ph.D. from the ETH Zürich, Switzerland.

Matthias Alder, lic. iur., LL.M. has served as our Senior Vice President Administration, General Counsel and Secretary since July 2011, and as Senior Vice President, General Counsel and Secretary since July 2006. Previously, he was a partner with Cooley LLP, a U.S. law firm, from 1997 to 2006 and established and co-chaired the firm’s East Coast Life Sciences Practice. Prior to joining Cooley, Mr. Alder was in-house counsel for the pharmaceutical business of Novartis in Basel, Switzerland from 1994 to 1997. From 1988 to 1994, Mr. Alder worked in law firms in Switzerland and in Miami, Florida. Mr. Alder received an LL.M. degree in International and Comparative Law from the University of Miami in 1990. He earned the equivalent of a J.D. degree (lic. iur.) from the University of Basel, Switzerland, graduating magna cum laude in 1988.

Joseph Lobacki has served as our Senior Vice President and Chief Commercial Officer since December 2011. From 2003 to 2011, Mr. Lobacki served as Senior Vice President and General Manager, Transplant and Oncology at Genzyme. In this role, he was responsible for directing overall strategy for Genzyme’s global hematology, oncology, and organ transplant business. Prior to joining Genzyme, Mr. Lobacki served as Vice President, North American Marketing at SangStat Medical Corporation, where he was responsible for all marketing activities for the company’s lead product. Earlier in his career, he served in leadership roles at Cell Pathways and Rhone-Poulenc Rorer. Mr. Lobacki holds a B.S. in Biology from Boston College and a B.S. in Pharmacy from the Massachusetts College of Pharmacy.

Non-Employee Directors

John E. Berriman has served as a member of our board of directors since May 2006 and was a member of the supervisory board of our subsidiary Micromet AG until May 2006. Since May 2004, Mr. Berriman has been a consultant and a non-executive director of a number of private and public biotechnology companies. He is currently deputy chairman of the board of directors of Algeta ASA. He served as executive deputy chairman of Oxxon Therapeutics, Inc. until its sale to Oxford BioMedica in May 2007. Mr. Berriman has served as a member of the board of directors of several other publicly held companies, including Ablynx NV from 2004 to 2007, Epigenomics AG from 2000 to 2006 and Alnylam Pharmaceuticals, Inc. from 2003 until December 2005. From 2001 until May 2004, Mr. Berriman served as a director of Abingworth Management, a venture capital firm. Mr. Berriman was a consultant to Abingworth Management from 1997 to 2001. From 1989 until 1996 Mr. Berriman was an executive director of Celltech plc. He holds a degree in Chemical Engineering from the University of Cambridge and an M.B.A from the London Business School. The nominating & corporate governance committee believes that Mr. Berriman’s long history of creating and implementing corporate strategies in our industry, his operational experience as executive director of Celltech and as executive deputy chairman of Oxxon Therapeutics, his public company directorships and experience with public offerings, private investments and mergers allow him to provide valuable insight to the board.

Michael G. Carter, M.B., Ch.B., F.R.C.P. has served as a member of our board of directors since 2001, and was a member of the supervisory board of the our subsidiary Micromet AG until May 2006. Dr. Carter is a venture partner at SV Life Sciences Advisers LLP and a member of the strategic advisory board of Cowen Royalty Healthcare Fund. Dr. Carter retired from Zeneca, PLC, a predecessor of AstraZeneca, in 1998, where he had been on the pharmaceutical board. Dr. Carter served at Zeneca as International Medical Director from 1986 to 1989 and as International Marketing Director from 1990 to 1995. Under his direction, Zeneca developed and launched numerous drugs including Casodex TM , the most widely prescribed anti-androgen for prostate cancer therapy in the U.S., Zoladex TM , an LHRH analogue for prostate cancer and breast cancer; and Arimidex TM , the first new generation aromatase inhibitor for breast cancer. Dr. Carter also contributed to the post-marketing development of tamoxifen, the first selective estrogen receptor modulator approved for the treatment of breast cancer. From 1985 to 1995, Dr. Carter served as a member of the U.K. Government’s Medicines Commission. From 1976 to 1984, Dr. Carter held several positions with Roche Products, Ltd., including head of Medical Development and Medical Affairs and Director of the Pharmaceutical Division. Dr. Carter currently serves as a director of Santarus, Inc. and GTx, Inc. Dr. Carter is an Elected Fellow of the Royal Pharmaceutical Society, Faculty of Pharmaceutical Medicine, and of the Royal College of Physicians of Edinburgh. Dr. Carter received a bachelor’s degree in Pharmacy from London University (U.K.) and a medical degree from Sheffield University Medical School (U.K.). The nominating & corporate governance committee believes that Dr. Carter’s professional background as a medical doctor and pharmacist and his 35 years of experience in the pharmaceutical and biotechnology industries, in particular with pharmaceutical development and commercialization and the regulatory process for obtaining marketing approval of pharmaceutical products, enable him to make effective contributions to the board’s deliberation of strategic, commercial, medical and scientific issues facing our company.

Kapil Dhingra, M.B., B.S. has served as a member of our board of directors since February 2009. In June 2008, Dr. Dhingra founded KAPital Consulting, LLC, a healthcare consulting firm. From 1999 to 2008, Dr. Dhingra served in positions of increasing responsibility at Hoffmann-La Roche, including Vice President, Head, Oncology Disease Biology Leadership Team, and Head, Oncology Clinical Development. Prior to joining Hoffmann-La Roche, Dr. Dhingra worked as a Senior Clinical Research Physician with Eli Lilly and Company. From 1989 to 1996, he served as a Clinical Instructor, Assistant Professor of Medicine at the University of Texas M.D. Anderson Cancer Center. Throughout his industry career, Dr. Dhingra maintained an active faculty appointment, initially at Indiana University School of Medicine from 1997 to 1999 as Clinical Associate Professor, and, more recently, at Memorial Sloan Kettering Cancer Center in New York from 2000 to 2008. Dr. Dhingra holds an M.B., B.S. degree from the All India Institute of Medical Services, and has performed postgraduate work at the All India Institute of Medical Services, the Lincoln Medical and Mental Health Center (New York Medical College), Bronx, NY and Emory University School of Medicine. Dr. Dhingra is currently an advisor to several biotechnology and pharmaceutical companies and serves on the board of directors of Algeta ASA, a publicly-held company. The nominating & corporate governance committee believes that Dr. Dhingra’s experience in the clinical development of oncology products provides him with a keen understanding of clinical development matters and the regulatory process for our product candidates, which will allow him to make valuable contributions to our board as our lead product candidate advances into pivotal clinical trials.

David F. Hale has served as a member of our board of directors since 2000, and as chairman of the board of directors since May 2006. He was President and Chief Executive Officer of CancerVax Corporation from 2000 to the closing of the merger with Micromet AG in May 2006. Since May 2006, he has served as the Chairman and the CEO of Hale Biopharma Ventures, LLC. From 1998 to 2000, Mr. Hale served as President and Chief Executive Officer of Women First HealthCare, Inc., a publicly traded specialty pharmaceuticals company. Prior to joining Women First HealthCare, Mr. Hale served from 1987 to 1997 as Chairman, President and Chief Executive Officer of Gensia, Inc., a publicly held biopharmaceutical company, which merged with Sicor, Inc., to form GensiaSicor, Inc., and which was acquired by Teva Pharmaceutical Industries Limited. He also served from 1987 to 1995 as Chairman of Viagene, Inc., a publicly held biotechnology company that was acquired by Chiron, Inc. Mr. Hale served from 1982 to 1987 as President, Chief Operating Officer and Chief Executive Officer with Hybritech, Inc., a publicly-traded biotechnology company that was acquired by Eli Lilly and Co. in 1986. Prior to joining Hybritech, Mr. Hale served from 1980 to 1982 as Vice President, Sales and Marketing and then as Vice President and General Manager with BBL Microbiology Systems, a division of Becton, Dickinson & Co. From 1971 to 1980, Mr. Hale held various marketing and sales management positions with Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, Inc. Mr. Hale currently serves as chairman of the board of directors of two publicly traded biopharmaceutical companies, Santarus, Inc. and Somaxon Pharmaceuticals, Inc., of which he was a founder. Mr. Hale holds a B.A. in biology and chemistry from Jacksonville State University. The nominating & corporate governance committee believes that Mr. Hale’s experience as a senior executive in the pharmaceutical and biotechnology industries, overseeing a range of activities and functions in a number of companies, including business development, licensing, development, sales, clinical development, and regulatory affairs, and his involvement in a number of strategic transactions, provide him with operational and industry expertise and leadership skills that are important to the board.

Peter Johann, Ph.D. has served as a member of our board of directors since July 2006. Dr. Johann is a Managing General Partner of NGN Capital, a venture capital firm. He joined NGN Capital from Boehringer Ingelheim, where he was the Division Head of Corporate Development responsible for strategic planning, strategic projects, M&A, business development and licensing. Prior to joining Boehringer Ingelheim, Dr. Johann served as Global Business Leader at F. Hoffmann-La Roche, where he led global business teams and was responsible for global marketing of oncology products as well as evaluation of pipeline products from internal and external sources. Dr. Johann joined Roche from Boehringer Mannheim where he was Head of Business Development and Marketing Molecular Medicine. In addition to marketing activities, Dr. Johann was involved in setting up and managing joint venture companies as a member of the supervisory board. He was also responsible for licensing activities of the joint ventures. Prior to Roche, he held various commercial and business development positions with Boehringer Mannheim Biochemicals, Kaneka and Rohm. Dr. Johann obtained his Ph.D. from the Technical University Munich. He serves on the board of directors of Resverlogix Corp., a publicly traded company. The nominating & corporate governance committee believes that Dr. Johann’s experience in the development and commercialization of oncology products, the operational management of a division and of the business development function of several pharmaceutical companies, and the analysis of investment opportunities within the industry enables him to provide valuable insight to the board.

Joseph P. Slattery has served as a member of our board of directors since November 2007. Mr. Slattery is Executive Vice President and Chief Financial Officer of TranS1 Inc., a publicly traded medical device company, and served as a director and chairman of the audit committee of TranS1 from November 2007 until April 2010. Previously, Mr. Slattery was Chief Financial Officer and Senior Vice President of Digene Corporation, a publicly held medical diagnostics company that was acquired by Qiagen, N.V. in July 2007. Prior to his appointment as Chief Financial Officer in 2006, Mr. Slattery served as Digene’s Senior Vice President, Finance and Information Systems beginning in 2002, and previously held the positions of Controller and Vice President, Finance. Mr. Slattery holds a B.S. degree in Accountancy from Bentley University and is a certified public accountant. The nominating & corporate governance committee believes that Mr. Slattery’s extensive accounting expertise, public company audit committee service, and senior management experience as the CFO of a publicly traded company position him to be a valuable member of the board, the audit committee and the nominating & corporate governance committee of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely filed.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all officers, directors and employees. The code of ethics is available on our website at www.micromet.com . The information contained on the website is not incorporated by reference in, or considered part of, this report. If we make any substantive amendments to the code of ethics, an updated version of the code will be published on our website. Any waivers of provisions of the code in favor of any executive officer or director will also be disclosed on Form 8-K in accordance with our disclosure obligations under applicable laws and regulations.

Change in Process by which Stockholders May Recommend Director Nominees

During 2011, the nominating & corporate governance committee of our board of directors adopted a new policy regarding the procedures for considering director candidate recommendations of our stockholders. In the event that our proposed merger with Amgen is not consummated, stockholders wishing to recommend a candidate for consideration by the nominating & corporate governance committee to become a nominee for election as director must write to our corporate secretary at the address set forth on the cover of this proxy statement no later than the close of business on the 90th day nor earlier than the 120th day prior to the first anniversary of the preceding year’s annual meeting.

Submissions must include (i) the name, age, business address and residence address of such nominee, (ii) the principal occupation or employment of such nominee, (iii) the class and number of shares of each class of our capital stock which are owned by such nominee, (iv) the date or dates on which such shares were acquired and the investment intent of such acquisition, (v) a completed and signed questionnaire, representation and agreement (as described in our bylaws) and (vi) such other information concerning such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved), or that is otherwise required to be disclosed pursuant to Section 14 of the Exchange Act. Additionally, stockholders who wish to recommend individuals for consideration by the nominating & corporate governance committee to become nominees for election to our board of directors must include in the submission, as to the stockholder giving the notice, the name and address of such stockholder, the class, series and number of our shares that are owned by such stockholder, and such other information as is specified in our bylaws. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Stockholders who wish to recommend individuals for consideration by the nominating & corporate governance committee to become nominees for election to our board of directors should carefully review our bylaws for additional required information with respect to stockholder nominations of director candidates. To date, the nominating & corporate governance committee has not received or rejected a timely director nominee for election at an upcoming meeting from a stockholder or stockholders holding more than 5% of our voting stock.

Our corporate secretary will promptly forward any recommendation of a stockholder that meets these requirements to the chairman of the nominating & corporate governance committee. The nominating & corporate governance committee will evaluate any recommendations from stockholders that meet the requirements in the same manner that potential nominees suggested by board members, management or other parties are evaluated.

If our proposed merger with Amgen is consummated, we do not intend to hold an annual meeting of stockholders for the purpose of electing directors. Our directors following the proposed merger will be appointed in accordance with the Merger Agreement.

Audit Committee

The audit committee of our board of directors was established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The audit committee is currently composed of three directors: Mr. Slattery, Mr. Berriman and Dr. Johann.

Our board of directors reviews the NASDAQ listing rules definition of independence for audit committee members on an annual basis and has determined that all members of our audit committee are independent (as independence is currently defined in Rules 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing rules). The board of directors has also determined that Mr. Slattery qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The board of directors made a qualitative assessment of Mr. Slattery’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for a public reporting company.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy of Our Executive Compensation Program

Our compensation committee’s goal with respect to our executive officers is to provide compensation sufficient to attract and retain executives of outstanding ability, performance and potential, while maintaining an appropriate relationship between the compensation of our executives and that paid by the companies in our peer group. Because our company has operations in the United States and in Europe, our executive officers must be able to function in an international environment, to manage personnel in different countries, and to deal with language and cultural differences. As a result, our executives are recruited from positions in the United States and in Europe, and we compete directly with international pharmaceutical and biotechnology companies for experienced executives.

Role of Our Compensation Committee

Our board of directors has delegated to the compensation committee of the board of directors the authority to determine our compensation philosophy and to approve and administer our executive compensation and benefit programs. Our compensation committee is appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, or the Code, and “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act. In order to ensure a full and frank exchange of views by its members, the compensation committee maintains the practice of holding executive sessions, without management present, at each meeting of the committee where the committee makes decisions on executive compensation.

Until his death in February 2011, Mr. Jerry Benjamin served as the chairman of our compensation committee, the other members of which were Mr. Berriman and Drs. Carter and Johann. In March 2011, Dr. Carter was appointed as the new chair of the compensation committee. In addition, in March 2011 Mr. Berriman resigned from the compensation committee to take on a new role as the chair of the nominating & corporate governance committee, and Dr. Dhingra was appointed as a new member of the compensation committee. During the first quarter of each fiscal year, our compensation committee performs the assessments and makes the decisions relevant for determining the executive compensation for the prior and the current year, including the assessment of the achievement of the corporate goals of the prior year, the review of the performance of our executive officers during the prior year and the assessment of their achievement of their personal goals, the establishment of the cash bonuses to be paid to the executive officers for the prior year, if any, the adjustment of the base salaries of the executive officers for the current year, if any, and the approval of stock option grants, if any. In addition, the compensation committee approves our management incentive compensation plan for the current year, which includes target bonus levels, and the corporate goals for the year, which are then submitted for approval by the full board of directors. When circumstances warrant, the compensation committee may review and adjust base salaries of executive officers or grant cash bonuses or stock options during the course of the year.

Compensation Consultant

For the review of executive compensation in 2011, Radford, our independent compensation consultant, performed a competitive assessment of the compensation paid by our peer companies to their executive officers. The peer group used by the compensation committee to determine compensation for 2011 was selected by the compensation committee, with input provided by members of executive management. These companies were selected based on their similarities to Micromet with respect to one or more criteria, including industry, location, number of employees, and market capitalization. In particular, in developing the peer group the committee considered biopharmaceutical and specialty pharmaceutical companies with products in late-stage development, such as Phase 2 or Phase 3 or recent commercialization. Within this industry group, the committee focused on companies with market capitalizations between approximately one-half and three times our market capitalization, companies with revenues of up to $300 million and fewer than 300 employees, and companies located in east coast biotechnology hubs.

The peer group for 2011 consisted of the following companies:

2011 Peer Companies

Ablynx	Dyax Corp.	Lexicon Pharmaceuticals

Acorda	Emergent Biosolutions	Morphosys

Allos Therapeutics, Inc.	Enzon	Rigel Pharmaceuticals, Inc.

Alnylam	Exelixis, Inc.	Seattle Genetics Inc.

Ariad Pharmaceuticals Inc.	Geron Corporation	Targacept

Auxilium	Immunogen Inc.	Viro Pharma

Our compensation program for 2011 targeted a range around the market median (i.e., the 50th percentile) relative to our peer group for each element of the compensation paid to our executive officers, as well as for total cash-based compensation and total compensation payable under our executive compensation packages. A more detailed description of each element of executive compensation follows.

Elements of Our Executive Compensation Program

We utilize a mix of short-term and long-term compensation in establishing the total compensation of our executive officers. The amount of each element of compensation for the executive officers, including the named executive officers, is determined by the compensation committee. The committee has no predetermined policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.

Short-term Compensation

Base Salary

The base salary for each of our executive officers is initially established through negotiation at the time the officer is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information. The committee also considers any unique personal circumstances that motivated the executive to leave his or her prior position and join our company. Each of our executive officers then executes an employment agreement that establishes the initial base salary. The employment agreements do not provide for automatic annual increases in salary; rather, the compensation committee annually reviews these base salaries and makes adjustments to the salaries of each executive officer, in its discretion, based on a variety of factors. These factors typically include the individual performance of the executive officer, increases in the cost of living, or changes in base salaries paid to executive officers at our peer companies. Base salaries may also be reviewed throughout the year in the case of promotions or other significant changes in the executive’s responsibilities. We do not apply specific formulas to determine base salary increases.

In February 2011, the compensation committee reviewed the current base salaries our executive officers, which had been adjusted in the prior year to bring them to approximately the peer group market median. As part of its 2011 analysis, the committee determined that base salaries remained at approximately the 50th percentile overall with respect to the peer group and that no further adjustments were needed, except for a 3% merit increase, which our compensation consultant believed to be consistent with trends in our industry. As a result, Dr. Itin’s base salary was increased from €375,000 to €386,250, Mr. Phillips’s base salary was increased from $330,000 to $339,900 and Dr. Baeuerle’s base salary was increased from €285,000 to €293,550, in each case an increase of 3%. For Drs. Itin and Baeuerle, who are domiciled in Germany and therefore paid in Euros, see the “Summary Compensation Table” below for the conversion of their 2011 and 2010 base salaries into U.S. dollars.

Dr. Grau joined our company in June 2011 at a base salary of €325,000, and Mr. Lobacki joined our company in November 2011 at a base salary of $375,000. These base salaries were individually negotiated with the executive officer in connection with their acceptance of our offer of employment. See the “Summary Compensation Table” below for the conversion of Dr. Grau’s base salary paid in 2011 into U.S. dollars.

Annual Cash Bonus

For 2011, the compensation committee adopted a management incentive compensation plan that provides for the payment of incentive compensation to certain of our employees, including each of our named executive officers. The annual performance cash bonuses are based on our performance relative to the annual corporate goals and the executive’s performance relative to his pre-established personal goals. Dr. Itin was eligible to receive a cash bonus of up to 60% of his base salary for 2011, with 100% of his cash bonus under the plan based on the level of achievement of the corporate goals described below. The other named executive officers were eligible to receive cash bonuses of up to 40% of their base salaries for 2011, with the exception of Dr. Grau, whose target was 50% of his base salary. For each of the named executive officers other than Dr. Itin, 75% of their cash bonuses were based on the achievement of the corporate goals and 25% was based on the achievement of their respective personal goals, in each case as described below. These target bonus percentages — 60% for Dr. Itin and 40% for the other named executive officers other than Dr. Grau — were consistent with the prior year. Dr. Grau’s target bonus percentage of 50% was individually negotiated with him at the time of his commencement of employment. Based on input from the compensation consultant, the committee determined that the target bonus opportunity, as a percentage of salary, was generally aligned between the 50th and 60th percentiles for our peer group, which was within our competitive range, and therefore no further adjustments were deemed necessary. The committee noted that Dr. Itin’s target bonus opportunity was closer to the 75th percentile of our peer group, which was at the top of our peer group’s competitive range, but that such a target reflected our commitment to excellence and encouraged outstanding performance while also providing an offset for Dr. Itin’s base salary being below the peer group market median. Mr. Lobacki was not eligible to participate in the annual incentive compensation plan because he was employed by Micromet for fewer than three months during 2011.

2011 Corporate Goals

Based on the proposals of the chief executive officer, the compensation committee develops corporate goals and submits them to the board of directors for approval. Each corporate goal is assigned a weight, expressed as a percentage, adding up to 100%. When evaluating the achievement of the corporate goals, the compensation committee determines the percentage of achievement with respect to each corporate goal, which with respect to a particular corporate goal or in the aggregate may result in an achievement percentage in excess of 100%. The compensation committee may also consider additional corporate events or milestones that have been achieved during the course of the plan year, and may adjust the corporate goals achievement percentage based on the achievement of such additional events or milestones. The sum of the resulting percentages represents the total achievement of the corporate goals and is used to calculate that portion of the bonus of the named executive officers that is based on the achievement of the corporate goals.

For 2011, the compensation committee recommended, and the board approved, the following corporate goals, along with each goal’s relative weight. In January 2012, the compensation committee determined the achievement of the corporate goals listed below as set forth in the table below:

2011 Corporate Goals	Weighting	% of Bonus Opportunity Achieved
Progress development of blinatumomab	60%	53%
Establish additional R&D collaboration	15%	15%
Progress development of solitumomab	10%	7%
Progress development of alternative route of administration	5%	5%
Progress partnered BiTE antibody programs	5%	5%
Support market performance of common stock	5%	5%

Based on the table above, the aggregate level of achievement of the corporate goals would have been 90%. In addition to the corporate goals set forth above, the compensation committee considered our signed cooperative research and development agreement, or CRADA, with the National Cancer Center, with committed funding for a Phase 3 clinical trial in acute lymphoblastic leukemia patients. After taking into account this additional achievement, the compensation committee adjusted its assessment upward and subjectively determined that the corporate goals had been achieved at an aggregate level of 93%.

2011 Personal Goals

The chief executive officer, in consultation with the executive officers participating in the management incentive compensation plan, develops a list of personal goals for the year for each executive officer. In the case of new executive officers eligible to participate in the incentive compensation plan, such as Dr. Grau, who joined our company in June 2011, the list of goals is determined shortly after the commencement of employment. Each personal goal is assigned a weight, expressed as a percentage, with the sum of the personal goals adding up to 100%. The compensation committee determines the percentage of achievement with respect to each personal goal, which with respect to a particular personal goal or in the aggregate may result in an achievement percentage in excess of 100%. The compensation committee may also consider additional achievements of the executive officer, and may adjust the personal goals achievement percentage based on the importance of such additional achievements. The sum of the resulting percentages represents the total achievement of the personal goals and is used to calculate that portion of the bonus of the executive officer that is based on the achievement of the personal goals. Additionally, our compensation committee retains the discretion to award additional bonuses outside of the scope of the management incentive compensation plan in extraordinary circumstances.

As described above, Dr. Itin’s cash bonus for 2011 was based entirely on the achievement of the corporate goals, which were achieved at a 93% level as described above. The personal goals for our remaining named executive officers are summarized below, and in January 2012, the compensation committee determined the achievement of each named executive officer’s personal goals as follows.

Personal Goals of Mr. Phillips	Weighting	% of Bonus Opportunity Achieved
1. Financial Reporting and Accounting – compliance with SEC and SOX 404 regulations; establishment of monthly closing process; streamlining of accrual process	35%	27.25%
2. Corporate Budgeting, Forecasting, Financial Analysis and Corporate Strategy – establish periodic budgeting and forecasting; support decision making on corporate strategy, enhance internal financial reporting; conduct quarterly rolling forecasts; conduct preliminary analysis of corporate tax structuring; minimize exchange rate impact; budget management	45%	42.75%
3. Investor Relations – Develop and implement 2011 investor relations program; participate in select investor conferences and non-deal roadshows; support and expand analyst coverage	10%	10%
4. Leadership – development of critical corporate processes; integration of company cultures	10%	10%

Based on these achievement levels, the committee determined Mr. Phillips’s individual goals to have been achieved at an aggregate level of 90%.

Personal Goals of Dr. Grau	Weighting	% of Bonus Opportunity Achieved
1. Program Leadership	25%	23.3%
2. Technical Operations	15%	15%
3. Quality Assurance and Compliance	10%	10%
4. Drug Safety	10%	8.5%
5. Regulatory Affairs	10%	9.6%
6. Strategic Scientific Affairs	10%	11.6%
7. Organizational Efficiency and Filing Readiness	20%	20%

Based on these achievement levels, the committee determined Dr. Grau’s individual goals to have been achieved at an aggregate level of 98%.

Personal Goals of Dr. Baeuerle	Weighting	% of Bonus Opportunity Achieved
1. Blinatumomab & Solitumomab Development – Deliver on non-clinical R&D to support blinatumomab and solitumomab clinical and regulatory progress	50%	46%
2. Pipeline Generation – Deliver on partnered BiTE programs; present two new BiTE antibody opportunities for internal development; develop representative animal models for risk reduction early in development; explore utility of BiTE antibodies outside of oncology	40%	40%
3. Leadership – Enhance responsibilities of management in R&D responsibilities; review and harmonize technical writing	10%	10%

Based on these achievement levels, the committee determined Dr. Baeuerle’s individual goals to have been achieved at an aggregate level of 96%. However, in addition to the achievement of the personal goals set forth above, the compensation committee in its discretion considered Dr. Baeuerle’s contributions to our overall success in 2011, including his lead role in resolving specified operational issues. Taking into account these additional contributions, the committee adjusted its assessment upward and determined that Dr. Baeuerle’s personal goals had been achieved at an aggregate level of 106%.

Based on the achievement of 93% of our corporate goals for 2011 and the respective achievements of their personal goals by Mr. Phillips and Drs. Grau and Baeuerle, the incentive compensation payments for the named executive officers eligible to receive incentive compensation under the 2011 management incentive compensation plan were calculated as set forth in the following table:

Name	Target Bonus in% of Base Salary	Target Bonus ($)		Portion of Target Bonus Based on Achievement of Corporate Goals	Portion of Target Bonus Based on Achievement of Personal Goals	Percentage of 2011 Corporate Goals Achieved	Percentage of 2011 Personal Goals Achieved	Total Award ($)
Christian Itin(1)	60%	300,116		100%	0%	93%	n/a	279,108
Barclay Phillips	40%	135,960		75%	25%	93%	90%	125,423
Ulrich Grau(1)	50%	115,059	(2)	75%	25%	93%	98%	108,537
Patrick Baeuerle(1)	40%	152,059		75%	25%	93%	106%	146,357

(1)	The targets for and the awards to Drs. Itin, Grau and Baeuerle were determined and paid in Euros. We have converted Euros to U.S. Dollars using an exchange rate of $1.295 per Euro, which was the published rate from the OANDA Corporation currency database as of December 31, 2011.
(2)	The target for Dr. Grau was prorated based upon the portion of the year during which he was employed by us.

Long-term Compensation

Long-term compensation in the form of stock option grants is intended to incentivize our executives to pursue the creation of long-term stockholder value and is a meaningful component of our overall executive compensation package. The compensation committee believes that grants of stock options to our executive officers further aligns interests between each executive and our stockholders, and also maintains competitive levels of total compensation by providing an opportunity for increased equity ownership.

As part of our long-term compensation strategy, our compensation committee seeks to establish levels of option grants that it believes results in potential stock ownership levels that are generally consistent with equity ownership levels of similarly situated executives at other biotechnology companies. In making these decisions, our compensation committee generally does not take into account any stock ownership outside of the context of equity awards under our equity incentive plans, and we do not have any security ownership guidelines or requirements for our executive officers. However, based on individual circumstances, our compensation committee may authorize option grants that result in a higher potential stock ownership.

Our executive officers, along with all of our other employees, are eligible to participate in our equity incentive plans. Stock option grant levels are determined by the compensation committee based on data from the same group of peer companies described above. Option grants vary among executive officers based on their positions and performance and may be, but are not automatically, granted to our executives on an annual basis. Newly hired executive officers also typically receive stock option grants in connection with the start of employment. In addition, the compensation committee considers the competitive conditions applicable to the executive officer’s specific position. We believe this strategy is consistent with the approach of other companies at our stage of development in our industry and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

We believe that option-based compensation encourages retention of our executive officers, as the awards are generally designed to vest over time. Awards granted to new hires typically vest over four years, with one-fourth of the shares vesting on the first anniversary of the grant date, and the remainder vesting in equal monthly installments thereafter. Awards granted to existing employees generally vest on a monthly basis in equal installments over a three-year period from the date of grant. However, our compensation committee has the discretion to grant options with performance-based vesting criteria.

Stock options generally have a term of ten years from the date of grant. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights. We generally do not permit the early exercise of stock options prior to vesting.

According to the grant guidelines established by our compensation committee, option grants to executives become effective on the first day of the month following the decision of the compensation committee to make the option grant, with the exercise price being the closing price of our common stock on the effective date of the grant. This procedure provides transparency to our employees and our investors, and is intended to ensure that the exercise price of our options will not be subject to concerns that backdating of the options may have occurred at the time of grant. Our compensation committee does not have any plan or practice to coordinate stock option grants with our release of material non-public information or any other investor relations activities.

The table below entitled “Outstanding Equity Awards at December 31, 2011” summarizes the stock option holdings of our named executive officers as of December 31, 2011.

In connection with the executive compensation review in February 2011, the compensation committee approved option grants of 310,000 shares for Dr. Itin, 165,000 shares for Dr. Baeuerle, and 112,500 shares for Mr. Phillips. The options were granted with an effective date of March 1, 2011. In determining the size of these grants, the compensation committee considered the compensation consultant’s conclusion that the equity value of option grants to our executives in 2010, calculated using the Black-Scholes model, was generally above the 75th percentile for grants awarded by companies in our peer group, which had the effect of bringing our executives’ potential stock ownership levels — in terms of both equity value and number of shares — more in line with corresponding individuals in our peer companies. Accordingly, for 2011, the committee believed it was appropriate to award option grants at levels between the 50th and 75th percentile, with grants at the upper end of the range for executives that were over 75% vested in their equity holdings.

Dr. Grau received an option grant for 300,000 shares upon his commencement of employment in June 2011, which had an effective date of July 1, 2011. Mr. Lobacki received an option grant for 300,000 shares upon his commencement of employment in November 2011, which had an effective date of December 1, 2011. Each of these option grants was individually negotiated, but the compensation committee believed that the size of each grant was consistent with the initial grants generally made to other executive officers of our company.

Other Benefits

We make cash payments to our named executive officers who are based in Germany corresponding to the amounts that our German subsidiary would otherwise be making to the government-mandated pension and health insurance program, from which these executives are exempt. We also reimbursed or paid health insurance premiums of Drs. Itin and Baeuerle, long-term disability insurance premiums of Dr. Baeuerle, and costs related to tax advice provided to Dr. Itin. In addition, we hold a group accident insurance policy that covers all of our Germany-based employees, including those executives, in the event of accident-related disability or death.

Our named executive officers based in the United States are covered by a group health insurance plan for which we pay a portion of the insurance premium. In addition, these named executive officers receive reimbursements for life insurance and long-term disability insurance.

We believe that these benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

We do not provide pension arrangements or post-retirement health coverage for our executives or employees, nor do we provide any nonqualified defined contribution plans or other deferred compensation plans.

Change of Control and Termination Protection

We believe that reasonable severance benefits for our named executive officers are important because it may be difficult for them to find comparable employment within a short period of time. We also believe that it is important to protect our named executive officers in the event of a change of control transaction involving our company, as a result of which such officers might have their employment terminated. In addition, we believe that the interests of management should be aligned with those of our stockholders as much as possible, and we believe that providing protection upon a change of control is an appropriate counter to any disincentive such officers might otherwise perceive in regard to transactions that may be in the best interest of our stockholders. As part of our normal course of business, we engage in discussions with other biotechnology and pharmaceutical companies about possible collaborations and licensing transactions, as well as other ways in which the companies may work together to further our respective long-term objectives. We desire to encourage our management team to act in the best interests of our stockholders, even though their employment with us could be terminated as a result of an acquisition or other transaction. As a result of these considerations by our compensation committee, the employment agreements with our named executive officers provide for severance benefits to be paid if the executives are terminated under specified conditions, as well as benefits in connection with a change of control of our company.

Our employment agreements with our named executive officers provide each executive with severance benefits in the event his employment is terminated by us other than for cause, if the executive resigns for good reason or in the case of the permanent disability or death of the executive, as further described below.

Severance Benefits of Dr. Itin

Upon any termination of Dr. Itin’s employment, we will pay him any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his termination. In addition, to the extent we have not established any compensation plan or severance benefit that is more favorable than those listed below, Dr. Itin will receive the following severance benefits upon any termination by us without cause, by Dr. Itin for good reason, or in the event of disability (as these terms are defined in his employment agreement):

•	a lump sum payment equal to twelve months of base salary (or eighteen months upon termination within six months before or twelve months after a change of control);

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year;

•	an amount equal to the average of his annual bonuses for the three years prior to the date of termination;

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination, except that in the event of a change of control of our company, (1) 50% of his unvested stock awards will immediately become vested and exercisable on the date of the change of control, and if his stock awards are not converted, assumed or replaced by a successor, the stock awards will become fully vested and exercisable, (2) all of his outstanding stock awards will become vested six months after a change of control if he is still employed by us at that time, and (3) if his employment is terminated by us without cause, or if he resigns for good reason, within six months before or twenty-four months after a change of control, all of his remaining unvested stock awards will automatically vest and become exercisable;

•	twelve months of continued insurance premiums (or eighteen months if termination occurs within six months before or twelve months after a change of control) paid or reimbursed pursuant to the terms of his employment agreement at the time of termination; and

•	costs for outplacement services up to €15,000.

In the event of the death of Dr. Itin, his designated beneficiaries (or in the absence of any designation, his estate) will be entitled to receive the following benefits:

•	any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his death;

•	a lump sum payment equal to twelve months of base salary, subject to limitations;

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year, subject to limitations;

•	an amount equal to the average of his annual bonuses for the three years prior to the date of termination, subject to limitations; and

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination.

Severance Benefits of Dr. Grau

Upon any termination of Dr. Grau’s employment, we will pay him any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices at the time of his termination. In addition, to the extent we have not established any compensation plan or severance benefit that is more favorable than those listed below, Dr. Grau will receive the following severance benefits upon any termination by us without cause, by Dr. Grau for good reason, or in the event of disability (as these terms are defined in his employment agreement):

•	a lump sum payment equal to twelve months of base salary;

•	if termination occurs within six months prior to, or twelve months following, a change of control, an amount equal to the average of his bonuses for the three years prior to the date of termination;

•	in the event of a change of control of our company (1) if his stock awards are not converted, assumed or replaced by a successor, 100% of his unvested stock awards will immediately become vested and exercisable on the date of the change of control, and (2) if his employment is terminated by us without cause, or if he resigns for good reason, within six months before or twenty-four months after a change of control, all of his remaining unvested stock awards will automatically vest and become exercisable;

•	twelve months continued payment of insurance premiums paid or reimbursed pursuant to the terms of his employment agreement at the time of termination; and

•	the cost of outplacement services up to €15,000.

In the event of the death of Dr. Grau, his designated beneficiaries (or in the absence of any designation, his estate) will be entitled to receive the following benefits:

•	any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices at the time of his death; and

•	a lump sum payment equal to twelve months of base salary, subject to limitations.

Severance Benefits of Dr. Baeuerle

Upon any termination of Dr. Baeuerle, we will pay him any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his termination. In addition, to the extent we have not established any compensation plan or severance benefit that is more favorable than those listed below, Dr. Baeuerle will receive the following severance benefits upon any termination by us without cause, by Dr. Baeuerle for good reason, or in the event of disability (as these terms are defined in his employment agreement):

•	a lump sum payment equal to twelve months of base salary;

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year;

•	an amount equal to the average of his bonuses for the three years prior to the date of termination, prorated for the period of time served by him during the year of termination (except that such amount will be paid in full if the termination is within six months before or twelve months after a change of control);

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination, except that in the event of a change of control of our company (1) 50% of his unvested stock awards will immediately become vested and exercisable on the date of the change of control, and if his stock awards are not converted, assumed or replaced by a successor, the stock awards will become fully vested and exercisable, and (2) if his employment is terminated by us without cause, or if he resigns for good reason, within six months before or twenty-four months after a change of control, all of his remaining unvested stock awards will automatically vest and become exercisable;

•	twelve months continued payment of insurance premiums paid or reimbursed pursuant to the terms of his employment agreement at the time of termination; and

•	the cost of outplacement services up to €15,000.

In the event of the death of Dr. Baeuerle, his designated beneficiaries (or in the absence of any designation, his estate) will be entitled to receive the following benefits:

•	any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his death;

•	a lump sum payment equal to twelve months of base salary, subject to limitations;

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year, subject to limitations;

•	an amount equal to the average of his annual bonuses for the three years prior to the date of termination, subject to limitations; and

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination.

Severance Benefits of Mr. Phillips

Upon any termination of Mr. Phillips, we will pay him any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his termination. In addition, to the extent we have not established any compensation plan or severance benefit that is more favorable than those listed below, Mr. Phillips will receive the following severance benefits upon any termination by us without cause, by Mr. Phillips for good reason, or in the event of disability (as these terms are defined in his employment agreement):

•	a lump sum payment equal to twelve months of base salary;

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year;

•	an amount equal to the average of his bonuses for the three years prior to the date of termination, prorated for the period of time served by him during the year of termination (except that such amount will be paid in full if the termination is within six months before or twelve months after a change of control);

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination, except that in the event of a change of control of our company (1) 50% of his unvested stock awards will immediately become vested and exercisable on the date of the change of control, and if his stock awards are not converted, assumed or replaced by a successor, the stock awards will become fully vested and exercisable, and (2) if his employment is terminated by us without cause, or if he resigns for good reason, within six months before or twenty-four months after a change of control, all of his remaining unvested stock awards will automatically vest and become exercisable;

•	twelve months of COBRA premiums (or if continuation coverage is not available, the cost of conversion or individual coverage not to exceed two times the premium paid by the Company prior to termination), and continuation of payments for insurance coverage paid or reimbursed pursuant to the terms of his employment agreement at the time of termination for a period of up to twelve months; and

•	costs for outplacement services up to $15,000.

In the event of the death of Mr. Phillips, his designated beneficiaries (or in the absence of any designation, his estate) will be entitled to receive the following benefits:

•	any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices (other than the management incentive compensation plan) at the time of his death;

•	a lump sum payment equal to twelve months of base salary, subject to limitations;

•	any unpaid bonus amount earned under the management incentive compensation plan for the prior year, subject to limitations;

•	an amount equal to the average of his annual bonuses for the three years prior to the date of termination, subject to limitations;

•	acceleration of vesting of any stock awards that would have vested over the twelve month period following the date of termination; and

•	twelve months of COBRA premiums for his eligible dependents covered under our health insurance plan as of the date of termination (or if continuation coverage is not available, the cost of conversion or individual coverage not to exceed two times the premium paid by the Company prior to termination).

Severance Benefits of Mr. Lobacki

Upon any termination of Mr. Lobacki, we will pay him any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices at the time of his termination. In addition, to the extent we have not established any compensation plan or severance benefit that is more favorable than those listed below, Mr. Lobacki will receive the following severance benefits upon any termination by us without cause, by Mr. Lobacki for good reason, or in the event of disability (as these terms are defined in his employment agreement):

•	a lump sum payment equal to twelve months of base salary;

•	if termination occurs within six months prior to, or twelve months following, a change of control, an amount equal to the average of his bonuses for the three years prior to the date of termination;

•	in the event of a change of control of our company (1) if his stock awards are not converted, assumed or replaced by a successor, 100% of his unvested stock awards will immediately become vested and exercisable on the date of the change of control, and (2) if his employment is terminated by us without cause, or if he resigns for good reason, within six months before or twenty-four months after a change of control, all of his remaining unvested stock awards will automatically vest and become exercisable;

•	twelve months of COBRA premiums (or if continuation coverage is not available, the cost of conversion or individual coverage not to exceed two times the premium paid by the Company prior to termination), and continuation of payments for insurance coverage paid or reimbursed pursuant to the terms of his employment agreement at the time of termination for a period of up to twelve months;

•	in the event of a change of control of our company, reimbursement of up to $6,000 for legal fees with respect to determining whether good reason exists for termination; and

•	the cost of outplacement services up to $20,000.

In the event of the death of Mr. Lobacki, his designated beneficiaries (or in the absence of any designation, his estate) will be entitled to receive the following benefits:

•	any accrued but unpaid base salary and paid time off as of the date of termination and any other amounts to which he was entitled under our bonus or compensation plans or practices at the time of his death;

•	a lump sum payment equal to twelve months of base salary, subject to limitations; and

•	twelve months of COBRA premiums for his eligible dependents covered under our health insurance plan as of the date of termination (or if continuation coverage is not available, the cost of conversion or individual coverage not to exceed two times the premium paid by the Company prior to termination).

If the employment of each named executive officer had been terminated due to death, permanent disability, termination without cause or termination for good reason as of December 31, 2011, the estimated maximum benefits that each would have received under their employment agreements are set forth in the table below. For amounts payable in Euros, we have used an exchange rate of $1.295 per Euro, which was the published rate from the OANDA Corporation currency database as of December 31, 2011.

	Payments Receivable upon Termination from Death,
	Permanent Disability, Termination without Cause or Termination for Good Reason
Name	Salary Continuation Due upon Termination from Death ($)	Bonus Due upon Termination from Death ($)	Other Compensation Due upon Termination from Death ($) (1)		Intrinsic Value of Additional Vested Stock Options Due upon Termination from Death ($) (2)	Total Receivable due upon Termination from Death ($)	Incremental Change in Salary Continuation and Bonus due upon Termination for Disability, without Cause or with Good Reason ($)	Incremental Change in Other Compensation due upon Termination for Disability, without Cause or with Good Reason (3) ($)	Total Receivable due to Termination for Disability, without Cause or for Good Reason ($)
Christian Itin	500,194	185,202	—		185,314	870,711	—	41,212	911,923
Barclay Phillips	339,900	113,850	23,439		106,793	583,982	—	25,268	609,250
Patrick Baeuerle	380,147	110,055	—		102,788	592,990	—	61,544	654,534
Ulrich Grau	420,875	—	—		—	420,875	—	42,004	462,879
Joseph Lobacki	375,000	—	18,000	(4)	—	393,000	—	20,000	413,000

(1)	Amounts in this column consist of payments for continuation of health insurance coverage.
(2)	The intrinsic value of additional stock options shown above is the difference between the closing stock price of $7.19 per share on December 30, 2011 and the exercise price, multiplied by the number of additional shares that would have vested upon termination.
(3)	Amounts in this column consist of the cost of outplacement services and payments for health, life, and disability insurance coverage.
(4)	This amount is an estimate of 12 months of COBRA premiums that Mr. Lobacki’s eligible dependents would be eligible to receive if Mr. Lobacki enrolls in our group health insurance plans prior to a termination of his employment due to death.

If we had entered into a change of control transaction on December 31, 2011 and if the employment of each of the named executive officers had been terminated as of December 31, 2011, and such termination was without cause or for good reason the maximum estimated benefits that each named executive officer would have received under their employment agreements are set forth in the following table. For amounts payable in Euros, we have used an exchange rate of $1.295 per Euro, which was the published rate from the OANDA Corporation currency database as of December 31, 2011.

	Payments Receivable upon Termination in Connection with Change of Control
Name	Intrinsic Value of Additional Vested Stock Options Upon Change of Control ($)(1)		Salary Continuation ($)	Bonus ($)	Other Compensation ($) (2)		Maximum Outplacement Costs ($)	Intrinsic Value of Additional Vested Stock Options Upon Termination ($) (1)	Total Receivable due to Termination in Connection with Change of Control ($)
Christian Itin	180,491	(3)	750,291	185,202	32,681		19,425	180,491	1,348,580
Barclay Phillips	75,897	(3)	339,900	113,850	33,707		15,000	75,897	654,250
Patrick Baeuerle	62,544	(3)	380,147	110,055	42,119		19,425	62,544	676,834
Ulrich Grau	—	(4)	420,875	108,537	22,579		19,425	423,000	994,416
Joseph Lobacki	—	(4)	375,000	—	18,000	(5)	20,000	252,000	665,000

(1)	The intrinsic value of additional stock options which would vest upon a change of control of Micromet and upon a termination in connection with a change of control of Micromet is based upon a closing stock price of $7.19 per share on December 30, 2011.
(2)	Amounts in this column consists of payments to the named executive officers for continuation of health, disability and life insurance coverage.
(3)	In the event of a change of control of Micromet, on December 31, 2011, 50% of the unvested stock options would have vested at the time of the ownership change. The remaining 50% vest if the executive officer is terminated within twenty-four months thereafter, except that in the case of Dr. Itin only, any remaining unvested stock awards will become vested and exercisable on the six-month anniversary of the date of the change of control even if he is employed by us at that time.
(4)	These entries assume that the stock options would be converted, assumed or replaced by the successor entity; if such options were not converted, assumed or replaced, then all unvested options would accelerate upon the change of control event.
(5)	This amount is an estimate of 12 months of COBRA premiums that Mr. Lobacki would be eligible to receive if he enrolls in our group health insurance plans prior to a termination of his employment in connection with a change of control.

Impact of Financial Accounting and Tax Considerations on Compensation Decisions

As described in greater detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, we account for stock-based compensation provided to our employees in accordance with ASC Topic 718, which requires us to estimate the fair value of stock-based compensation at the time of the award and record that value as an expense over the vesting period of the award. Applicable accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

We structure cash bonuses so that they are taxable to our executive officers at the time they are paid. We currently intend that all cash compensation paid will be tax deductible by us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the recipient. With respect to equity and cash compensation, we generally seek to structure such awards so that they do not constitute “deferred compensation” under Section 409A of the Code, thereby avoiding penalties and taxes applicable to deferred compensation.

Limitations on deductibility of compensation may occur under Section 162(m) of the Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

The non-performance based compensation paid in cash to our executive officers in 2011 did not exceed the $1 million limit per officer. Our equity incentive plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to at least the fair market value of the option shares on the date of grant will qualify as performance-based compensation and therefore not be subject to the deduction limitation.

Compensation Risks

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Compensation Committee Interlocks and Insider Participation

During 2011, our compensation committee consisted of Messrs. Benjamin and Berriman and Drs. Carter, Dhingra and Johann. Mr. Berriman was a member of the committee until his resignation from the committee in March 2011 and Mr. Benjamin was a member of the committee until his death in February 2011. None of the five directors who served as members of our compensation committee during 2011 is a present or former officer or employee of our company, nor did such members engage in any transaction or relationship requiring disclosure in this report under the section titled “Certain Relationships and Related Transactions.”

No executive officer of our company served as a director or member of the compensation committee (or other board committee performing equivalent functions) of any other entity during the last fiscal year, one of whose executive officers served on our board of directors or compensation committee.

Consideration of Say-on-Pay Results

The compensation committee considered the results of our 2011 advisory, non-binding "say-on-pay" proposal in connection with the performance of its responsibilities. Because over 98% of the shares voted on the "say on pay" proposal approved the compensation of our named executive officers described in our proxy statement in 2011, the committee did not implement significant changes to our executive compensation program as a result of the stockholder advisory vote.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this report. Based on this review and discussion, the compensation committee has recommended to the board that the CD&A be included in this report.

Dr. Michael G. Carter, Chairman

Dr. Kapil Dhingra

Dr. Peter Johann

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SUMMARY COMPENSATION TABLE

The following table shows, for the fiscal years ended December 31, 2011, 2010 and 2009, compensation awarded or paid to, or earned by our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers during the fiscal year ended December 31, 2011. We refer to these individuals in this proxy statement as the “named executive officers.” For amounts paid in 2011 in Euros, we have used the exchange rate published from the OANDA Corporation currency database as of the end of the applicable year. As of December 31, 2011 and 2010, this rate was $1.295 and $1.3252 per Euro, respectively.

 Summary Compensation Table for Fiscal 2011

Name and Principal Position	Year	Salary ($)		Bonus	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)		Total (4) ($)
Christian Itin	2011	500,194		—	1,152,828	279,108	47,942	(12)	1,980,072
President, CEO	2010	496,988		—	1,879,860	253,464	22,559		2,652,871
	2009	385,927		—	210,250	173,667	21,589		791,433

Barclay Phillips	2011	339,900		—	418,365	125,423	38,275	(11)	921,963
SVP, CFO	2010	330,000		—	746,415	113,850	135,544	(5)	1,325,809
	2009	306,000		13,644	78,844	—	111,968	(5)	510,456

Patrick Baeuerle	2011	380,147		—	613,602	146,357	42,119		1,182,225
SVP, CSO	2010	377,711		—	995,220	132,954	43,264	(6)	1,549,149
	2009	341,821		—	131,406	110,391	24,072		607,690

Ulrich Grau	2011	230,318	(7)	—	1,072,080	108,537	64,030	(8)	1,474,965
EVP, COO

Joseph Lobacki	2011	32,670	(9)	—	1,167,000	—	—	(10)	1,199,670
SVP, CCO

(1)	Amounts in this column represent the grant date fair value of options granted during the indicated year, rather than an amount paid to or realized by the named executive officer. These amounts were calculated utilizing the provisions of ASC 718, using a Black-Scholes pricing model and assuming no forfeiture of awards. Because a portion of the awards listed for 2009 were subject to a performance-based vesting condition, the corresponding amounts represent the fair value based on the probable outcome of the condition as of the date of grant; for the 2009 performance-based awards, we determined that, as of the grant date, the achievement of the vesting conditions was not probable and, accordingly, the grant date fair value of such awards was zero. Assuming maximum performance of the vesting conditions, the grant date fair value of all 2009 awards would have been as follows: for Dr. Itin, $412,270, for Dr. Baeuerle, $257,669, and for Mr. Phillips, $154,602. For additional information regarding assumptions made by us in valuing equity awards under ASC 718, see Notes 3 and 12 to our consolidated financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
(2)	Amounts in this column consist of the total performance-based compensation earned by the named executive officers under the incentive compensation plans for service rendered in the indicated year, which amounts were awarded in the first quarter of the following year. A discussion of the methodology by which the awards for 2011 were determined is set forth in the “Compensation Discussion and Analysis” section of this report.
(3)	Amounts in this column for our Germany-based named executive officers consist of payments to the named executive officer in lieu of payments on the officer’s behalf into the German state pension fund and for health and long-term disability insurance premiums, and for our US-based named executive officers consists of payments to or on behalf of the named executive officers for health, dental, life and long-term disability insurance coverage.
(4)	The dollar values in this column for each named executive officer represent the sum of all compensation referenced in the preceding columns.
(5)	Includes relocation allowances of $102,815 in 2010 and $84,622 in 2009 (including $42,749 and $35,184, respectively, of tax reimbursement on the fair market value of the allowance).
(6)	Includes payments for long-term disability insurance coverage.
(7)	Dr. Grau joined Micromet in June 2011. The salary amount listed in this table is based on an annual salary of €325,000.
(8)	Includes relocation allowance of €40,000.
(9)	Mr. Lobacki joined Micromet in November 2011. The salary amount listed in this table is based on an annual salary of $375,000.
(10)	Mr. Lobacki’s employment agreement provides for the reimbursement of up to $3,000 in legal fees associated with the review and negotiation of such agreement. This amount was paid in 2012.
(11)	Includes $4,568 in matching contributions under our 401(k) plan in 2011.
(12)	Includes $26,155 for reimbursement of legal fees.

The following table shows for the fiscal year ended December 31, 2011, certain information regarding grants of plan-based awards to the named executive officers:

Grants of Plan-Based Awards in Fiscal 2011

Name	Grant Date	Date of Compensation Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($) (1)	Target ($) (2)		Maximum ($) (3)

Christian Itin	3/1/11	2/23/11	9,003	300,116		—	310,000	5.83	1,152,828
Barclay Phillips	3/1/11	2/23/11	849	135,960		—	112,500	5.83	418,365
Patrick Baeuerle	3/1/11	2/23/11	950	152,059		—	165,000	5.83	613,602
Ulrich Grau	7/1/11	5/31/11	575	115,159	(4)	—	300,000	5.78	1,072,080
Joseph Lobacki	12/1/11	11/29/11	—	—		—	300,000	6.35	1,167,000

(1)	In the table above, the “Threshold” column represents the smallest total bonus that would have been paid in 2011 to each named executive officer under the management incentive compensation plan if (i) with respect to Dr. Itin, we had achieved only the one corporate goal with the smallest weighting, and (ii) with respect to the other named executive officers, if we had not achieved any of the specified corporate goals and the executive officer achieved only the one individual goal with the smallest weighting. Actual bonuses earned by the named executive officers during 2011 are described above under “Executive Compensation — Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Short-Term Compensation — Annual Cash Bonus.”

(2)	The “Target” column represents the amount payable if we had achieved all of the corporate goals and the executive officer achieved all of his personal goals.

(3)	Our 2011 management incentive compensation plan does not include a maximum amount that can be received under the plan. Based on the determinations made by the compensation committee with respect to the achievement of corporate and personal goals during 2011, the named executive officers will receive a payout under the plan that is less than the amount of the target bonus.

(4)	Dr. Grau participated in the management incentive compensation plan for 2011 on a prorated basis.

Outstanding Equity Awards as of December 31, 2011

The following table shows, as of December 31, 2011, certain information regarding outstanding equity awards for the named executive officers, all of which are unexercised stock options.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Date of Grant	Option Exercise Price ($)	Option Expiration Date
Christian Itin	340,772	—		5/5/06	1.66	5/4/16
	750,000	—		6/10/07	2.56	6/09/17
	150,000	—		4/1/08	1.75	3/31/18
	42,857	—		4/1/08	1.75	3/31/18
	88,888	11,112	(1)	4/1/09	3.16	3/31/19
	58,333	—		4/1/09	3.16	3/31/19
	188,889	151,111	(1)	4/1/10	8.08	3/31/20
	77,500	232,500	(1)	3/1/11	5.83	2/28/21

Barclay Phillips	3,333		—		6/10/04	28.95	6/9/14
	3,333		—		6/13/05	8.46	6/12/15
	35,000	(3)	—		5/5/06	6.63	5/4/16
	2,500	(3)	—		5/6/07	6.63	5/5/17
	243,750		56,250	(2)	9/1/08	6.23	8/31/18
	21,875		—		4/1/09	3.16	3/31/19
	33,333		4,167	(1)	4/1/09	3.16	3/31/19
	75,000		60,000	(1)	4/1/10	8.08	3/31/20
	28,125		84,375	(1)	3/1/11	5.83	2/28/21

Patrick Baeuerle	272,253		—		5/5/06	1.66	5/4/16
	300,000		—		6/10/07	2.56	6/9/17
	100,000		—		4/1/08	1.75	3/31/18
	32,143		—		4/1/08	1.75	3/31/18
	55,556		6,944	(1)	4/1/09	3.16	3/31/19
	36,458		—		4/1/09	3.16	3/31/19
	100,000		40,000	(1)	4/1/10	8.08	3/31/20
	41,250		123,750	(1)	3/1/11	5.83	2/28/21

Ulrich Grau	—		300,000	(2)	7/1/11	5.78	6/30/21

Joseph Lobacki	—		300,000	(2)	12/1/11	6.35	11/30/21

(1)	The shares underlying these grants vest over a three-year period from the date of grant in equal monthly installments.
(2)	Twenty-five percent of the shares underlying this option vested, or will vest, on the first anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter.
(3)	This option was received by Mr. Phillips in his capacity as a director prior to his separation from Vector Fund. In connection with the wind down of that entity, Mr. Phillips continues to hold this option for the benefit of Vector Fund Management or its assigns. However, Mr. Phillips disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein.

OPTION EXERCISES AND STOCK VESTED

None of the named executive officers exercised any stock options during 2011, and no awards of shares of our common stock vested during 2011.

PENSION BENEFITS

None of our named executive officers participates in or has account balances in non-qualified defined benefit plans or supplemental executive retirement plans sponsored by us.

NON-QUALIFIED DEFERRED COMPENSATION

None of our named executive officers participates in or has account balances in any non-qualified defined contribution plans or other deferred compensation plans maintained by us.

DIRECTOR COMPENSATION

Cash Compensation

Pursuant to our Director Compensation Policy, non-employee directors receive an annual retainer fee of $45,000 paid in quarterly installments. Our chairman receives an additional annual retainer fee of $230,000, paid monthly in advance.

In addition, pursuant to our Director Compensation Policy, non-employee directors who serve on a committee of our board of directors receive additional annual committee retainers paid in quarterly installments. Each non-employee director who serves on (i) our audit committee (other than the chairman of our audit committee) receives an annual committee retainer of $10,000, (ii) our compensation committee (other than the chairman of our compensation committee) receives an annual committee retainer of $7,500 and (iii) our nominating & corporate governance committee (other than the chairman of our nominating & corporate governance committee) receives an annual committee retainer of $5,000. The chairmen of our audit committee, compensation committee and nominating & corporate governance committee each receive an annual committee retainer of $20,000, $15,000 and $10,000 respectively.

Equity Compensation

Pursuant to our Director Compensation Policy, each non-employee director, other than the chairman of the board, receives a non-qualified stock option to purchase 40,000 shares of our common stock upon the initial appointment or election to the board. The chairman receives a non-qualified stock option to purchase 80,000 shares of our common stock upon the initial appointment. One third of the initial option vests on the first anniversary of the date of grant, with the remainder vesting in equal installments at the end of each calendar month over a period of two years such that each stock option is 100% vested on the third anniversary of its date of grant, subject to a director’s continuing service on the board through each vesting date.

On the date of each annual meeting of stockholders, all non-employee directors, other than the chairman of the board, receive a non-qualified stock option to purchase 25,000 shares of our common stock, and the chairman receives a non-qualified stock option to purchase 50,000 shares of our common stock. Each of these options vests in equal installments at the end of each calendar month over a period of one year from the date of grant, such that each stock option is 100% vested on the first anniversary of the date of grant, subject to a director’s continuing service on the board through each vesting date.

Upon the successful consummation of the proposed merger with Amgen, the portion of each outstanding option to purchase shares of our common stock that is not vested as of the effective time of the merger and that is held by a non-employee member of our board of directors will be subject to accelerated vesting and become exercisable in full upon the effective time of the merger and cashed-out in the same manner as other vested options.

The following table shows for the fiscal year ended December 31, 2011 certain information with respect to the compensation of all of our non-employee directors. Dr. Itin did not receive any compensation as a director in 2010. Dr. Itin’s compensation in his capacity as our President and Chief Executive Officer has been fully reflected in the Summary Compensation Table contained in this report.

NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL YEAR 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
John E. Berriman	58,203	84,433	(2)	142,636
Michael G. Carter	57,203	84,433	(2)	141,636
Kapil Dhingra	50,793	84,433	(2)	135,226
David F. Hale	269,444	168,865	(2)	438,309
Peter Johann	57,733	118,209	(2)	175,942
Joseph P. Slattery	60,142	84,433	(2)	144,575

(1)	Amounts in this column represent the full grant date fair value of options granted during 2011, rather than an amount paid to or realized by the director. These amounts were calculated utilizing the provisions of ASC 718, using a Black-Scholes pricing model and assuming no forfeiture of awards granted to the director. For additional information regarding assumptions made by us in valuing equity awards under ASC 718, see Notes 3 and 12 to our consolidated financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

(2)	The aggregate number of shares underlying option awards outstanding at December 31, 2011 and held by each non-employee director was as follows: 138,155 shares for Mr. Berriman, 154,821 shares for Dr. Carter, 90,000 shares for Dr. Dhingra, 916,415 shares for Mr. Hale, 120,000 shares for Dr. Johann, which are held in the name of NGN Capital LLC, and 127,500 shares for Mr. Slattery.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of January 25, 2012, immediately prior to the execution of the Merger Agreement with Amgen, by: (i) each currently serving director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all of our currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o Micromet, Inc., 9201 Corporate Boulevard, Suite 400, Rockville, MD 20850.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Right to Acquire Beneficial Ownership Under Options or Warrants Exercisable Within 60 Days	Percent of Total
5% Stockholders:
Entities affiliated with Fidelity Research and Management Company(2) 82 Devonshire Street Boston, MA 02109	13,798,424	—	14.9%
Entities affiliated with Columbia Wanger Asset Management, LLC(3) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	8,951,836	—	9.7
BB Biotech AG(4) Vordergrasse 3 CH-8200 Schaffhausen, Switzerland	6,681,397	—	7.2
Entities affiliated with BlackRock, Inc.(5) 40 East 52nd Street New York, NY 10022	5,806,465	—	6.3
Entities affiliated with Baker Brothers(6) 667 Madison Avenue, 17th Floor New York, NY 10065	9,157,991	—	9.9
Named Executive Officers and Directors:
Christian Itin	2,885	1,759,739	1.9
Barclay A. Phillips(7)	1,483	488,748	*
Patrick A. Baeuerle	16,266	971,617	1.1
David F. Hale(8)	121,951	867,161	1.1
John E. Berriman(9)	11,765	135,435	*
Michael G. Carter	1,514	148,571	*
Kapil Dhingra	—	83,750	*
Peter Johann(10)	3,269,900	1,162,263	4.7
Joseph P. Slattery(11)	5,883	123,015	*
Joseph Lobacki(12)	—	—	*
Ulrich Grau(12)	—	—	*
All currently serving executive officers and directors as a group (14 persons)	3,431,647	7,108,281	10.6%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and in certain cases upon information contained in Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 92,375,454 shares outstanding on January 25, 2012, adjusted as required by rules promulgated by the SEC.

(2)	Amount was reported on a Schedule 13G/A filed on February 14, 2012. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 13,798,424 shares of common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Growth Company Fund, amounted to 9,204,638 shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and the funds, each has sole power to dispose of the 13,797,757 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

(3)	Amount was reported on a Schedule 13G/A filed on February 13, 2012 by Columbia Wanger Asset Management, LLC. The shares reported includes shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by Columbia Wanger Asset Management, LLC.

(4)	Amount was reported on a Schedule 13G/A filed on February 7, 2012 by BB Biotech AG (“BB Biotech”) residing in Schaffhausen, Switzerland on behalf of Biotech Target N.V., residing in Netherlands Antilles.

(5)	Amounts were reported on a Schedule 13G/A filed on February 13, 2012. BlackRock, Inc. is the parent holding company of the following subsidiaries that acquired the shares reported: BlackRock Japan Co Ltd., Blackrock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, Blackrock Advisors, LLC, and Blackrock Investment Management, LLC.

(6)	Amounts were reported on a Schedule 13G/A filed on February 14, 2012. Consists of shares held of record and immediately exercisable warrants to purchase shares held by Baker Tisch Investments, L.P.; Baker Bros. Investments II, L.P.; 667, L.P.; Baker Brothers Life Sciences, L.P.; and 14159, L.P. The Schedule 13G/A did not separately report shares held of record and shares underlying warrants; for purposes of this table, all reported securities are shown as shares held directly. By virtue of their ownership of entities that have the power to control the investment decisions of these limited partnerships, Felix J. Baker and Julian C. Baker may each be deemed to be beneficial owners of securities owned by such entities and may be deemed to have shared power to vote or direct the vote of and shared power to dispose or direct the disposition of such securities.

(7)	Certain of the option shares were issued while Mr. Phillips served as a director of Micromet, Inc. and was a partner at Vector Fund Management, LP. Under the terms of the Vector Fund Management Limited Partnership Agreement and the subsequent winding up of the partnership, Mr. Phillips disclaims beneficial ownership of options to purchase 37,500 shares that are exercisable within 60 days of January 25, 2012.

(8)	Consists of 103,786 shares of common stock held of record by the Hale Family Trust, dated February 10, 1986, of which Mr. Hale is a co-trustee, and 18,165 shares of common stock held of record by Hale BioPharma Ventures. Mr. Hale holds options to purchase an aggregate of 858,078 shares that are exercisable within 60 days of January 25, 2012, of which options to purchase 91,567 shares have an exercise price of $23.79 or higher. Also includes immediately exercisable warrants to purchase 9,083 shares held of record by Hale BioPharma Ventures, LLC.

(9)	Consists of 11,765 shares held of record, immediately exercisable warrants to purchase 3,530 shares of common stock and 131,905 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.

(10)	Includes of 1,885,218 shares held of record and immediately exercisable warrants to purchase 606,509 shares by NGN Biomed Opportunity I, L.P.; 1,362,917 shares held of record and immediately exercisable warrants to purchase 438,474 shares by NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG; and 113,750 shares of common stock issuable upon exercise of stock options held by NGN Capital LLC and exercisable within 60 days of January 25, 2012. Dr. Johann is the managing general partner of NGN Capital LLC, which is the sole general partner of the general partner of NGN Biomed Opportunity I, L.P. and is also the managing limited partner of NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG. As a result, Dr. Johann may be deemed to share voting and dispositive power with respect to the securities beneficially held by these entities and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Also includes 21,765 shares held of record and immediately exercisable warrants to purchase 3,530 shares held by Dr. Johann.

(11)	Consists of 5,883 shares held of record, immediately exercisable warrants to purchase 1,765 shares of common stock and 121,250 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.

(12)	Dr. Grau and Mr. Lobacki were each granted an option to purchase 300,000 shares in connection with their employment by the Company in June and November 2011, respectively. Twenty-five percent of the shares underlying these options will vest on the first anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	12,776,304	$5.30	579,443
Equity compensation plans not approved by security holders(2)	1,251,929	$3.30	2,424
Total	14,028,233	$5.18	581,867

(1)	Includes the 2003 Amended and Restated Equity Incentive Plan and the Employee Stock Purchase Plan. Under the original terms of the 2003 Amended and Restated Equity Incentive Plan, on January 1 of each year during the initial ten-year term of such plan, the number of shares which may be issued under such plan would be increased by the least of (i) five percent (5%) of the Company's outstanding shares on such date, (ii) 2,500,000 shares or (iii) a lesser amount determined by the board (the “Evergreen Provision”). Effective January 1, 2011, pursuant to the Evergreen Provision, the number of shares remaining available for issuance under such plan was increased by 2,500,000. Pursuant to an amendment to this plan in February 2011, the Company’s compensation committee now has the discretion to accelerate the availability of any or all of the additional 5,000,000 shares that are potentially available for issuance pursuant to the Evergreen Provision during the remainder of the plan’s ten-year term. At the same time, the compensation committee exercised this authority to increase the number of shares available for grant by 1,000,000 shares. No shares are currently outstanding under the Employee Stock Purchase Plan and 264,819 shares remain available under that plan.

(2)	Consists of the 2006 Equity Incentive Award Plan and the Third Amended and Restated 2000 Stock Incentive Award Plan.

Descriptions of our equity incentive plans that were not approved by our stockholders are contained in Note 12 to the consolidated financial statements contained in this report.

Agreement and Plan of Merger

On January 25, 2012, Micromet entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Amgen and Armstrong Acquisition Corp., a wholly owned subsidiary of Amgen, referred to as the Purchaser. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser has commenced a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of Micromet, including with the associated preferred share purchase rights, which we refer to collectively as the Shares, at a price of $11.00 per share in cash.

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of Micromet, the Purchaser will merge with and into Micromet, with Micromet surviving as a wholly owned subsidiary of Amgen. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by Micromet, Amgen, Purchaser, any subsidiary of Amgen or by stockholders of Micromet who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive $11.00 per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, the surviving corporation in the merger will assume all currently outstanding warrants to acquire Shares, which will convert into warrants exercisable for an amount of cash to which the holders of such warrants would have been entitled to receive in the merger had they exercised their warrants to acquire Shares prior to the closing of the merger.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Person Transactions Policy and Procedures

Under its charter, our audit committee is responsible for reviewing and approving all related party transactions. We annually require each of our directors and executive officers to complete a director and officer questionnaire that elicits information about related person transactions, including any such transactions which are required to be disclosed under the rules of the SEC. In addition, under our Code of Ethics, our directors, officers and employees are expected to avoid conflicts of interest with us and are required to report any such conflicts of interest to our General Counsel or, in the case of our directors, to the full board. Our audit committee reviews all such transactions and relationships which come to its attention either through the director and officer questionnaires or otherwise, and considers whether to approve or take other appropriate action with respect to such transactions or relationships.

Certain Related-Person Transactions

We have entered into indemnity agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws.

Independence of the Board of Directors

Under the NASDAQ listing rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board consults with our outside legal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time. Consistent with these considerations, after review of all identified relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, the board has affirmatively determined that each of Mr. Berriman, Dr. Carter, Dr. Dhingra, Mr. Hale, Dr. Johann and Mr. Slattery is an independent director within the meaning of the applicable NASDAQ listing rules. Mr. Benjamin, who served as a member of our board of directors until his death in February 2011, was also determined to be independent in accordance with NASDAQ listing rules. In making these determinations, the board found that none of these directors had a material or other disqualifying relationship with us. Dr. Itin, our President and Chief Executive Officer, is not an independent director by virtue of his current employment by us. Dr. Itin does not serve on any of the committees of the board of directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for services provided by Ernst & Young LLP for fiscal years 2011 and 2010. All fees set forth below were approved by the audit committee.

	Fiscal Year Ended
	2011	2010
	(In thousands)
Audit Fees(1)	$789	$807
Tax Fees	32	28
Total Fees	$821	$835

(1)	Includes fees for the integrated audits of our annual financial statements for 2011 and 2010 included in our Annual Reports on Form 10-K, including the effectiveness of internal control over financial reporting, the reviews of our interim period financial statements for 2011 and 2010 included in our quarterly reports on Form 10-Q and related services that are normally provided in connection with regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. The audit committee has delegated pre-approval authority to its chairman when expedition of services is necessary. These services may include audit services, audit-related services, tax services and other services. The audit committee has determined that the provision of non-audit services by Ernst & Young LLP is compatible with maintaining the independence of our registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report or incorporated by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2012, by and among the Registrant, Amgen Inc. and Armstrong Acquisition Corp., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 27, 2012.
2.2	Form of Tender and Support Agreement, dated January 25, 2012, by and among Amgen Inc., Armstrong Acquisition Corp. and certain stockholders of the Registrant, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 27, 2012.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.01 of Form 10-Q for the quarter ended September 30, 2003 (File No. 000-50440), filed December 11, 2003.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004, as amended by a Certificate of Amendment, effective June 24, 2011, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 28, 2011.
3.4	Amended and Restated Bylaws, effective June 22, 2011, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 28, 2011.
4.1	Form of Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.
4.2	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of November 3, 2004, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed November 8, 2004.
4.3	First Amendment to Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated as of March 17, 2006, incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed March 20, 2006.
4.4	Second Amendment to Rights Agreement, dated as of January 25, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 27, 2012.

4.5	Form of Warrant to Purchase Common Stock, dated May 5, 2006, incorporated herein by reference to Exhibit 4.8 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
4.6	Form of Warrants to purchase an aggregate of 555,556 shares of Common Stock, in favor of funds affiliated with NGN Capital, LLC, dated July 24, 2006, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed July 26, 2006.
4.7	Form of Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.8	Form of Alternate Common Stock Purchase Warrant, dated June 22, 2007, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed June 21, 2007.
4.9	Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.
4.10	Alternate Form of Warrant to Purchase Common Stock dated October 2, 2008, incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed October 6, 2008.
4.11	Registration Rights Agreement dated December 1, 2008 between the Registrant and Kingsbridge Capital Limited, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 2, 2008.
10.1(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Christian Itin, effective as of May 6, 2011, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 000-50440), filed August 5, 2011.
10.2(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barclay Phillips, effective as of May 6, 2011, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2011 (File No. 000-50440), filed August 5, 2011.
10.3(#)	Amended and Restated Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, effective as of May 6, 2011, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2011 (File No. 000-50440), filed August 5, 2011.
10.4(#)	Amendment to Executive Employment Agreement, by and between the Registrant and Patrick Baeuerle, effective as of January 24, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 27, 2012.
10.5(#)	Executive Employment Agreement, by and between the Registrant and Ulrich Grau, effective as of June 14, 2011, incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2011 (File No. 000-50440), filed August 5, 2011.

10.6(#)	Executive Employment Agreement, by and between the Registrant and Joseph Lobacki, effective as of November 30, 2011, incorporated herein by reference to Exhibit 99(e)(9) of the Registrant’s Recommendation Statement on Schedule 14D-9 (File No. 005-79337), filed February 2, 2012.
10.7(#)	2011 Management Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2011 (File No. 000-50440), filed May 10, 2011.
10.8(#)	Non-Employee Director Compensation Policy, filed herewith.
10.9(#)	Third Amended and Restated 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.10(#)	Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-110085), filed October 30, 2003.
10.11(#)	Amended and Restated 2003 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-163839), filed December 18, 2009.
10.12(#)	2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.13(#)	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers, incorporated herein by reference to Exhibit 10.9 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed September 16, 2003.
10.14	Office Building Lease Agreement dated April 1, 2007 between Micromet, Inc. and Second Rock Spring Park Limited Partnership, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.15(@)	Lease Agreement by and between Micromet AG and GEK Grundstücksverwaltungsgesellschaft mbH & Co. Objekt Eins KG, dated December 10, 2002, as amended, incorporated herein by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.
10.16(&)	Sublease Agreement, dated June 15, 2007, by and between Micromet AG and Roche Diagnostics GmBH, incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.
10.17(@)	Lease Agreement by and between Micromet AG and KFV Immobilienverwaltungs GmbH, dated November 4, 2009, incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2009 (File No. 000-50440), filed March 5, 2010.
10.18	Standard Industrial/Commercial Single-Tenant Lease-Net, by and between the Registrant and Blackmore Airport Centre, dated August 31, 2001, incorporated herein by reference to Exhibit 10.01 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

10.19	Sublease Agreement, by and between the Registrant and Genoptix, Inc., dated as of April 26, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed May 1, 2006.

10.20	Amendment No. 1 to Sublease dated April 2, 2007 by and between Micromet, Inc. and Genoptix, Inc., incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50440), filed May 10, 2007.

10.21	Lease, by and between Spieker Properties, L.P. and John Wayne Cancer Institute, made as of July 22, 1999, incorporated herein by reference to Exhibit 10.02 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

10.22	Agreement of Lease Assignment, by and between the Registrant and John Wayne Cancer Institute, dated as of August 4, 2000, incorporated herein by reference to Exhibit 10.03 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

10.23	First Amendment to Lease, by and between the Registrant (as successor in interest to John Wayne Cancer Institute) and EOP — Marina Business Center, L.L.C. (as successor in interest to Spieker Properties, L.P.), entered into as of October 1, 2001, incorporated herein by reference to Exhibit 10.04 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

10.24	Second Amendment to Lease, by and between the Registrant and EOP — Marina Business Center, L.L.C., entered into as of September 4, 2002, incorporated herein by reference to Exhibit 10.05 of Registrant’s Registration Statement on Form S-1 (File No. 333-107993), filed August 14, 2003.

10.25	Third Amendment to Lease, by and between the Registrant and CA — Marina Business Center Limited Partnership, entered into as of November 14, 2003, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed December 29, 2004.

10.26	Fourth Amendment to Lease, by and between the Registrant and Marina Business Center, LLC, entered into as of January 18, 2005, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed January 20, 2005.

10.27	Fifth Amendment to Lease, by and among the Registrant, Marina Business Center, LLC, and American Bioscience, Inc., dated as of April 18, 2006, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50440), filed May 10, 2006.

10.28	Assignment and Assumption of Lease, by and between the Registrant and American Bioscience, Inc., effective as of May 1, 2006, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50440), filed April 20, 2006.

10.29(%)	Termination and License Agreement, by and between MedImmune, LLC and Micromet AG, dated as of November 4, 2009, incorporated herein by reference to Exhibit 10.33 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.

10.30(%)	Development and Supply Agreement, by and between Lonza Sales AG and Micromet AG, dated as of November 23, 2009, incorporated herein by reference to Exhibit 10.34 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.

10.31(%)	BiTE Research Collaboration Agreement, by and between Micromet AG and MedImmune, Inc., dated June 6, 2003, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.32(%)	Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated January 12, 2009, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2009 (File No. 000-50440), filed May 11, 2009.

10.33(%)	Amendment No. 1 to Option, Collaboration and License Agreement, by and between Micromet AG and Bayer Schering Pharma AG, dated as of November 25, 2009, incorporated herein by reference to Exhibit 10.37 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.

10.34(%)	Collaboration and License Agreement, by and between Micromet AG and sanofi, dated October 28, 2009, incorporated herein by reference to Exhibit 10.38 of Form 10-K/A for the year ended December 31, 2009 (File No. 000-50440), filed July 20, 2010.

10.35(%)	Collaboration and License Agreement, dated May 24, 2007, by and between Micromet AG and Altana Pharma AG, a wholly-owned subsidiary of Nycomed A/S, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007 (File No. 000-50440), filed August 9, 2007.

10.36(%)	Collaboration and License Agreement, by and between Micromet AG and Ares Trading S.A., dated as of December 3, 2004, as amended on November 30, 2006, incorporated herein by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.37(%)	Second Amendment to Collaboration and License Agreement dated October 19, 2007 by and between Micromet AG and Merck Serono International SA, incorporated herein by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2007 (File No. 000-50440), filed March 14, 2008.

10.38(%)	Research and License Agreement, by and between Micromet AG and Biovation Limited, dated August 14, 2001, as amended on September 26, 2002 and June 16, 2004, incorporated herein by reference to Exhibit 10.35 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.39(%)	Non-Exclusive Product License Agreement for MT201, by and between Micromet AG and Cambridge Antibody Technology Limited, dated September 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.40(%)	Non-Exclusive Product License Agreement for MT203, by and between Micromet AG and Cambridge Antibody Technology Limited, dated November 3, 2003, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.41(%)	Amended and Restated Cross-License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated June 28, 2004, as amended on March 17, 2005, incorporated herein by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.42(%)	GM-CSF License Agreement, by and between Micromet AG and Enzon Pharmaceuticals, Inc., dated November 21, 2005, incorporated herein by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006 (File No. 000-50440), filed March 16, 2007.

10.43(%)	Collaboration and License Agreement, dated as of May 5, 2010, by and between Micromet AG and Boehringer Ingelheim International GmbH, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50440), filed August 6, 2010.

10.44	Office Lease Agreement between PS Business Parks, L.P. and Registrant, dated as of December 23, 2010, incorporated herein by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2010 (File No. 000-50440), filed March 4, 2011.

10.45(%)	Collaboration and License Agreement, dated as of July 11, 2011, by and between the Registrant, Micromet AG and Amgen Inc., incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 000-50440), filed November 8, 2011.

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32(*)	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

&	Indicates that the exhibit is an English translation of a foreign language document.

@	Indicates that the exhibit is an English summary of a foreign language document.

#	Indicates management contract or compensatory plan.

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

MICROMET, INC.

By:	/s/ Christian Itin	By:	/s/ Barclay A. Phillips
Christian Itin		Barclay A. Phillips
President and Chief Executive Officer		Senior Vice President and
(Principal Executive Officer)		Chief Financial Officer
(Principal Financial Officer)

Dated: March 2, 2012

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

Name	Title	Date

/s/ Christian Itin	President, Chief Executive Officer and Director (Principal Executive	March 2, 2012
Christian Itin	Officer)

/s/ Barclay A. Phillips	Senior Vice President and Chief Financial Officer (Principal Financial	March 2, 2012
Barclay A. Phillips	and Accounting Officer)

/s/ David F. Hale	Chairman of the Board of Directors	March 2, 2012
David F. Hale

Director
John E. Berriman

/s/ Michael G. Carter	Director	March 2, 2012
Michael G. Carter

/s/ Peter Johann	Director	March 2, 2012
Peter Johann

/s/ Joseph P. Slattery	Director	March 2, 2012
Joseph P. Slattery

/s/ Kapil Dhingra	Director	March 2, 2012
Kapil Dhingra

MICROMET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Micromet, Inc.

We have audited the accompanying consolidated balance sheets of Micromet, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micromet, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micromet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 2, 2012

MICROMET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$130,763	$97,509
Short-term investments	28,486	123,458
Accounts receivable, net of allowance of $121 for 2010	315	1,047
Prepaid expenses and other current assets	4,351	3,850
Total current assets	163,915	225,864
Property and equipment, net	6,657	5,577
Goodwill	6,462	6,462
Patents, net	-	300
Other long-term assets	5	1,705
Restricted cash	1,029	2,396
Total assets	$178,068	$242,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,948	$5,150
Accrued expenses	13,079	11,314
Common stock warrants liability	18,429	23,858
Current portion of deferred revenue	8,657	5,695
Total current liabilities	42,113	46,017
Deferred revenue, net of current portion	23,306	20,538
Other non-current liabilities	1,137	1,160
Commitments
Stockholders' equity:
Preferred stock, $0.00004 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00004 par value; 150,000 shares authorized; 92,364 and 91,160 shares issued and outstanding at December 31, 2011 and December 31, 2010,	4	4
Additional paid-in capital	484,649	470,368
Accumulated other comprehensive income	5,371	8,569
Accumulated deficit	(378,512)	(304,352)
Total stockholders' equity	111,512	174,589
Total liabilities and stockholders' equity	$178,068	$242,304

 The accompanying notes are an integral part of these financial statements.

MICROMET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

	(In thousands, except per share amounts)

Revenues:
Collaboration agreements	$21,193	$27,947	$19,584
License fees and other	725	797	1,457
Total revenues	21,918	28,744	21,041
Operating expenses:
Research and development	77,372	49,375	53,423
General and administrative	26,106	21,432	17,010
Total operating expenses	103,478	70,807	70,433
Loss from operations	(81,560)	(42,063)	(49,392)
Other income (expense):
Interest expense	(72)	(108)	(281)
Interest income	704	355	419
Change in fair value of common stock warrants liability	5,237	(3,614)	(7,950)
Other income (expense), net	1,531	(4,689)	1,140
Net loss	$(74,160)	$(50,119)	$(56,064)

Basic and diluted net loss per common share	$(0.81)	$(0.63)	$(0.96)

Weighted average shares used to compute basic and diluted net loss per share	91,733	79,726	58,582

The accompanying notes are an integral part of these financial statements

MICROMET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	(In thousands)
Balance at December 31, 2008	50,913	2	$227,806	5,749	(198,169)	35,388
Issuance of shares in connection with a public offering, net of offering costs of $5,587	16,100	1	74,914	—	—	74,915
Issuance of shares in connection with Committed Equity Financing Facility	1,420	—	4,294	—	—	4,294
Exercise of stock options	664	—	1,493	—	—	1,493
Exercise of stock warrants	81	—	337	—	—	337
Stock-based compensation expense	—	—	5,783	—	—	5,783
Comprehensive loss:
Net loss	—	—	—	—	(56,064)	(56,064)
Realized Foreign currency transaction	—	—	—	(1,618)	—	(1,618)
Foreign currency translation adjustment	—	—	—	2,320	—	2,320
Unrealized loss on short term investments	—	—	—	(7)	—	(7)
Total comprehensive loss	—	—	—	—	—	(55,369)
Balance at December 31, 2009	69,178	3	314,627	6,444	(254,233)	66,841
Issuance of shares in connection with public offerings, net of offering costs of $5,350	21,400	1	145,934	—	—	145,935
Exercise of stock options	511	—	1,384	—	—	1,384
Exercise of stock warrants	71	—	327	—	—	327
Stock-based compensation expense	—	—	8,096	—	—	8,096
Comprehensive loss:
Net loss	—	—	—	—	(50,119)	(50,119)
Realized foreign currency transaction	—	—	—	4,092	—	4,092
Foreign currency translation adjustment	—	—	—	(1,942)	—	(1,942)
Unrealized loss on short term investments	—	—	—	(25)	—	(25)
Total comprehensive loss	—	—	—	—	—	(47,994)
Balance at December 31, 2010	91,160	$4	$470,368	$8,569	$(304,352)	$174,589
Exercise of stock options	911	—	2,276	—	—	2,276
Exercise of stock warrants	293	—	1,129	—	—	1,129
Stock-based compensation expense	—	—	10,876	—	—	10,876
Comprehensive loss:
Net loss	—	—	—	—	(74,160)	(74,160)
Realized foreign currency transaction	—	—	—	(4,720)	—	(4,720)
Foreign currency translation adjustment	—	—	—	1,386	—	1,386
Unrealized loss on short term investments	—	—	—	136	—	136
Total comprehensive loss	—	—	—	—	—	(77,358)
Balance at December 31, 2011	92,364	$4	$484,649	$5,371	$(378,512)	$111,512

Micromet, Inc. Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(74,160)	$(50,119)	$(56,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,455	2,052	3,058
Accretion on lease liability	498	308	329
Non-cash impact on foreign currency transactions	(1,667)	3,947	(1,346)
Amortization of premium/discount on short-term investments	1,004	559	158
Non-cash change in fair value of common stock warrants liability	(5,237)	3,614	7,950
Net gain on disposal of fixed asset	24	-	-
Stock-based compensation expense	10,876	8,096	5,783
Impairment of long-lived assets	-	214	2,585
Changes in operating assets and liabilities:
Accounts receivable	794	(496)	3,051
Prepaid expenses and other current assets	(223)	(722)	(77)
Accounts payable, accrued expenses and other liabilities	(1,373)	(5,542)	14,578
Deferred revenue	7,132	4,748	11,363
Net cash used in operating activities	(59,877)	(33,341)	(8,632)

Cash flows from investing activities:
Purchases of investments	(106,059)	(174,723)	(26,105)
Proceeds from the maturity of investments	201,435	52,420	23,946
Purchases of property and equipment	(3,460)	(3,491)	(1,175)
Net cash provided by (used in) investing activities	91,916	(125,794)	(3,334)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	-	145,935	80,026
Proceeds from exercise of stock options	2,276	1,384	1,493
Proceeds from exercise of warrants	937	327	337
Principal payments on debt obligations	-	-	(2,187)
Principal payments on capital lease obligations	(258)	(197)	(142)
Restricted cash provided by (used) as collateral	1,000	(301)	-
Net cash provided by financing activities	3,955	147,148	79,527
Effect of exchange rate changes on cash and cash equivalents	(2,740)	(3,938)	(295)
Net increase (decrease) in cash and cash equivalents	33,254	(15,925)	67,266
Cash and cash equivalents at beginning of period	97,509	113,434	46,168
Cash and cash equivalents at end of period	$130,763	$97,509	$113,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$124	$295

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of equipment purchased through capital leases	$-	$28	$621

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

Note 2.  Basis of Presentation and Recent Events

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. As of December 31, 2011, we had an accumulated deficit of $378.5 million. We expect that operating losses and negative cash flows from operations will continue for at least the next several years and we will need to access additional funds to achieve our strategic goals. If necessary, we may seek to raise substantial funds through the sale of our common stock and common stock warrants, or through debt financing or through establishing additional strategic collaboration agreements. We do not know whether additional financing will be available when needed, or whether it will be available on favorable terms, or at all. Based on our capital resources as of the date of this report, we believe that we have adequate resources to fund our operations into the second half of 2013, without considering any potential future milestone payments that we may receive under our current or any new collaborations we may enter into in the future or any future capital raising transactions.

On January 25, 2012, Micromet entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amgen Inc., a Delaware corporation (“Amgen”) and Armstrong Acquisition, Corp., a Delaware corporation and a wholly owned subsidiary of Amgen (“Purchaser”). Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Purchaser has commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of Micromet, par value $0.00004 per share (together with the associated preferred share purchase rights, the “Shares”), at a price of $11.00 per share in cash (the “Offer Price”), without interest and less any required withholding taxes.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of Micromet, Purchaser will merge with and into Micromet, with Micromet surviving as a wholly owned subsidiary of Amgen (the “Merger”). At the effective time of the Merger, the Shares not purchased pursuant to the Offer (other than shares held by Micromet, Amgen, Purchaser, any subsidiary of Amgen or by stockholders of Micromet who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, Amgen shall cause the surviving corporation in the Merger to assume the outstanding warrants to acquire Shares, which will convert into warrants exercisable for an amount of cash to which the holders of such warrants would have been entitled to receive in the merger had they exercised their warrants to acquire Shares prior to the closing of the Merger.

Outstanding stock options will be purchased by Amgen for an amount equal to the difference between the $11.00 purchase price and the strike price of the option. Vested options will be paid out following the closing of the merger, and unvested options will be paid out monthly according to the original vesting schedule of the option. Any remaining unvested options as of December 31, 2012 will be paid out at that time.

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents on the balance sheets are comprised of cash at banks, money market funds and short-term deposits with an original maturity from date of purchase of three months or less.

Restricted Cash

We have issued irrevocable standby letters of credit in connection with property that we currently sublease, as well as in connection with our current property leases in Munich, Germany and Rockville, Maryland. As of December 31, 2011and 2010, we had a total of $2.4 million and $3.4 million, respectively, in certificates of deposit relating to these letters of credit. During 2011, we paid $1.0 million that was previously held as restricted cash under our obligation related to a previous lease, and we have no further obligations under that lease. As of December 31, 2011, $1.4 million of restricted cash is classified as prepaid expenses and other current assets and the remaining balance of $1.0 million is classified as non-current restricted cash. As of December 31, 2010, $1.0 million of restricted cash was classified as prepaid expenses and other current assets and the remaining balance of $2.4 million was classified as non-current restricted cash.

Investments

We classify our investments as available-for-sale and record them at fair value, with any unrealized gains and losses reported in other comprehensive income (loss), unless (1) the security has experienced a credit loss, (2) we have determined to sell the security or (3) we have determined that it is more-likely-than-not we will have to sell the security before its expected recovery. We include interest and dividends and the amortization of premiums and accretion of discounts to maturity in interest income and any realized gains and losses in other income or expense. We base the cost of securities sold on the specific identification method.

We monitor our investment portfolio for impairment quarterly, and more frequently, if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and we determine the decline in value to be other-than-temporary, we would record an impairment charge as other expense. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate available quantitative and qualitative factors, including general market conditions, the duration and extent to which fair value has been less than the carrying value, the investment issuer’s financial condition and business outlook, and our assessment as to whether a decision to sell the security has been made or whether it is more likely than not that we will be required to sell a security prior to recovery of its carrying value.

The amortized cost, net unrealized gain or loss and estimated fair value of investments by security type were as follows at December 31, 2011 and 2010 (in thousands):

Securities at December 31, 2011:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$28,300	$186	$—	$28,486

Securities at December 31, 2010:	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Foreign government bonds	$48,417	$11	$(25)	$48,403
U.S. Government agencies	7,000	—	(4)	6,996
Commercial paper	27,928	13	(3)	27,938
U.S. corporate bonds	34,651	3	(23)	34,631
Municipal bonds	7,195	—	—	7,195
Total	$125,191	$27	$(55)	$125,163

The following table summarizes the contractual maturities of marketable investments at December 31, 2011 and 2010 (in thousands):

Securities at December 31, 2011:	Amortized Cost	Fair Value
Due in less than one year	$28,300	$28,486
Due in one to two years	—	—
Due after two years	—	—
Total	$28,300	$28,486

Securities at December 31, 2010:	Amortized Cost	Fair Value
Due in less than one year	$123,486	$123,458
Due in one to two years	1,705	1,705
Due after two years	—	—
Total	$125,191	$125,163

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

Disclosure of assets and liabilities subject to fair value disclosures are to be classified according to a three level fair value hierarchy with respect to the inputs (or assumptions) used in fair value measurements. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs is permitted — i.e., inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available (Level 2). Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level within the hierarchy at which a fair value measurement lies is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Refer to related disclosures at Note 13 of these consolidated financial statements for additional information about fair value measurements.

Accounts Receivable

Accounts receivable are recorded at the amount invoiced. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and significant past due balances. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

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

We also acquired patents in 2001 covering single-chain antibody technology. These purchased patents were amortized over their estimated useful lives through 2011 using the straight-line method. These patents are utilized in revenue-producing activities through license agreements.

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

Foreign Currency Transactions and Translation

Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rate in effect at the balance sheet date. Transaction gains (losses) are recorded in the consolidated statements of operations in other income (expense) and amounted to $1,491,000, $(3,417,000) and $1,195,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance was $8.8 million and $7.4 million at December 31, 2011 and 2010, respectively.

Revenue Recognition

Our revenues generally consist of non-refundable licensing fees, payments based upon the achievement of specified development and commercial milestones, royalties, and fees earned for research services, in each case pursuant to collaboration agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates.

We recognize revenues pursuant to the below revenue recognition policies when the four basic revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, the products or services have been delivered or provided, and collection of the related receivable is probable.

Multiple Element Arrangements

The terms of our collaboration agreements contain multiple elements, or deliverables, that we are required to deliver in order to receive payments.  We exercise significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognize revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly, and any such change could affect our reported operating results.

Transactions entered in or materially modified after January 1, 2011

In January 2011, we adopted FASB Accounting Standards Codification (ASC) Topic 605-25, Multiple-Element Arrangements, which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance to use when determining whether multiple deliverables exist, how the resulting arrangement should be separated, and how the payments for such deliverables should be allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and, instead, provides for separate revenue recognition based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We have adopted this guidance on a prospective basis for new or materially modified arrangements. During 2011, we utilized ASC Topic 605-25 to account for revenues under our 2011 Collaboration and License Agreement with Amgen Inc. (see Note 15). The adoption of the new guidance did not change units of accounting, or timing of revenue, or have a material effect on financial statements in periods after the initial adoption on collaborations entered into prior to January 1, 2011.

Our multiple deliverables generally include the license to our BiTE antibody technology and know-how, research activities to be performed by us, and participation by us on the joint steering and project committees. We typically provide our research services in connection with a research plan developed and agreed to by both parties. However, we do not directly control when milestones may be achieved or when we may be eligible to receive royalty payments. As a result, we cannot predict when we will recognize revenues in connection with milestone payments or royalties. In determining the units of accounting, we evaluate whether the license and know-how have standalone value, from the undelivered elements, to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner, the proprietary nature of the license and know-how, and the availability of BiTE technology research expertise in the general marketplace. If we conclude that the license and know-how have stand alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and know-how and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors, such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives, and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

 Whenever we conclude that standalone value does not exist for the license and know-how, we will defer the upfront license and know-how payment. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. We generally estimate that our research activities and participation on the joint steering and project committees will occur consistent with the term of our research plan. Quarterly, we reassess our period of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. Revenues associated with the upfront license and know-how fees will be recognized either using a proportional performance method or straight-line method, depending on our determination of relevant facts and circumstances for each arrangement. For the proportional performance method, full-time equivalents are typically used as the measure of performance and are generally stated at a yearly fixed fee per research scientist. Revenue recognized under the proportional performance method would be determined by multiplying the payments by the ratio of labor dollars expended to total estimated labor dollars to be expended. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined at each reporting period.

In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial development activity on another target and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

Upfront payments on license and know-how may be recognized upon delivery of the license and know-how, if facts and circumstances indicate that the license and know-how have standalone value from the undelivered elements, which generally include research services and participation on joint steering and project committees.

We recognize revenue related to research services that represent combined units of accounting as they are performed using the proportional performance method, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

Transactions entered into before January 1, 2011

For multiple element arrangements, including license agreements, entered into prior to January 1, 2011, the superseded FASB guidance requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This can be difficult to determine when the product (e.g., a license) is not individually sold because of its unique proprietary features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement is not determinable, then revenue will be deferred until all of the items are delivered or recognized ratably over the last delivered item, if it is a service.

Non-refundable license fees are recognized as revenue when we have a contractual right to receive the payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the license agreement. Multiple element arrangements, such as collaboration license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research services and participation in steering committees, can be separated or whether they must be accounted for as a single unit of accounting. We recognize up-front license payments as revenue upon execution of the license agreement only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research activities and/or steering committee participation, can be determined. If the fair value of the undelivered performance obligations can be determined, revenues associated with the obligations are accounted for separately as performed. If the license does not have stand-alone value, the arrangement is accounted for as a single unit of accounting, whereby the license payments and payments for the performance obligations (e.g., research services) would be recognized as revenue over the estimated service period.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. Full-time equivalents are typically used as the measure of performance and are generally stated at a yearly fixed fee per research scientist. Revenue recognized under the proportional performance method would be determined by multiplying the payments by the ratio of labor hours expended to total estimated labor hours to be expended. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined at each reporting period.

Milestone Payments

Our collaborative license and development agreements typically provide for payments upon achievement of specific milestones.  Under all of our multiple-element arrangements, payments for achievement of at-risk substantive performance milestones are recognized as revenue upon the achievement of the related milestone for milestones achieved prior to January 1, 2011.   In January 2011, we adopted ASC Topic 605-28, Milestone Method.  Under this guidance, we may recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenues in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Other Revenue

Reimbursement of Costs.    Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the provisions of ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    We are entitled to receive royalty payments on the sale of products developed under our collaborative license and development agreements. Any such royalties are based upon the volume of products sold and would be recognized as revenue upon notification by our collaborator that sales have occurred in the period the sales occur. There have been no product sales to date that would result in any royalty payments to us.

Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying consolidated balance sheets (see Note 8). Significant judgments are required in the application of revenue recognition guidance. For example, in connection with our existing and former collaboration agreements, we have historically recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when revenue would be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that we expect will not be recognized in the next fiscal year are classified as long-term deferred revenue.

Research and Development

Except for payments made in advance of services rendered, research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is the result of foreign currency exchange translation adjustments and unrealized gains (losses) on investments. Accumulated other comprehensive income at December 31, 2011 and 2010 is comprised of $8.8 million and $7.4 million, respectively from foreign currency translations, and $3.4 million and ($1.1) million, respectively from the unrealized foreign currency (gain) loss related to available for sale euro denominated debt securities. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(74,160)	$(50,119)	$(56,064)
Realized foreign currency translation gains (losses)	(4,720)	862	651
Foreign currency translation adjustments	1,386	1,288	51
Unrealized gains (losses) on available for sale investments	136	(25)	(7)
Comprehensive loss	$(77,358)	$(47,994)	$(55,369)

Stock-Based Compensation

We account for stock-based compensation to employees by estimating the fair value of the grant and recognizing the resulting value ratably over the requisite service period. The estimated fair value is determined by utilizing the Black-Scholes option pricing model. The determination of the estimated fair value of our stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, dividend yield and expected term.

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

Options or stock awards issued to non-employees are measured at their estimated fair value. Expense is recognized when service is rendered; however, the expense may fluctuate with changes in the fair value of the underlying common stock until the award is vested.

Foreign Currency Risk

We have transactional currency exposure. Such exposure arises from revenues generated in currencies other than our reporting currency. Approximately 19%, 1% and 6% of our revenue was denominated in U.S. dollars in 2011, 2010 and 2009, respectively. Although we have significant customers and vendors with the U.S. dollar as their functional currency, the majority of our collaboration agreements, and a majority of our expenses are denominated in Euros (€). We have not engaged in foreign currency hedging transactions to manage this exchange rate exposure.

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

	Years-Ended December 31,
	2011	2010	2009
Bayer HealthCare Pharmaceuticals	22%	45%	30%
sanofi	23%	18%	2%
Nycomed	25%	19%	36%

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following options and warrants to purchase additional shares were excluded from the net loss calculation for each of the three years ended December 31, 2011 as their effect would be anti-dilutive:

	2011	2010	2009
Options outstanding	14,028,000	11,882,000	9,052,000
Warrants outstanding	7,766,000	8,059,000	8,141,000
Total securities excluded from calculation	21,794,000	19,941,000	17,193,000

Recent Accounting Standards and Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (ASU 2011-08). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), an amendment to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). ASU 2011-05 is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), an amendment to FASB ASC Topic 820, Fair Value Measurement. ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. ASU 2011-04 provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. ASU 2011-04 is effective for us for interim and annual periods beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our consolidated financial position, results of operations or cash flows.

Note 4.  Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Life	December 31,
		2011	2010
Laboratory equipment	5 years	$10,171	$8,290
Computer equipment and software	3 years	2,365	1,964
Furniture	10 years	971	981
Leasehold improvements	6-10 years	5,529	5,073
		19,036	16,308
Less: accumulated depreciation and amortization		(12,379)	(10,731)
Property and equipment, net		$6,657	$5,577

Included above are laboratory and computer equipment acquired under capital lease arrangements with a cost of $1,128,000 and $1,085,000 at December 31, 2011 and 2010, respectively. The accumulated depreciation related to assets under capital lease arrangements was approximately $853,000 and $598,000 as of December 31, 2011 and 2010, respectively. The capital lease equipment is amortized over the useful life of the equipment or the lease term, whichever is less, and such amortization expense is included within depreciation and amortization expense in our consolidated statements of operations.

Note 5.  Patents

Patents consist of the following (in thousands):

	December 31,
	2011	2010
Patents	$16,555	$16,941
Less: accumulated amortization	(16,555)	(16,641)
Patents, net	$—	$300

Amortization expense on patents for the years ended December 31, 2011, 2010 and 2009 amounted to $0.3 million, $0.4 million and $2.0 million, respectively and is included in research and development expenses. Included in the research and development expenses were non-cash impairment charges of $0.2 million and $2.6 million recorded during the year ended December 31, 2010 and 2009, respectively.

Note 6.  Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2011	2010
Accrued employee benefits	$5,625	$2,865
Accrued research and development expenses	5,781	4,083
Other accrued liabilities and expenses	1,673	1,277
Accrued expenses related to MedImmune termination	—	3,089
	$13,079	$11,314

Note 7.  Income Taxes

As a result of the net operating losses we have incurred since inception, no provision for income taxes has been recorded. As of December 31, 2011 we had accumulated tax net operating loss carryforwards in Germany of approximately $248 million. Losses before income taxes are as follows (in millions):

	U.S.	Germany	Total
Losses before income taxes for the year ended December 31, 2011	$13.6	$60.6	$74.2
Losses before income taxes for the year ended December 31, 2010	$25.7	$24.4	$50.1
Losses before income taxes for the year ended December 31, 2009	$18.3	$37.8	$56.1

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

As of December 31, 2011, we have accumulated U.S. federal and state gross net operating losses of $117.3 million. We also have state income tax credit carryforwards of $3.2 million. Under U.S. federal and state tax laws, Micromet’s net operating losses accumulated prior to the merger between Micromet AG and CancerVax Corporation in 2006 are substantially limited under Internal Revenue Code Sections 382 and 383. The federal and state net operating loss carryforwards expire beginning in 2025 and 2015, respectively, unless previously utilized. Additionally, Section 382 limits the availability to accelerate the utilization of the entire amount of net operating losses. State income tax credits of $3.2 million do not expire.

The following table displays the difference between our effective tax rates and the statutory tax rates for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	Years ended December 31,
	2011	2010	2009
Federal tax at statutory rate	$(25,958)	$(17,542)	$(19,623)
State taxes	(727)	(1,380)	(982)
Stock options	3,271	2,501	2,133
Change in warrant valuation	(2,114)	1,459	3,209
Change in valuation allowance	24,279	13,347	13,632
Foreign tax rate differential	1,239	595	1,619
Other	10	20	12
Total tax expense	$—	$—	$—

For the years ended December 31, 2011, 2010 and 2009, the German income tax rate was calculated at 32.98% of the taxable income. That rate consists of 15.00% corporate tax, 5.50% solidarity surcharge on corporate tax and 17.15% trade tax. In fiscal years 2011, 2010 and 2009, the United States federal and state blended income tax rate was calculated at 40.4% of taxable income. The rate consists of 35% federal income tax and 5.4% state income tax. The state income tax rate is net of the federal benefit for state income tax expense. The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carry forwards – Germany	$80,197	$63,904
Net operating loss carryforwards – United States federal and state	47,184	42,184
Patents and other intangibles	257	388
Stock-based compensation	2,111	1,956
Accrued expenses and other liabilities	1,056	1,317
Other non-current liabilities	145	94
Other	8,649	9,311
State tax credits	3,152	3,152
Deferred tax liabilities
Property and equipment, net	(121)	(42)
Deferred revenue	(495)	(866)
	142,135	121,398
Valuation allowance	(142,135)	(121,398)
Net deferred tax assets	$—	$—

At December 31, 2011 and 2010 we had approximately $88.3 million and $71.9 million, respectively, of net deferred tax assets, before valuation allowance, located in Germany.

Due to the degree of uncertainty related to the ultimate utilization and recoverability of the loss carryforwards and other deferred tax assets, no income tax benefit has been recorded in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, as any losses available for carryforward are fully reserved through increases in the valuation allowance recorded. The increase in the valuation allowance for 2011 is due to the increase in net operating loss carryforwards from operations during the year and other temporary differences. No income taxes were paid in the years ended December 31, 2011, 2010 and 2009.

Note 8. Deferred Revenue

Deferred revenues were derived from research and development agreements with Amgen, Boehringer Ingelheim, Nycomed, Bayer HealthCare Pharmaceuticals, sanofi, TRACON Pharmaceuticals, Inc. and Merck Serono as follows (in thousands):

	December 31,
	2011	2010
Amgen	$11,132	$—
Boehringer Ingelheim	5,935	6,405
Nycomed	5,417	6,310
sanofi	5,627	5,640
Bayer HealthCare Pharmaceuticals	3,670	5,155
Merck Serono	—	1,368
TRACON	—	1,121
Other	182	234
Subtotal	31,963	26,233
Current portion	(8,657)	(5,695)
Long-term portion	$23,306	$20,538

The upfront license fees and research and development reimbursements in the 2011 collaboration agreement with Amgen are considered a combined unit of accounting and, accordingly, the related amounts are recognized on a relative performance basis over the expected period of the research and development program, which continues through 2016.

The deferred revenue for Boehringer Ingelheim, Nycomed, sanofi and Bayer HealthCare Pharmaceuticals consists mainly of upfront license fees that are being recognized over the period that we are required to participate on joint steering committees of 20 years, 20 years, 6 years and 4.5 years, respectively.

Note 9.  Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Facility lease exit liability	$253	$1,504
GEK subsidy	25	75
Asset retirement obligation	888	620
Capital lease obligations (see Note 10)	268	521
Other	153	14
Subtotal	1,587	2,734
Less current portion included in accrued expenses	(450)	(1,574)
Other non-current liabilities	$1,137	$1,160

Facility Lease Exit Liability and Restructuring Provision

We acquired facility lease exit liabilities on two properties as of May 2006, the date of our merger with CancerVax Corporation. One was for a manufacturing facility in Marina del Rey, CA, and the other was for a former corporate headquarters in Carlsbad, CA. The Marina del Rey lease was assigned in 2006, but we retained an obligation to restore the property to its original condition at the end of the lease. We subleased our former corporate headquarters in Carlsbad and as of April 2007, it was fully subleased; however, the sublease income does not fully cover our lease obligations.

We review the adequacy of our estimated exit accruals on an ongoing basis. The following table summarizes the facility lease activity for these obligations for the years ended December 31, 2011 and 2010 (in thousands):

	Years ended December 31,
	2011	2010
Balance January 1,	$1,504	$1,276
Amounts paid in period	(1,506)	(432)
Accretion expense	187	213
Adjustment to liability	68	447
Balance December 31,	$253	$1,504

The full lease exit liability as of December 31, 2011 is classified as current. Of the $1,504,000 lease exit liability as of December 31, 2010, $1,277,000 is classified as current and $227,000 is classified as non-current.

Note 10.  Commitments and Contingencies

Lease Obligations

Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2011, offset by estimated sublease income under operating leases, are as follows (in thousands):

	Capital Leases	Operating Leases	Estimated Sublease Income	Net Operating Leases
2012	$236	$4,506	$(717)	$3,789
2013	99	3,581	—	3,581
2014	81	3,591	—	3,591
2015	34	3,454	—	3,454
2016	26	3,443	—	3,443
Thereafter	—	2,053	—	2,053
Total minimum lease payments	476	$20,628	$(717)	$19,911
Less: amount representing imputed interest	(208)
Present value of minimum lease payments	268
Less: current portion	(172)
Capital lease obligation, less current portion	$96

During the years ended December 31, 2011, 2010 and 2009, we entered into equipment financing agreements in the amount of $52,000, $28,000 and $621,000, respectively, for the purpose of acquiring information technology equipment. The amounts are repayable in monthly installments, the last of which is due in December 2016. The agreements provide for interest ranging from 0.9% to 17.0% per annum. The sublease income is from a sublease agreement related to our former corporate headquarters in Carlsbad, California.

Operating lease expenses amounted to approximately $5.4 million, $5.2 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease income amounted to approximately $1.7 million, $2.5 million, and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The lease agreements provide for various renewal options.

Stockholder Lawsuits

We and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed merger with Amgen. These suits generally allege, among other things, that the directors breached their fiduciary duties owed to Micromet stockholders by approving the proposed merger for inadequate consideration, entering into the Merger Agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to the Micromet stockholders. We believe that the likelihood of an unfavorable outcome to these lawsuits is remote. Accordingly, no accrual is reflected in the Company’s consolidated financial statements according to ASC 450.

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

License expenses and milestone payments amounted to approximately $0.9 million, $0.6 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our fixed commitments under license and research and development agreements are as follows (in thousands):

2012	$42
2013	43
2014	43
2015	42
2016	43
Thereafter	376
Total minimum payments	$589

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

Under the terms of warrants issued in the 2007 private placement, if a “Fundamental Transaction” (as defined in the warrant) occurs, we (or the successor entity) are required to purchase any unexercised warrants from the holder thereof for cash in an amount equal to its value computed using the Black-Scholes option-pricing model with prescribed guidelines.

Since the Fundamental Transaction terms provide the warrant holders with a benefit in the form of a cash payment equal to the fair value of the unexercised warrants calculated using the Black-Scholes option-pricing model formula upon the occurrence of certain qualifying events described above, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. The warrants were valued on the date of grant using the Black-Scholes option-pricing model and using the following assumptions: a risk-free rate of 4.78%, a volatility factor of 75.2%, an expected life of 5.5 years, and a dividend rate of zero. The estimated fair value of the warrants on the date of grant was approximately $7.0 million. The fair value as of December 31, 2011 and 2010 was approximately $18.4 million and $23.9 million, respectively. The warrants are required to be revalued as derivative instruments at each reporting period end. We adjust the instruments to their fair values at the balance sheet date using the Black-Scholes option-pricing model, with the change in value recorded as other income/expense on our consolidated statements of operations. Fluctuations in the market price of our common stock between measurement periods will have an impact on the revaluations, the results of which are highly unpredictable and may have a significant impact on our consolidated results of operations.

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

We account for the registration payment arrangement under the provisions of ASC 815, “Accounting for Registration Payment Arrangements.” As of December 31, 2011 and 2010, management determined that it is not probable that we will be obligated to pay any liquidated damages in connection with the private placements. Accordingly, no accrual for contingent obligation is required or recorded as of December 31, 2011 and 2010.

Committed Equity Financing Facility

On December 1, 2008, we entered into a committed equity financing facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock through December 2011. The agreement expired on December 1, 2011 and therefore will not be available as a future source of cash. In connection with the December 2008 CEFF, we terminated a prior CEFF with Kingsbridge that had been in place since August 2006. We did not draw down on the August 2006 CEFF.

Also in connection with the 2008 CEFF, we entered into a common stock purchase agreement and registration rights agreement and issued a warrant to Kingsbridge to purchase 135,000 shares of our common stock at a price of $4.44 per share.

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

Additional Issuances of Warrants to Purchase Common Stock

We have additional outstanding, fully-exercisable warrants that would, upon a cash payment exercise, result in the issuance of approximately 23,000 shares of our common stock. The exercise prices of the warrants range from $32.34 to $35.24 per share, and the warrants expire between June 2012 and June 2014. The warrant holders have the option to exercise the warrants in one of the following ways: (i) cash payment; (ii) cancellation of our indebtedness, if any, to the holder; or (iii) net issuance exercise in the event the fair market value of our common stock exceeds the exercise price on the date of exercise.

In connection with various equipment financings we issued warrants to purchase an aggregate of 55,316 shares of our common stock with an exercise price of $12.07 per share. The warrants expire between 2012 and 2013.

The following table summarizes our warrant activity for the periods presented:

	Number of warrants outstanding	Weighted average exercise price
Balance January 1, 2009	8,222,270	$3.92
Exercises of warrants	(81,441)	4.13
Balance December 31, 2009	8,140,829	3.92
Exercises of warrants	(70,588)	4.63
Expiration of warrants	(11,363)	32.34
Balance December 31, 2010	8,058,878	$3.87
Exercises of warrants	(292,831)	3.20
Balance December 31, 2011	7,766,047	$3.90

Note 12.  Stock Option and Employee Stock Purchase Plans

2003 Equity Incentive Award Plan

In connection with the merger with CancerVax Corporation, we assumed CancerVax’s 2003 Amended and Restated Equity Incentive Award Plan (“2003 Plan”). Under the 2003 Plan, stock options, stock appreciation rights, restricted or deferred stock awards and other awards may be granted to employees, outside directors and consultants. Incentive stock options issued under the 2003 Plan may be issued to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant, as defined in the 2003 Plan. Options granted to new employees generally become exercisable as follows: 25% of the shares vest one year after the grant date, with the remainder vesting monthly during the following three years. Options granted to existing employees generally vest on a monthly basis over a three-year period from the date of grant. The initial options granted to our non-employee directors under the 2003 Plan have a three-year vesting period. Subsequent grants of options to our non-employee directors have a one-year vesting period. Options granted to non-employee consultants generally have a one-year vesting period. Options under the 2003 Plan generally expire ten years from the grant date. At December 31, 2011, options to purchase approximately 12,776,000 shares of our common stock were outstanding, and there were approximately 579,000 additional shares remaining available for future grants under this plan.

2006 Stock Option Plan

In April 2006, Micromet Holdings, Inc. adopted a 2006 Equity Incentive Award Plan (“2006 Plan”) that provides for the granting of stock options to certain officers, directors, founders, employees and consultants to acquire up to approximately 1,923,000 shares of common stock. The 2006 Plan was assumed by us in connection with the closing of the merger between Micromet AG and CancerVax Corporation. At December 31, 2011, options to purchase approximately 1,252,000 shares of our common stock were outstanding under this plan, and there were approximately 2,000 shares remaining available for future option grants under this plan.

Stock Option Plan Activity Under 2003 and 2006 Plans

During the year ended December 31, 2011, we granted options to purchase 3,558,000 shares of our common stock. The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 was $3.65. We did not recognize any expense related to performance-based options in either 2011 or 2010; however during 2009, we recognized approximately $769,000 related to performance-based options. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.

The following is a summary of stock option activity under the 2003 and 2006 Plans for the year ended December 31, 2011 (options and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	11,882	$4.83
Granted	3,558	5.78
Exercised	(911)	2.49
Forfeited	(382)	5.76
Expired	(119)	7.17
Outstanding at December 31, 2011	14,028	5.18	7.14	$42,515
Vested at December 31, 2011	9,265	4.58	6.30	$34,579
Vested and expected to vest at December 31, 2011	13,868	$5.17	7.12	$42,224

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock, only for the options that had exercise prices that were lower than the $7.19 per share closing price of our common stock on December 31, 2011. The total intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was approximately $2,890,709, $2,410,069 and $2,380,059 respectively, as determined as of the date of exercise. We received approximately $2,273,000, $1,384,000 and $1,493,000 in cash from options exercised in the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense related to stock options granted to employees was $10.9 million, $8.1 million and $5.8 million, respectively. Included in the 2009 expense was $0.9 million due to the accelerated vesting of stock options from the separation of our Chief Medical Officer. As of December 31, 2011 and 2010, the fair value of unamortized compensation cost related to unvested stock option awards was $18.3 million and $17.4 million, respectively. Unamortized compensation cost as of December 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

Stock-based compensation is classified, in the consolidated statements of operations, as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$6,215	$4,408	$2,983
General and administrative	4,661	3,688	2,800
	$10,876	$8,096	$5,783

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3.65, $5.39 and $2.48 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2011	2010	2009
Expected volatility	70.3% to 71.7%	72.6% to 81.9%	76.1% to 78.7%
Risk-free interest rate	1.2% to 2.5%	1.8% to 2.8%	2.0% to 2.6%
Dividend yield	0%	0%	0%
Expected term	5.4 to 6.1 years	5.3 to 6.1 years	5.3 to 6.1 years

Expected volatility is based on our historical volatility for 2011 and 2010,and on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies for 2009. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of grant for periods within the expected term of the award. Expected dividend yield is projected at zero, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. The expected term of at-the-money options granted is derived from the average midpoint between vesting and the contractual term, as described in ASC Topic 718, Share-Based Payment. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-vesting forfeiture rates for the years ended December 31, 2011, 2010 and 2009 were based on historical forfeiture experience for similar levels of employees to whom the options were granted.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (“ESPP”), which initially allowed for the issuance of up to 100,000 shares of our common stock, increasing annually on December 31 by the lesser of (i) 30,000 shares, (ii) 1% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our board of directors. Since 2006, we have not offered participation in the ESPP to any of our employees. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock would be equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date.

Note 13. Fair Value Measurements

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

For Level 2 financial investments, our investment advisor provides us with monthly account statements documenting the value of each investment based on prices received from an independent third-party valuation service provider.  This third party evaluates the types of securities in our investment portfolio to determine their proper classification in the fair value hierarchy based on trading activity and the observability of market inputs.  Our Level 2 instruments are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals.  As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent third-party provider of financial instrument valuations to establish that the prices we have used to estimate fair value.

We do not hold auction rate securities, loans held for sale, mortgage-backed securities backed by sub-prime or Alt-A collateral or any other investments which require us to determine fair value using a discounted cash flow approach. Therefore, we do not adjust our analysis or change our assumptions specifically to factor illiquidity in the markets into our Level 2 fair value measurements.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$130,763	$130,763	$—	$—
Restricted cash	2,379	2,379	—	—
Short-term investments:
Foreign government bonds	28,486	—	28,486	—
Total assets	$161,628	133,142	28,486	$—
Liabilities:
Common stock warrants liability	$(18,429)	$—	$—	$(18,429)

The following table presents information about our common stock warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at December 31:

	2011	2010
Balance beginning of year	$(23,858)	$(20,244)
Transfers to (from) Level 3	—	—
Total gains(losses) included in earnings	5,237	(3,614)
Purchases/ issuances/ settlements, net	192	—
Balance end of year	$(18,429)	$(23,858)

The carrying value of the common stock warrants liability is calculated using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The expected term is determined based on the contractual period of the warrants.

Note 14.  Exclusive IP Marketing Agreement with Enzon

We are party to an Exclusive IP Marketing Agreement with Enzon, under which we serve as the exclusive marketing partner for both parties’ consolidated portfolio of patents relating to single-chain antibody technology. Licensing revenues are shared equally with Enzon, as are associated marketing and legal costs.

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

We have entered into several license agreements with third parties under the Enzon IP Marketing Agreement, and we have received license fees and milestone payments under several of these agreements. We recognized $0.4 million, $0.7 million and $1.3 million in revenues related to these license agreements for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15.  Research and Development Agreements

We have been party to the following significant research and development agreements:

Amgen Inc.

On July 11, 2011, we entered into a Collaboration and License Agreement with Amgen under which the two parties will collaborate on the research of BiTE antibodies against three undisclosed solid tumor targets and the subsequent development and commercialization of BiTE antibodies against up to two of these targets, to be selected by Amgen. We received an up-front payment of €10 million, or $14.5 million using the exchange rate as of the payment date, of which €4 million (or $5.8 million using the exchange rate as of the payment date) was an advanced payment to us for research and development services to be performed by us and the remaining €6 million (or $8.7 million using the exchange rate as of the payment date) was designated as the license fee to pay for the sharing of BiTE antibody technology and know-how.

We are eligible to receive up to a total of €342 million in milestone payments in connection with the development and sale of BiTE antibodies against the first target selected by Amgen, as follows: €7 million in pre-clinical milestones, €35 million in clinical milestones, and €300 million in milestones related to product approval and achievement of certain sales thresholds.   We are also eligible to receive up to double-digit royalties on worldwide net sales of products.  If Amgen elects to develop a BiTE antibody against a second target, we will be eligible to receive an additional cash payment upon initiation of the program, as well as milestones, royalties and development funding comparable to the first program.  The agreement contains termination provisions whereby Amgen may terminate the agreement upon 90 days notice.  There are also provisions for termination for material breach that either party may invoke according to the terms of the agreement.

During the year ended December 31, 2011, we recognized revenue of $1.9 million under this agreement. No milestones have been recognized under this agreement through December 31, 2011.

Bayer HealthCare Pharmaceuticals

In January 2009, we entered into an option, collaboration and license agreement with Bayer HealthCare Pharmaceuticals under which we granted Bayer HealthCare Pharmaceuticals an exclusive option to obtain a license to one of our preclinical BiTE antibodies against an undisclosed oncology target. Pursuant to the terms of the agreement, Bayer HealthCare Pharmaceuticals paid us an option fee of €4.5 million, or $6.1 million using the exchange rate as of the date of the agreement. In December 2009, Bayer HealthCare Pharmaceuticals exercised its option and paid us an option exercise fee of €5 million, or $6.7 million using the exchange rate as of the date exercise. We have now initiated a collaboration on the development of the BiTE antibody through the completion of phase 1 clinical trials, at which point Bayer HealthCare Pharmaceuticals will assume full control of the further development and commercialization of the BiTE antibody. In addition to the payment of the initial option fee and the option exercise fee, we will be eligible to receive total development and sales milestone payments of €285 million, or $384 million using the exchange rate as of the date of the agreement, including €3 million for pre-clinical milestones, €60 million in clinical milestones, and €222 million related to product approval and achievement of certain sales thresholds. In addition we are eligible to receive up to double-digit royalties based on tiered net sales of the product. In addition, Bayer HealthCare Pharmaceuticals will compensate us for our research and development expenses incurred in connection with the development program.

Either party may terminate the agreement for material breach by the other party. In addition, Bayer HealthCare Pharmaceuticals can terminate the agreement upon 120 days prior written notice to us.

We recognized revenues of approximately $4.8 million, $13.0 million and $6.3 million under this agreement during the years ended December 31, 2011, 2010 and 2009, respectively. Included in the 2010 revenues are milestone payments totaling $4.7 million.

sanofi

In October 2009, we entered into a collaboration and license agreement under which we and sanofi collaborate on the development of a new BiTE antibody targeting solid tumors. Under the terms of the agreement, we are responsible for generating and developing the BiTE antibody through the completion of phase 1 clinical trials, at which point sanofi will assume full control of the development and commercialization of the product candidate on a worldwide basis. We received an upfront payment of €8 million, or $11.9 million using the exchange rate as of the date of the agreement, and are eligible to receive payments upon the achievement of milestones of up to €312 million, or $463 million using the exchange rate as of the date of the agreement, including €4.5 in pre-clinical milestones, €77.5 in clinical milestones, and €230 million, related to product approval and achievement of certain sales thresholds. In addition we are eligible to receive up to a low double-digit royalty on worldwide net sales of the product. sanofi will bear the cost of development activities and will compensate us for expenses incurred in connection with the development program. A portion of the upfront payment in the amount of €2.75 million, or $4.1 million using the exchange rate as of the date of the agreement, is being credited towards the compensation of FTEs allocated by us to the performance of the development program.

After the second anniversary of the execution of the agreement and at certain other specified time points, sanofi may terminate the agreement at will upon 90 days prior notice. In addition, sanofi may terminate the agreement at any time after the completion of the first phase 2 clinical trial upon 180 days prior notice. In addition, the agreement may be terminated by either party for material breach.

We recognized revenues of approximately $5.0 million, $5.1 million and $0.4 million under this agreement during the years ended December 31, 2011, 2010 and 2009, respectively. No milestones have been recognized under this agreement through December 31, 2011.

Boehringer Ingelheim

In May 2010, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or BI, under which we will collaborate on the development and commercialization of a BiTE antibody for the treatment of multiple myeloma.

Under the terms of the agreement, we are responsible for the generation of the BiTE antibody, and the parties are collaborating on pre-clinical development activities. Boehringer Ingelheim is responsible for the manufacturing and the worldwide clinical development of the product. We will co-promote the product in the United States, and BI will be responsible for the commercialization of the product outside the United States. BI bears all costs of the development and commercialization of the product, except that we bear the costs related to our own pre-clinical activities up to a specified amount and the cost of our own U.S. sales force. We received an upfront cash payment of €5 million (approximately $6.6 million using the exchange rate on the date of the agreement) and are eligible to receive up to €50 million (approximately $66 million using the exchange rate on the date of the agreement) upon the achievement of specified development and regulatory milestones. If a BiTE antibody that is the subject of the collaboration is approved for marketing, we will be eligible to receive tiered low double-digit royalties on net sales of the product outside the United States, and for the rights and licenses granted under the Agreement and our additional co-promotion efforts, a sales participation payment in the United States increasing over a period of three years from a percentage of net sales in the mid-twenties to the low thirties, in each case subject to reduction upon the entry of material generic competition or, with respect to the United States only, the termination of our co-promotion obligations.

BI has the right to terminate the agreement with 90 days prior notice for any reason at any time prior to the first commercial sale of the BiTE antibody and for any reason with 180 days prior notice thereafter. We have the right to terminate the Agreement with 90 days prior notice at specified points in the development plan.

We recognized revenues of approximately $0.3 million under this agreement during the years ended December 31, 2011 and 2010 which represents the recognition of the up-front fee.

Merck Serono

We entered into a collaboration agreement with Ares Trading S.A., a wholly-owned subsidiary of Merck Serono International S.A., or Merck Serono. Pursuant to the agreement, we granted Merck Serono a worldwide license under our relevant patents and know-how to develop, manufacture, commercialize and use adecatumumab for the prevention and treatment of any human disease. Merck Serono paid an initial license fee of $10 million and has made three milestone payments in the total amount of $12 million to date. Overall, the agreement provides for Merck Serono to pay up to $138 million in milestone payments if adecatumumab is successfully developed and registered worldwide in at least three indications.

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

We recognized revenues of approximately $1.5 million, $2.7 million and $2.9 million associated with this license and collaboration agreement in the years ended December 31, 2011, 2010 and 2009, respectively. We do not expect to recognize any further revenue under this agreement.

Nycomed

In May 2007, we entered into a Collaboration and License Agreement with Nycomed A/S under which we and Nycomed are collaborating exclusively with each other on the development of MT203 and other antibodies that neutralize granulocyte macrophage colony-stimulating factor (GM-CSF) and that may be useful for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreement, we received an upfront license fee of €5.0 million, or $6.7 million using the exchange rate as of the payment date, and we are eligible to receive research and development reimbursements and payments upon the achievement of development milestones of more than €116 million in the aggregate including €2.5 in pre-clinical milestones, €55 in clinical milestones and €58 related to product approval and achievement of certain sales thresholds. To date, we have received €2.5 or $3.5 million of such milestone payments. We are also eligible to receive tiered royalties in the high single digit to mid-teen range on worldwide sales of MT203 and other products that may be developed under the agreement.

We were responsible for performing preclinical development and process development relating to MT203, and Nycomed is responsible for clinical development and commercialization of the product candidate on a worldwide basis. Nycomed bears the cost of development activities and compensates us for our expenses incurred in connection with the development program. The term of the agreement expires upon the satisfaction of all payment obligations of each party under the agreement. After completion of certain preclinical development steps, Nycomed may terminate the agreement at any time upon a specified prior notice period, and either party may terminate the agreement for material breach by the other party. In the event of termination, all product rights would revert back to us under the agreement.

We recognized revenues of approximately $5.5 million, $5.4 million and $7.6 million associated with this agreement in the years ended December 31, 2011, 2010 and 2009, respectively. Included in the 2009 revenues are milestone payments of $1.9 million.

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

Under the terms of the 2009 Agreement, MedImmune has sold to us the remaining inventory of blinatumomab clinical trial material and transferred the manufacturing process for this product candidate to us or our contract manufacturer. In return, we made upfront payments of $6.5 million, of which the final payment of $2.5 million was paid in January 2011. In addition, MedImmune is eligible to receive an aggregate of $19 million from us based upon the achievement of specified strategic and regulatory milestone events relating to blinatumomab in North America. In addition, we will pay to MedImmune a low mid-single-digit royalty based on net sales of blinatumomab in North America. Either party may terminate the 2009 Agreement for material breach by the other party.

 We did not record any revenues under this agreement during 2011 and 2010 and recognized revenues of approximately $0.3 million associated with the 2003 Agreement in the year ended December 31, 2009.

BiTE Research Collaboration Agreement

In 2003, we entered into a BiTE Research Collaboration Agreement with MedImmune pursuant to which we have generated MT111, a BiTE antibody that binds to carcinoembryonic antigen (CEA). MedImmune is obligated to make milestone payments of up to approximately $16.8 million in the aggregate upon the achievement of specified milestone events related to this BiTE antibody including $1.3 million in pre-clinical milestones, $2.5 million in clinical milestones, and $13 million related to product approval. In addition, MedImmune is obligated to pay to us up to high-single digit royalties on net sales of MT111, with the royalty rate dependent on achieving certain net sales levels in each year. Furthermore, we have retained the exclusive right to commercialize MT111 in Europe. Subject to an agreed upon budget, MedImmune is obligated to reimburse any development costs incurred by us for MT111 up to the completion of phase 1 clinical trials. Unless earlier terminated, the license and collaboration agreement has a term of 50 years or, if earlier, until the expiration of all royalty and payment obligations due under the agreement for all product candidates covered by the collaboration. Either party may terminate the agreement for breach of a material obligation by the other. MedImmune also has the right to terminate the licenses granted by Micromet to MedImmune under the agreement in the entirety or in one or more countries by providing specified prior notice to Micromet.

We recognized revenues of approximately $0.1 million, $1.3 million and $1.9 million associated with this agreement in the years ended December 31, 2011, 2010 and 2009, respectively. Included in 2010 revenues is a milestone payment in the amount of $1.0 million.

TRACON

We entered into an agreement with TRACON Pharmaceuticals, Inc., or TRACON, under which we granted TRACON an exclusive, worldwide license to develop and commercialize our monoclonal antibody product candidate known as MT293. On April 11, 2011 we received notice from TRACON that the license agreement was being terminated.  This termination became effective during the second quarter of 2011, at which time the MT293 program reverted back to us.

 In connection with the termination during the second quarter of 2011, we received a milestone payment for the successful completion of a phase 1 clinical trial in the amount of $0.8 million, and we also collected service revenues of $0.2 million. Additionally, we recognized the remaining $1.1 million of deferred up-front license fees, as this collaboration was terminated.  We will not record any further revenue under this collaboration. We recognized revenues of approximately $0.1 million and $0.2 million associated with this agreement in the years ended December 31, 2010 and 2009, respectively.

Lonza

In November 2009, we entered into an agreement for the process development and manufacture of blinatumomab with Lonza AG, or Lonza, a custom manufacturer of antibodies and other biologics. Under the terms of the agreement, Lonza established the current manufacturing process for blinatumomab and develop the process to a scale sufficient for the manufacture of blinatumomab for commercial sale. In addition, Lonza manufactures blinatumomab for our clinical trials. We have the option to engage Lonza for the manufacture of blinatumomab for commercial sale based on financial terms established in the agreement. The manufacturing process to be developed by Lonza can be transferred, under financial terms agreed in the agreement, to another contract manufacturer in order to either establish a second source of supply or in the event that we desire to transfer manufacturing to a third party. We made payments of €9.3 million, or approximately $12.9 million, and €2.4 million or approximately $3.2 million, for the activities performed by Lonza during 2011 and 2010, respectively. These amounts are included in research and development expenses.

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

Note 16.  Segment Disclosures

We operate in only one segment, which primarily focuses on the discovery and development of antibody-based drug candidates using proprietary technologies.

Revenues:

The geographic composition of revenues for each of the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Germany	$10,992	$18,893	$13,992
United States	4,100	1,462	2,703
France	5,009	5,051	439
Switzerland	1,448	2,723	2,861
All others	369	615	1,046
	$21,918	$28,744	$21,041

Long-lived Assets:

All long-lived assets were located in Germany, except for $643,000 and, $141,000 located in the U.S. as of December 31, 2011and 2010, respectively.

Note 17.  Quarterly Financial Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$6,310	$6,549	$6,658	$9,227
Total operating expenses	17,423	17,401	16,118	19,865
Loss from operations	(11,113)	(10,852)	(9,460)	(10,638)
Net loss	(18,304)	(4,062)	(11,254)	(16,499)
Basic and diluted net loss per common share	(0.26)	(0.05)	(0.14)	(0.19)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$5,547	$7,062	$4,545	$4,764
Total operating expenses	25,301	27,123	25,231	25,823
Loss from operations	(19,754)	(20,061)	(20,686)	(21,059)
Net loss	(8,186)	(17,294)	(15,770)	(32,910)
Basic and diluted net loss per common share	(0.09)	(0.19)	(0.17)	(0.36)

Note 18.  Subsequent Event

On January 25, 2012, Micromet entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amgen Inc., a Delaware corporation (“Amgen”) and Armstrong Acquisition, Corp., a Delaware corporation and a wholly owned subsidiary of Amgen (“Purchaser”). Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Purchaser has commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of Micromet, par value $0.00004 per share (together with the associated preferred share purchase rights, the “Shares”), at a price of $11.00 per share in cash (the “Offer Price”), without interest and less any required withholding taxes.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of Micromet, Purchaser will merge with and into Micromet, with Micromet surviving as a wholly owned subsidiary of Amgen (the “Merger”). At the effective time of the Merger, the Shares not purchased pursuant to the Offer (other than shares held by Micromet, Amgen, Purchaser, any subsidiary of Amgen or by stockholders of Micromet who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, Amgen shall cause the surviving corporation in the Merger to assume the outstanding warrants to acquire Shares, which will convert into warrants exercisable for an amount of cash to which the holders of such warrants would have been entitled to receive in the merger had they exercised their warrants to acquire Shares prior to the closing of the Merger.

Outstanding stock options will be purchased by Amgen for an amount equal to the difference between the $11.00 purchase price and the strike price of the option. Vested options will be paid out following the closing of the merger, and unvested options will be paid out monthly according to the original vesting schedule of the option. Any remaining unvested options as of December 31, 2012 will be paid out at that time.

